Form 10-Q
period 1999-03-31
VIGNETTE CORP
filed 1999-05-17
CIK 1042185

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------



                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number 000-25375


                             VIGNETTE CORPORATION
            (Exact name of registrant as specified in its charter)



               Delaware                             74-2769415
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification Number)



                          901 South Mopac Expressway

                              Austin, Texas 78746

                   (Address of principal executive offices)

                                ----------------

      (512) 306-4300 (Registrant's telephone number, including area code)

                                ----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days


     (1)  Yes    X                       No
              -------                       -------
     (2)  Yes                            No    X
              -------                       -------

     As of May 7, 1999 there were 27,390,649 shares of the Registrant's common stock outstanding.

================================================================================

                              VIGNETTE CORPORATION
                                   FORM 10-Q
                                     INDEX



PART I.     FINANCIAL INFORMATION                                           PAGE
                                                                            ----

 Item 1.    Financial Statements                                              3

            Condensed Consolidated Balance Sheets at March 31, 1999
            and December 31, 1998                                             3
            Condensed Consolidated Statements of Operations for the
            three months ended March 31, 1999 and 1998                        4
            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 1999 and 1998                        5
            Notes to Condensed Consolidated Financial Statements              6
 Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8
 Item 3.    Quantitative and Qualitative Disclosures about Market Risk       15

PART II.    OTHER INFORMATION                                                26


 Item 6.    Exhibits and Reports on Form 8-K                                 26
SIGNATURES                                                                   27

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements



                              VIGNETTE CORPORATION
                     Condensed Consolidated Balance Sheets

                                 (in thousands)

                                                             March 31,   December 31,
                                                                 1999            1998
                                                             ---------   ------------
                                                            (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                      $81,989       $ 12,242
Accounts receivable, net                                        10,763          7,488
Prepaid expenses and other                                         885            390
                                                               -------       --------
Total current assets                                            93,637         20,120
Property and equipment, net                                      3,043          1,754
Other assets                                                       362            907
                                                               -------       --------
Total assets                                                   $97,042       $ 22,781
                                                               =======       ========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses                          $ 7,636       $  8,090
Deferred revenues                                               12,296          6,092
Current portion of long-term debt and capital lease              1,896          1,902
Other current liabilities                                          553            279
                                                               -------       --------
Total current liabilities                                       22,381         16,363
Long-term debt and capital lease, less current portion             659            758
                                                               -------       --------
Total liabilities                                               23,040         17,121
Redeemable convertible preferred stock                               -         36,258
Warrant                                                              -            169
Stockholders' equity (deficit)                                  74,002        (30,767)
                                                               -------       --------
Total liabilities and stockholders' equity (deficit)           $97,042       $ 22,781
                                                               =======       ========


                            See accompanying notes.

                             VIGNETTE CORPORATION
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)



                                                   Three months ended March 31,
                                                   ----------------------------
                                                           1999            1998
                                                        -------        --------
Revenue:
Product license                                         $ 4,623         $ 1,293
Services                                                  4,509             958
                                                        -------         -------
Total revenue                                             9,132           2,251

Cost of revenue:
Product license                                             419              25
Services                                                  4,469             850
                                                        -------         -------
Total cost of revenue                                     4,888             875

Gross profit                                              4,244           1,376

Operating expenses:
Research and development                                  2,725           1,112
Sales and marketing                                       6,553           1,677
General and administrative                                1,611             698
Amortization of deferred stock compensation               1,669              16
                                                        -------         -------
Total operating expenses                                 12,558           3,503
                                                        -------         -------
Loss from operations                                     (8,314)         (2,127)
Other income, net                                           376              38
                                                        -------         -------
Net loss                                                $(7,938)        $(2,089)
                                                        =======         =======
Basic net loss per share                                $ (0.61)        $ (1.10)
                                                        =======         =======
Shares used in computing basic net loss per share        12,988           1,902
                                                        =======         =======

                            See accompanying notes.

                              VIGNETTE CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)


                                                          Three months ended March 31,
                                                          ----------------------------
                                                                  1999            1998
                                                              --------        --------
Operating activities:
Net loss                                                      $(7,938)        $(2,089)
Adjustments to reconcile net loss to net cash used
 in operating activities:
Depreciation                                                      441              84
Non cash compensation expense                                   1,669              16
Changes in operating assets and liabilities:
Accounts receivable, net                                       (3,275)         (1,529)
Prepaid expenses and other assets                                  50             (10)
Accounts payable and accrued expenses                            (454)           (295)
Deferred revenue                                                6,204             939
Other liabilities                                                 274              72
                                                              -------         -------
Net cash used in operating activities                          (3,029)         (2,812)

Investing activities:
Purchase of property and equipment                             (1,710)           (300)
                                                              -------         -------
Net cash used in investing activities                          (1,710)           (300)

Financing activities:
Proceeds from issuance of common stock, net                    74,008               -
Proceeds from long-term debt and capital lease obligation           -           1,837
Payments on long-term debt and capital lease obligation          (105)             (6)
Proceeds from exercise of stock options                           609             103
Payments for repurchase of unvested common stock                   (3)             (1)
                                                              -------         -------
Net cash provided by financing activities                      74,509           1,933

Effect of exchange rate on cash and cash equivalents              (23)             (1)
                                                              -------         -------
Net increase (decrease) in cash and cash equivalents           69,747          (1,180)
Cash and cash equivalents at beginning of period               12,242           6,865
                                                              -------         -------
Cash and cash equivalents at end of period                    $81,989         $ 5,685
                                                              =======         =======

                            See accompanying notes.

                             VIGNETTE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999


1.   General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the "Company" or "Vignette"). All material intercompany accounts and transactions have been eliminated in consolidation.

In February 1999, the Company completed an initial public offering in which the Company sold 4,280,000 shares of its common stock for net proceeds to the Company of $73.8 million. Upon closing of the initial public offering, each outstanding share of the Company's Redeemable Convertible Preferred Stock and Convertible Preferred Stock was automatically converted into one share of common stock of the Company resulting in the issuance of 16,958,319 shares of common stock.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998, which are contained in the Company's Registration Statement filed on Form S-1, as amended, on February 18, 1999 (File No. 333-68345). The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2.   Net Loss Per Share

Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive due to the Company's net loss.

The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock and redeemable convertible preferred stock into common stock concurrent with the closing of the Company's recent initial public offering. Accordingly, a pro forma calculation assuming the conversion of all outstanding shares as of March 31, 1999 and 1998 of convertible preferred stock and redeemable convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance is presented.

The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):

                                                           Three months ended March 31,
                                                           ----------------------------
                                                                   1999           1998
                                                               --------       --------

Net loss                                                       $(7,938)       $(2,089)
                                                               =======        =======
Basic:
 Shares used in computing basic net loss                        12,988          1,902
                                                               =======        =======
 Basic net loss per share                                      $ (0.61)       $ (1.10)
                                                               =======        =======
Pro forma:
 Shares used above                                              12,988          1,902
 Pro forma adjustment to reflect weighted effect of assumed
  conversion of convertible preferred stock                      9,233         12,871
                                                               -------        -------
 Shares used in computing pro forma basic net loss

  per share                                                     22,221         14,773
                                                               =======        =======
 Pro forma basic net loss per share                            $ (0.36)       $ (0.14)
                                                               =======        =======


3.   Comprehensive Loss

Effective July 1, 1998, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components. The components of comprehensive loss are as follows:



                                  Three months ended March 31,
                                  ----------------------------
                                               1999       1998
                                            -------    -------
Net loss                                    $(7,938)   $(2,089)
Foreign currency translation adjustments        (23)        (1)
                                            -------    -------
Comprehensive loss                          $(7,961)   $(2,090)
                                            =======    =======


4.   Subsequent Event

During May 1999, the Company entered into an agreement to acquire 100 percent of the outstanding stock and assume all stock options of Diffusion, Inc. in exchange for approximately 400,000 shares of Vignette common stock. Vignette will account for the transaction using purchase accounting and expects to close the acquisition by June 30, 1999, subject to approval by the shareholders of Diffusion and other customary closing conditions. Vignette expects to incur one-time acquisition costs and integration related charges associated with the transaction which include costs associated with product integration, cross training, and other merger related costs. Additionally, Vignette anticipates a portion of the purchase price will be allocated to In Process Research and Development and expensed upon the consummation of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report on Form 10-Q that are not purely historical statements are forward looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results. See "Risk Factors that May Affect Future Results," and the factors and risks discussed in our Registration Statement filed on Form S-1 on February 18, 1999 (File No. 333-68345) with the Securities and Exchange Commission.

Overview

Vignette is a leading global provider of Internet Relationship Management software products and services, a new category of enterprise solutions designed to enable businesses to build sustainable online customer relationships, increase the returns on their Internet-related investments and capitalize on Internet business opportunities. To date, we have developed and released several versions of our StoryServer product and have sold our products and services to over 250 clients. We market and sell our products worldwide primarily through our direct sales force. Our principal office is in Austin, Texas, and we also have offices in Alexandria, Virginia; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Denver, Colorado; Newport Beach, California; New York, New York; San Mateo, California; Seattle, Washington; Valencia, California; Hamburg, Germany; London, England; Paris, France; and Sydney, Australia.

We derive our revenue from the sale of software product licenses and from professional consulting, maintenance and support services. Product license revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. Services revenue consists of fees from professional services and from maintenance and telephone support. Professional services include integration of software, application development, training and software installation. We bill professional services fees either on a time and materials basis or on a fixed-price basis. We recognize professional services fees billed on a time and materials basis as the services are performed. We recognize professional services fees on fixed-price service arrangements on the completion of specific contractual milestone events, or based on an estimated percentage of completion as work progresses. Our clients typically purchase maintenance agreements annually, and we price maintenance agreements based on a percentage of the product license fee. We price telephone support based on differing levels of support. Clients purchasing maintenance agreements receive unspecified product upgrades and electronic, Web-based technical support, while purchasers of support contracts receive additional telephone support. We recognize revenue from maintenance and support agreements ratably over the term of the agreement, typically one year. We record cash receipts from clients and billed amounts due from clients in excess of revenue recognized as deferred revenue. The timing and amount of cash receipts from clients can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period.

Despite our revenue growth, we have incurred significant losses since inception and, as of March 31, 1999, we had an accumulated deficit of approximately $45.3 million. We believe our success depends on further increasing our client base and on growth in the emerging Internet Relationship Management market. Accordingly, we intend to continue to invest heavily in sales, marketing, professional services, research and development and in our operational and financial systems. Furthermore, we expect to continue to incur substantial operating losses at least through 1999, and our expected increase in operating expenses will require significant increases in revenues before we become profitable.

We had 350 full-time employees at March 31, 1999, up from 102 at March 31, 1998. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. In addition, we expect that future expansion will continue to challenge our ability to hire, train, motivate, and manage our employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If our total revenue does not increase relative to our operating expenses, our management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or our management otherwise fails to manage our expansion effectively, there would be a material adverse effect on our business, financial condition and operating results.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operation.


                                    Three months ended March 31,
                                    ----------------------------
                                                1999        1998
                                            --------    --------
Revenue:
Product license                                  51%         58%
Services                                         49          42
                                               ----        ----
Total revenue                                   100         100

Cost of revenue:
Product license                                   5           1
Services                                         49          38
                                               ----        ----
Total cost of revenue                            54          39

Gross profit                                     46          61

Operating expenses:
Research and development                         30          49
Sales and marketing                              71          75
General and administrative                       18          31
Amortization of deferred stock compensation      18           1
                                               ----        ----
Total operating expenses                        137         156
                                               ----        ----
Loss from operations                            (91)        (95)
Other income, net                                 4           2
                                               ----        ----
Net loss                                        (87)%       (93)%
                                               ====        ====


Revenue

Total revenue increased 306% to $9.1 million in the three months ended March 31, 1999 from $2.3 million in the first three months ended March 31, 1998. This increase was attributable to product license and services sales to the increase in our client base from 73 clients in the first quarter of 1998 to 229 clients in the first quarter of 1999 resulting in substantial growth in product license and services revenue. Although our revenues have increased in recent periods, we cannot be certain that revenues will grow in future periods or that they will grow at similar rates as in the past.

Product License. Product license revenue increased 258% to $4.6 million in the three months ended March 31, 1999 from $1.3 million in the first three months ended March 31, 1998, representing 51% and 58% of total revenue, respectively. The increase in product license revenue in absolute dollars was due primarily to an increase in the number of clients and average deal size resulting from growing market acceptance of our StoryServer product line. Product license revenue decreased as a percentage of total revenue due to the increase in services revenue during the same period.

Services. Services revenue increased 371% to $4.5 million in the three months ended March 31, 1999 from $958,000 in the three months ended March 31, 1998, representing 49% and 42% of total revenue, respectively. Services revenue from professional services fees increased to $3.6 million in the three months ended March 31, 1999 from $791,000 in the three months ended March 31, 1998. Services revenue from maintenance and support agreements increased to $904,000 in the three months ended March 31, 1999 from $167,000 in the three months ended March 31, 1998. The increase in all types of services revenue was due primarily to an increase in the number of clients and the sale of product licenses, which generally include or lead to contracts to perform professional services and purchases of software maintenance and technical support service agreements.

Services revenue increased as a percentage of total revenue in the first quarter of 1999 due to the expansion of our services capabilities by hiring additional services personnel. We believe that growth in our product license sales depends on our ability to provide our clients with support, training, consulting and implementation services and educating third-party resellers on how to use and sell our products. As a result, we continued to expand our professional services organization in the first quarter of 1999 and intend to continue expanding our professional services organization for the foreseeable future. We expect that professional services-related revenue will increase in absolute dollars in the future to the extent that additional clients license our products and as we expand both our capacity for the delivery of professional services as well as the scope of our professional services offerings. We expect that services revenue from maintenance and support agreements will increase in absolute dollars in the future due to the maintenance components of new and existing license agreements.

Cost of Revenue

Product License. Product license costs consist of expenses we incurred to manufacture, package and distribute our products and related documentation and costs of licensing third-party software incorporated into our products. Product license costs increased to $419,000 in the three months ended March 31, 1999 from $25,000 in the three months ended March 31, 1998, representing 9% and 2% of product license revenue, respectively. The increase in absolute dollars and as a percentage of product license revenue in the first quarter of 1999 was primarily attributable to an OEM royalty arrangement signed in the second quarter of 1998 which added functionality into StoryServer. We expect product license costs to increase in the future in absolute dollar terms due to additional clients licensing our products and the addition of third party technology that we may choose to embed in our product offerings.

Services. Services costs include salary expense and other related costs for our professional service, maintenance and telephone support staffs, as well as third-party contractor expenses. Services costs increased to $4.5 million in the three months ended March 31, 1999 from $850,000 in the three months ended March 31, 1998, representing 99% and 89% of services revenue, respectively. The increase in dollar amount was primarily due to startup costs incurred from rapidly expanding our professional services organization. Services costs related to professional services increased to $4.1 million in the three months ended March 31, 1999 from $786,000 in the three months ended March 31, 1998, representing 114% and 99% of professional services-related revenue. Services costs related to maintenance and support agreements increased to $373,000 in the three months ended March 31, 1999 from $64,000 in the three months ended March 31, 1998, representing 41% and 38% of maintenance and support-related revenue, respectively.

To date, our services costs related to professional services have been significantly higher than our services revenue related to professional services, and, overtime, we believe we will be able to reverse this trend. We expect services costs to increase in the future in absolute dollars to the extent that we continue to generate new clients and associated product license and services revenue. Services costs as a percentage of services revenue can be expected to vary from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased to $2.7 million in the three months ended March 31, 1999 from $1.1 million in the three months ended March 31, 1998, representing 30% and 49% of total revenue, respectively. The increase in absolute dollars in the first quarter of 1999 was due to increases in engineering personnel. Research and development expenses decreased as a percentage of revenues primarily because significant revenue growth outpaced research and development expenditures. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase significantly in absolute dollars in future periods. Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86 were insignificant during these periods. Accordingly, all software development costs have been expensed in the period incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expenses increased to $6.6 million in the three months ended March 31, 1999 from $1.7 million in the three months ended March 31, 1998, representing 71% and 75% of total revenue, respectively. The increase in absolute dollars was due to a significant increase in sales and marketing personnel and our increased marketing program expenditures. We believe these expenses will continue to increase in future periods as we expect to continue to expand our sales and marketing efforts. We also anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue from period to period based on the timing of new product releases and as new sales personnel are hired and begin to achieve productivity.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and certain facilities-related expenses. General and administrative expenses increased to $1.6 million in the three months ended March 31, 1999 from $698,000 in the three months ended March 31, 1998, representing 18% and 31% of total revenue, respectively. The increase in absolute dollars for these periods was due to increased personnel and facility expenses necessary to support our expanding operations. General and administrative expenses decreased as a percentage of revenues primarily because significant revenue growth outpaced general and administrative expenditures. We believe general and administrative expenses will increase in absolute dollars as we expect to add personnel to support our expanding operations and incur additional costs related to the growth of our business.

Amortization of Deferred Stock Compensation. We have recorded deferred compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $1.7 million in the three months ended March 31, 1999 and $16,000 in the three months ended March 31, 1998.

Other Income, Net

Other income, net consists of interest income and expense and gain or loss on disposals of equipment. Other income, net increased to $376,000 in the three months ended March 31, 1999 from $38,000 in the three months ended March 31, 1998. The increase was due to a $381,000 increase in interest income earned from cash balances on hand as a result from our recent public offering, partially offset by a $43,000 increase in interest expense and other in the first quarter of 1999.

Net Operating Losses and Tax Credit Carryforwards

We have provided a full valuation allowance on our deferred tax assets, which include net operating loss and research and development carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, management primarily considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets.

Liquidity and Capital Resources

Cash used in operating activities was $2.8 million and $3.0 million for the three months ended March 31, 1998 and 1999, respectively. Our investing activities have consisted primarily of capital expenditures totaling $300,000 and $1.7 million for the three months ended March 31, 1998 and 1999, respectively, for leasehold improvements and to acquire property and equipment, mainly computer hardware and software, for our growing employee base. We expect that our capital expenditures will increase as our employee base grows. Net cash provided by financing activities for the three months ended March 31, 1998 and 1999 was $1.9 million and $74.5 million, respectively. The increase was due primarily to the receipt of proceeds from our recent initial public offering.

At March 31, 1999, we had $82.0 million in cash and cash equivalents and $71.3 million in working capital. We have agreements with Comdisco, Inc. providing for available credit of up to $5.0 million over a period of 36 months at an interest rate of 12% per year and an equipment lease line of $1.25 million over a period of 36 months at an interest rate of 7.5% per year. The line of credit with Comdisco, Inc. is secured by our receivables, equipment, fixtures, inventory and all other tangible property. We are currently in compliance with all related financial covenants and restrictions.

Recent Accounting Pronouncements

SOP 98-9, which was issued in December 1998, amends SOP 97-2 and SOP 98-4. We are required to adopt SOP 98-9 in the year ended December 31, 2000. We do not expect such adoption will have a significant effect on our results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on results of operations or the financial position of the Company.

Year 2000 Compliance

The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

We have conducted the first phases of a Year 2000 readiness review for the current versions of our products. The review includes assessment and implementation, which includes remediation, upgrading and replacement of certain product versions, as well as validation testing, and contingency planning. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

We have largely completed all phases of our plan, except for contingency planning, with respect to the current versions of all of our products. As a result, the current versions of each of our products are "Year 2000 Compliant," as defined below, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 Compliant. The initial release of StoryServer 4 required a patch to fix a minor error in a third-party product included in StoryServer 4. We have provided the patch on our Web site in order to be Year 2000 Compliant.

We have defined "Year 2000 Compliant" as the ability to:

     (a) correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

     (b) function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

     (c) where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner;

     (d) if the date elements in interfaces and data storage specify the century, store and provide output of date information in ways that are unambiguous as to century; and

     (e) recognize year 2000 as a leap year.

We have not tested our products on all platforms or all versions of operating systems that we currently support. We have tested software obtained from third parties (licensed software, shareware, and freeware) that is incorporated into our products, and are seeking assurances from our vendors that licensed software is Year 2000 Compliant. Despite testing by us and by current and potential clients, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially adversely affect our business, operating results, or financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

Vignette's internal systems include both our information technology, or IT, and non-IT systems. We have initiated an assessment of our material internal IT systems, including both our own software products and third-party software and hardware technology, but we have not initiated an assessment of our non-IT systems. We expect to complete testing of our IT systems in 1999. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from such vendors that their systems are Year 2000 Compliant. Although we are not currently aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

We do not currently have any information concerning the Year 2000 compliance status of our customers. Our current and potential clients may incur significant expenses to achieve Year 2000 compliance. If our clients are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate budgets that current or potential customers could have for purchases of our products and services. As a result, our business, results of operations or financial condition could be materially adversely affected.

We have funded our Year 2000 plan from available cash and have not separately accounted for these costs in the past. To date, these costs have not been material. We will incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. We may experience material problems and costs with Year 2000 compliance that could adversely affect our business, results of operations and financial condition.

We have not yet fully developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company's operations are based in the U.S. and, accordingly, the majority of its transactions are denominated in U.S. Dollars. However, the Company does have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Australia, England, France, and Germany and conducts transactions in the local currency of each location. The impact of fluctuations in the relative value of other currencies was not material for the quarter ended March 31, 1999.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK FACTORS

You should carefully consider the following risks before making an investment in the Company. The risks described below are not the only ones that we face. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment in the Company. You should also refer to the other information set forth in this report, including our financial statements and the related notes.

Risks Related to Our Business

We Expect to Incur Future Losses

We incurred net losses of $3.6 million for the year ended December 31, 1996, $7.5 million for the year ended December 31, 1997, $26.2 million for the year ended December 31, 1998, and $7.9 million for the three months ended March 31, 1999. As of March 31, 1999, we had an accumulated deficit of $45.3 million. We have not achieved profitability and we expect to incur net losses for the foreseeable future. To date, we have funded our operations from the sale of equity securities and have not generated cash from operations. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown significantly in recent quarters, we cannot be certain that we can sustain these growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Our Limited Operating History Makes Financial Forecasting Difficult

Vignette was founded in December 1995 and has a limited operating history. As a result of our limited operating history, we cannot forecast operating expenses based on our historical results. Accordingly, we base our expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than we had projected. Our ability to forecast accurately our quarterly revenue is limited because our software products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur. We would expect our business, operating results and financial condition to be materially adversely affected if our revenues do not meet our projections and that net losses in a given quarter would be even greater than expected.

We Expect Our Quarterly Revenues and Operating Results to Fluctuate

Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

  . Demand for our products and services;

  . The timing of sales of our products and services;

  . The timing of customer orders and product implementations;

  . Unexpected delays in introducing new products and services;

  . Increased expenses, whether related to sales and marketing, product development or administration;

  . Changes in the rapidly evolving market for Internet Relationship
    Management solutions;

  . The mix of product license and services revenue, as well as the mix of products licensed;

  . The mix of services provided and whether services are provided by our own staff or third-party contractors;

  . The mix of domestic and international sales; and

  . Costs related to possible acquisitions of technology or businesses.

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of our future performance.

We plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support and improve operational and financial systems. If our revenues do not increase along with these expenses, our business, operating results or financial condition could be materially adversely affected and net losses in a given quarter would be even greater than expected.

Although we have limited historical financial data, we believe that our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on our clients' calendar year budgeting cycles, slow summer purchasing patterns in Europe and our compensation policies that tend to compensate sales personnel, typically in the latter half of the year, for achieving annual quotas.

Our Quarterly Results Often Depend on a Small Number of Large Orders

We derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. Although we do not believe that the loss of any particular customer would have an adverse effect on our business, our operating results could be materially adversely affected if we were unable to complete one or more substantial license sales in any future period. For example, in five of the last nine quarters in the period ended March 31, 1999, we had at least one customer that accounted for at least 10% of total revenue in such quarter.

Our Operating Results May Be Adversely Affected By Small Delays in Customer Orders or Product Implementations

Small delays in customer orders or product implementations can cause significant variability in our license revenues and operating results for any particular period. We derive a substantial portion of our revenue from the sale of products with related services. In these cases, our revenue recognition policy requires us to substantially complete the implementation of our product before we can recognize software license revenue, and any end of quarter delays in product implementation could materially adversely affect operating results for that quarter.

In Order to Increase Market Awareness of Our Products and Generate Increased Revenue We Need to Expand Our Sales and Distribution Capabilities

We must expand our direct and indirect sales operations to increase market awareness of our products and generate increased revenue. We cannot be certain that we will be successful in these efforts. We have recently expanded our direct sales force and plan to hire additional sales personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective clients. New hires will require training and take time to achieve full productivity. We cannot be certain that our recent hires will become as productive as necessary or that we will be able to hire enough qualified individuals in the future. We also plan to expand our relationships with value-added resellers, systems integrators and other third-party resellers to build an indirect sales channel. In addition, we will need to manage potential conflicts between our direct sales force and third-party reselling efforts.

Our Lengthy Sales Cycle and Product Implementation Makes It Difficult to Predict Our Quarterly Results

We have a long sales cycle because we generally need to educate potential clients regarding the use and benefits of Internet Relationship Management applications. Our long sales cycle makes it difficult to predict the quarter in which sales may fall. Delays in product implementation could cause significant variability in our license revenues and operating results for any particular period. In addition, the implementation of our products requires a significant commitment of resources by our clients, third-party professional services organizations or our professional services organization. In many cases, we recognize a substantial portion of the revenue from product sales upon implementation of our product.

We May Be Unable to Adequately Develop A Profitable Professional Services Organization Which Could Affect Both Our Operating Results and Our Ability to Assist Our Clients With the Implementation of Our Products

We cannot be certain that we can attract or retain a sufficient number of the highly qualified services personnel that our business needs and we cannot be certain that our services business will ever achieve profitability. Clients that license our software typically engage our professional services organization to assist with support, training, consulting and implementation of their Web solutions. We believe that growth in our product sales depends on our ability to provide our clients with these services and to educate third-party resellers on how to use our products. As a result, we plan to increase the number of service personnel to meet these needs. New services personnel will require training and education and take time to reach full productivity. To meet our needs for services personnel, we may also need to use more costly third-party consultants to supplement our own professional services organization. We expect our services revenue to increase in absolute dollars as we continue to provide consulting and training services that complement our products and as our installed base of clients grows. To date, our services costs have been significantly higher than our services revenue, and we expect that trend to continue for the foreseeable future. We generally bill our clients for our services on a "time and materials" basis. However, from time to time we enter into fixed-price contracts for services. On occasion, the costs of providing the services have exceeded our fees from these contracts and, from time to time, we may misprice future contracts to our detriment. In addition, competition for qualified services personnel with the appropriate Internet specific knowledge is intense. We are in a new market and there is a limited number of people who have acquired the skills needed to provide the services that our clients demand.

If Our International Revenue Continues to Grow in Absolute Dollars and as a Percentage of Revenue, Our Business Would Become Increasingly Susceptible to Numerous Risks Associated With International Operations

International operations are generally subject to a number of risks, including:

  . Expenses associated with customizing products for foreign countries;

  . Protectionist laws and business practices that favor local competition;

  . Dependence on local vendors;

  . Multiple, conflicting and changing governmental laws and regulations;

  . Longer sales cycles;

  . Difficulties in collecting accounts receivable;

  . Foreign currency exchange rate fluctuations; and

  . Political and economic instability.

We received 19% of our total revenue in the quarter ended March 31, 1999 through licenses and services sold to clients located outside of the United States. We expect international revenue to account for a significant percentage of total revenue in the future and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

To date, a majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. In addition, although we cannot predict the potential consequences to our business as a result of the adoption of the Euro as a common currency in Europe, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of pricing transparency. To date, we have not engaged in any foreign exchange hedging transactions and we are therefore subject to foreign currency risk.

We Must Successfully Integrate Any Business Or Technology Acquisitions

Our failure to successfully address the risks associated with any acquisitions could have a material adverse affect on our business, operating results and financial condition. The success of any acquisition will depend on our ability to:

 .  Successfully integrate and manage business operations and technology;

 .  Retain key employees; and

 .  Implement our business strategy relevant to the acquisition.

In Order to Properly Manage Growth, We May Need to Implement and Improve Our Operational Systems on a Timely Basis

We have expanded our operations rapidly since inception. We intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition will be materially adversely affected. In addition, we moved to new headquarters facilities in December 1998, which was and will continue to be a disruptive, time consuming and expensive process.

We May Be Adversely Affected If We Lose Key Personnel

Our success depends largely on the skills, experience and performance of some key members of our management. If we lose one or more of these key employees, our business, operating results and financial condition could be materially adversely affected. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other software companies, we face intense competition for qualified personnel, particularly in the Austin, Texas area. We cannot be certain that we will be successful in attracting, assimilating or retaining qualified personnel in the future.

We Have Relied and Expect to Continue to Rely on Sales of Our StoryServer Product Line for Our Revenue

We currently derive all of our revenues from the license and related upgrades, professional services and support of our StoryServer software products. We expect that we will continue to depend on revenue related to new and enhanced versions of our StoryServer product line for at least the next several quarters. We cannot be certain that we will be successful in upgrading and marketing our products or that we will successfully develop and market new products and services. If we do not continue to increase revenue related to our existing products or generate revenue from new products and services, our business, operating results and financial condition would be materially adversely affected.

Our Future Revenue is Dependent Upon Our Ability to Successfully Introduce Our Vignette Syndication Server

We expect that our future financial performance will depend significantly on revenue from Vignette Syndication Server and the related tools that we plan to develop, which is subject to significant risks. We announced Vignette Syndication Server in October 1998 and we shipped Vignette Syndication Server to clients in the first quarter of 1999. This is the first version of a new product designed for a new market opportunity. There are significant risks inherent in a product introduction such as Vignette Syndication Server. Market acceptance of Vignette Syndication Server will depend on a market developing for Internet syndication products and services and the commercial adoption of standards on which Vignette Syndication Server is based. We cannot be certain that either will occur. We cannot be certain that Vignette Syndication Server will meet customer performance needs or expectations when shipped or that it will be free of significant software defects or bugs. If Vignette Syndication Server does not meet customer needs or expectations, for whatever reason, upgrading or enhancing the product could be costly and time consuming.

If We are Unable to Meet the Rapid Changes in Internet Relationship Management Technology Our Existing Products Could Become Obsolete

The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in client demands and evolving industry standards. We cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our clients. Internet commerce technology, particularly Internet Relationship Management technology, is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could have a material adverse effect on our business, operating results and financial condition.

We Face Intense Competition for Internet Relationship Management Software Which Could Make it Difficult to Acquire and Retain Clients Now and in the Future

The Internet software market is intensely competitive. Our clients' requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future.

Our principal competitors include: in-house development efforts by potential clients or partners; other vendors of software that directly address elements of Internet Relationship Management, such as BroadVision; and developers of software that address only certain technology components of Internet Relationship Management (e.g., content management), such as Inso Corporation.

Many of these companies, as well as some other competitors, have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors such as Netscape and Microsoft may bundle their products in a manner that may discourage users from purchasing our products. In addition, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Competitive pressures may make it difficult for us to acquire and retain clients and may require us to reduce the price of our software. We cannot be certain that we will be able to compete successfully with existing or new competitors. If we fail to compete successfully against current or future competitors, our business, operating results and financial condition would be materially adversely affected.

The Internet is Generating Privacy Concerns in the Public and Within Governments, Which Could Result in Legislation Materially and Adversely Affecting Our Business or Result in Reduced Sales of Our Products, or Both

Businesses use our StoryServer product to develop and maintain profiles to tailor the content to be provided to Web site visitors. Typically, the software captures profile information when consumers, business customers or employees visit a Web site and volunteer information in response to survey questions. Usage data collected over time augments the profiles. However, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting certain Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. We are not aware of any such legislation or regulatory requirements currently in effect in the United States. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be materially adversely affected.

Our StoryServer product uses "cookies" to track demographic information and user preferences. A "cookie" is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but generally removable by the user. Germany has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged passage of laws limiting or abolishing the use of cookies. If such laws are passed, our business, operating results and financial condition could be materially adversely affected.

We May Be Adversely Impacted by the Year 2000 and Other Information Technology Issues

The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results. We are subject to potential Year 2000 problems affecting our products, our internal systems and the systems of our suppliers and customers, any of which could have a material adverse effect on our business, operating results and financial condition.

We have conducted the first phases of a Year 2000 readiness review for the current versions of our products. The review includes assessment, implementation (including remediation, upgrading and replacement of certain product versions), validation testing, and contingency planning. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

We have largely completed all phases of this plan, except for contingency planning, for the current versions of our products. As a result, we believe all current versions of our products are Year 2000 compliant, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 compliant. We have not tested our products on all platforms or all versions of operating systems that we currently support. The initial release of StoryServer 4 required a patch to fix a minor error in a third-party product included in StoryServer 4. We have provided the patch on our Web site in order to be Year 2000 compliant.

We have tested software obtained from third parties, including licensed software, shareware, and freeware, that is incorporated into our products, and we are seeking assurances from our vendors that licensed software is Year 2000 compliant. Despite testing by us and by current and potential clients, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially adversely affect our business, operating results, or financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

Our internal systems include both our information technology, or IT, and non-IT systems. We have initiated an assessment of our material internal IT systems, including both our own software products and third-party software and hardware technology, but we have not initiated an assessment of our non-IT systems. We expect to complete testing of our IT systems in 1999. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from vendors that their systems are Year 2000 Compliant. We are not currently aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

We do not currently have any information concerning the Year 2000 compliance status of our customers. Our current or future customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for purchases of our products and services. As a result, our business, results of operations or financial condition could be materially adversely affected.

We have funded our Year 2000 plan from available cash and have not separately accounted for these costs in the past. To date, these costs have not been material. We will incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. In addition, we may experience material problems and costs with Year 2000 compliance that could adversely affect our business, results of operations, and financial condition.

We have not yet fully developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

We Develop Complex Software Products Susceptible to Software Errors or Defects that Could Result in Lost Revenues, or Delayed or Limited Market Acceptance

Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects, including Year 2000 errors. Serious defects or errors could result in lost revenues or a delay in market acceptance, which would have a material adverse effect on our business, operating results and financial condition.

If We Experienced a Product Liability Claim We Could Incur Substantial Litigation Costs

Since our clients use our products for mission critical applications such as Internet commerce, errors, defects or other performance problems could result in financial or other damages to our clients. They could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results or financial condition. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. We have not experienced any product liability claims to date. However, a product liability claim brought against us, even if not successful, would likely be time consuming and costly.

Our Product Shipments Could Be Delayed If Third Party Software Incorporated in Our Products is No Longer Available

We integrate third-party software as a component of our software. The third-party software may not continue to be available to us on commercially reasonable terms. For instance, we license GroupLens Express from Net Perceptions, Inc. for certain personalization functionality in StoryServer 4. The agreement expires in October 1999, but it is renewed automatically unless either party gives 60 days notice prior to the renewal date. If we cannot maintain licenses to key third-party software, such as GroupLens Express, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property From Infringement or a Claim of Infringement

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of other's intellectual property, forcing us to do one or more of the following:

  . Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

  . Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; and

  . Redesign those products or services that incorporate such technology.

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our technology. These legal protections provide only limited protection. If we litigated to enforce our rights, it would be expensive, divert management resources and may not be adequate to protect our business.

Our Existing Stockholders Exercise Significant Control Over Vignette

Executive officers and directors and their affiliates beneficially own, in the aggregate, approximately 46% of our outstanding common stock. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

Anti-Takeover Provisions in Our Charter Documents and Delaware Law Could Prevent or Delay a Change in Control of Our Company

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. Such provisions include:

  . Authorizing the issuance of "blank check" preferred stock;

  . Providing for a classified board of directors with staggered, three-year terms;

  . Prohibiting cumulative voting in the election of directors;

  . Requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;

  . Limiting the persons who may call special meetings of stockholders;

  . Prohibiting stockholder action by written consent; and

  . Establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Certain provisions of Delaware law and our stock incentive plans may also discourage, delay or prevent someone from acquiring or merging with us.

Changes in Accounting Standards Could Adversely Affect Our Financial Results

The American Institute of Certified Public Accountants issued Statement of Position 97-2, Software Revenue Recognition, in October 1997 and amended it by Statement of Position 98-4. We adopted these statements effective January 1, 1998. In December 1998, the AICPA issued SOP 98-9 which further amended SOP 97-2 and 98-4. We believe our current revenue recognition policies and practices are materially consistent with these statements. However, full implementation guidelines for this standard have not yet been issued. Once available, our current revenue accounting practices may need to change and such changes could materially adversely affect our future revenue and earnings.

Risks Related to the Internet Industry

Our Performance Will Depend on the Growth of the Internet for Commerce

Our future success depends heavily on the Internet being accepted and widely used for commerce. If Internet commerce does not continue to grow or grows more slowly than expected, our business, operating results and financial condition would be materially adversely affected. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies or insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

Our Performance Will Depend on the New Market for Internet Relationship Management Software

The market for Internet Relationship Management software is new and rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our products and services. Accordingly, we cannot be certain that a viable market for our products will emerge or be sustainable. Enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, individuals have established patterns of purchasing goods and services. They may be reluctant to alter those patterns. They may also resist providing the personal data necessary to support our existing and potential product uses. Any of these factors could inhibit the growth of online business generally and the market's acceptance of our products and services in particular.

There is Substantial Risk that Future Regulations Could Be Enacted that Either Directly Restrict Our Business or Indirectly Impact Our Business By Limiting the Growth of Internet Commerce

As Internet commerce evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. If enacted, such laws, rules or regulations could limit the market for our products and services, which could materially adversely affect our business, financial condition and operating results. Although many of these regulations may not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal/consumer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that such legislation could expose companies involved in Internet commerce to liability, which could limit the growth of Internet commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in Web usage and decrease its acceptance as a communications and commercial medium.

The United States government also regulates the export of encryption technology, which our products incorporate. If our export authority is revoked or modified, if our software is unlawfully exported or if the United States government adopts new legislation or regulation restricting export of software and encryption technology, our business, operating results and financial condition could be materially adversely affected. Current or future export regulations may limit our ability to distribute our software outside the United States. Although we take precautions against unlawful export of our software, we cannot effectively control the unauthorized distribution of software across the Internet.

Risks Related to the Securities Markets

Our Stock Price May Be Volatile

An active public market for our common stock may not develop or be sustained. The market price of the common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

  . Variations in quarterly operating results;

  . Changes in financial estimates by securities analysts;

  . Changes in market valuations of Internet software companies;

  . Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

  . Loss of a major client or failure to complete significant license transactions;

  . Additions or departures of key personnel;

  . Sales of common stock in the future; and

  . Fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies.

Our Business May Be Adversely Affected By Class Action Litigation Due to Stock Price Volatility

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

We May Be Unable to Meet Our Future Capital Requirements

We expect the net proceeds from our recent public offering, cash on hand, cash equivalents and commercial credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months. After that time, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

PART II.   OTHER INFORMATION ITEM

6.         EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS UNDER ITEM 601 OF REGULATION S-K

3.1+       Certificate of Incorporation of the Registrant, as amended to date.
3.2+ Form of Amended and Restated Certificate of Incorporation to be filed on the closing of the offering made hereby.
3.3+       Bylaws of the Registrant.
3.4+       Form of Bylaws to be filed on the closing of the offering made hereby.
4.1+       Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2+       Specimen common stock certificate.
4.3+       Sixth Amended and Restated Stockholders Agreement dated November
           30, 1998.
4.4+ Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.
10.1+      Form of Indemnification Agreements.
10.2+      1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
10.3+      1999 Equity Incentive Plan.
10.4+      Employee Stock Purchase Plan.
10.5+      1999 Non-Employee Directors Option Plan.
10.6+ Security and Loan Agreement dated March 24, 1998 between the Registrant and Imperial Bank.
10.7+ Lease Agreement dated June 20, 1996 between the Registrant and David B. Barrow, Jr.
10.8+ First Supplement to Lease Agreement dated November 4, 1997 between Registrant and 3410 Far West, Ltd.
10.9+ Second Supplement to Lease Agreement dated February 23, 1998 between Registrant and 3410 Far West, Ltd.
10.10+ Office Lease Agreement dated August 4, 1998 between Registrant and B.O. III, Ltd.
10.11+ "Prism" Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET, Inc.
10.12+ Letter Amendment to "Prism" Development and Marketing Agreement between the Registrant and CNET, Inc. dated August 15, 1998 and attachments thereto.
10.13+ Software License Agreement dated April 6, 1998 between Registrant and Net Perceptions, Inc.
10.14+ StoryServer Q2 Volume Purchase Agreement between Registrant and Tribune Interactive Inc.
10.15+ Protege Software (Holdings) Confidential Professional Services Agreement dated November 15, 1997.
10.16+ Subordinated Loan and Security Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
10.17+ Master Lease Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
23.1+      Consent of Independent Auditors.
27.1       Financial Data Schedule.


+Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-68345).

(b)  Reports on Form 8-K

           None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 1999              VIGNETTE CORPORATION
                                    (Registrant)


                                    By: /s/ Gregory A. Peters
                                        ---------------------------------------
                                        Gregory A. Peters
                                          President and Chief Executive
                                          Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION

3.1+       Certificate of Incorporation of the Registrant, as amended to date.
3.2+ Form of Amended and Restated Certificate of Incorporation to be filed on the closing of the offering made hereby.
3.3+       Bylaws of the Registrant.
3.4+       Form of Bylaws to be filed on the closing of the offering made hereby.
4.1+       Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2+       Specimen common stock certificate.
4.3+       Sixth Amended and Restated Stockholders Agreement dated November
           30, 1998.
4.4+ Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.
10.1+      Form of Indemnification Agreements.
10.2+      1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
10.3+      1999 Equity Incentive Plan.
10.4+      Employee Stock Purchase Plan.
10.5+      1999 Non-Employee Directors Option Plan.
10.6+ Security and Loan Agreement dated March 24, 1998 between the Registrant and Imperial Bank.
10.7+ Lease Agreement dated June 20, 1996 between the Registrant and David B. Barrow, Jr.
10.8+ First Supplement to Lease Agreement dated November 4, 1997 between Registrant and 3410 Far West, Ltd.
10.9+ Second Supplement to Lease Agreement dated February 23, 1998 between Registrant and 3410 Far West, Ltd.
10.10+ Office Lease Agreement dated August 4, 1998 between Registrant and B.O. III, Ltd.
10.11+ "Prism" Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET, Inc.
10.12+ Letter Amendment to "Prism" Development and Marketing Agreement between the Registrant and CNET, Inc. dated August 15, 1998 and attachments thereto.
10.13+ Software License Agreement dated April 6, 1998 between Registrant and Net Perceptions, Inc.
10.14+ StoryServer Q2 Volume Purchase Agreement between Registrant and Tribune Interactive Inc.
10.15+ Protege Software (Holdings) Confidential Professional Services Agreement dated November 15, 1997.
10.16+ Subordinated Loan and Security Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
10.17+ Master Lease Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
23.1+      Consent of Independent Auditors.
27.1       Financial Data Schedule.


+Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-68345).