Form 10-Q
period 1999-06-30
VIGNETTE CORP
filed 1999-08-13
CIK 1042185

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-25375

                             VIGNETTE CORPORATION
            (Exact name of registrant as specified in its charter)


               Delaware                             74-2769415
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)           Identification Number)

                          901 South Mopac Expressway
                              Austin, Texas 78746
                   (Address of principal executive offices)
                               ________________


      (512) 306-4300 (Registrant's telephone number, including area code)
                               ________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

     (1)  Yes    X                            No
              -------                            -------
     (2)  Yes    X                            No
              -------                            -------

     As of July 31, 1999 there were 27,792,981 shares of the Registrant's common stock outstanding.

================================================================================

                             VIGNETTE CORPORATION
                                   FORM 10-Q
                                     INDEX

PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

 Item 1.  Financial Statements                                                 3

          Condensed Consolidated Balance Sheets at June 30, 1999
          and December 31, 1998                                                3

          Condensed Consolidated Statements of Operations for the
          three months and six months ended June 30, 1999 and 1998             4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998                              5

          Notes to Condensed Consolidated Financial Statements                 6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk          17

PART II.  OTHER INFORMATION                                                   28

 Item 6.  Exhibits and Reports on Form 8-K                                    28

SIGNATURES                                                                    29

PART I.   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             VIGNETTE CORPORATION
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                              June 30,  December 31,
                                                                  1999          1998
                                                              --------  ------------
                                                             (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                     $ 73,753      $ 12,242
Accounts receivable, net                                        14,251         7,488
Prepaid expenses and other                                       2,393           390
                                                              --------      --------
Total current assets                                            90,397        20,120
Property and equipment, net                                      4,737         1,754
Intangibles                                                     15,650             -
Acquired technology                                              6,300             -
Other assets                                                     2,871           907
                                                              --------      --------
Total assets                                                  $119,955      $ 22,781
                                                              ========      ========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses                         $ 12,711      $  8,090
Deferred revenues                                               18,027         6,092
Current portion of long-term debt and capital lease                274         1,902
Other current liabilities                                          837           279
                                                              --------      --------
Total current liabilities                                       31,849        16,363
Long-term debt and capital lease, less current portion              82           758
                                                              --------      --------
Total liabilities                                               31,931        17,121
Redeemable convertible preferred stock                               -        36,258
Warrant                                                              -           169
Stockholders' equity (deficit)                                  88,024       (30,767)
                                                              --------      --------
Total liabilities and stockholders' equity (deficit)          $119,955      $ 22,781
                                                              ========      ========

                            See accompanying notes.

                             VIGNETTE CORPORATION
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)


                                    Three months ended June 30,    Six months ended June 30,
                                   -----------------------------  ---------------------------
                                        1999           1998           1999           1998
                                   --------------  -------------  -------------  ------------
Revenue:
Product license                         $  7,575        $ 1,629       $ 12,198      $  2,922
Services                                   7,298          1,293         11,807         2,251
                                        --------        -------       --------      --------
Total revenue                             14,873          2,922         24,005         5,173

Cost of revenue:
Product license                              734            219          1,153           244
Services                                   5,765          1,867         10,234         2,717
                                        --------        -------       --------      --------
Total cost of revenue                      6,499          2,086         11,387         2,961

Gross profit                               8,374            836         12,618         2,212

Operating expenses:
Research and development                   2,992          1,867          5,717         2,979
Sales and marketing                       10,027          3,324         16,580         5,001
General and administrative                 1,738          1,134          3,349         1,832
Charge for purchased in-process
 research and development,
 acquisition-related, and other
 charges                                  14,690          2,089         14,690         2,089
Amortization of deferred
 stock compensation                        1,288            499          2,957           515
                                        --------        -------       --------      --------
Total operating expenses                  30,735          8,913         43,293        12,416
                                        --------        -------       --------      --------
Loss from operations                     (22,361)        (8,077)       (30,675)      (10,204)
Other income, net                            834             25          1,210            63
                                        --------        -------       --------      --------
Net loss                                $(21,527)       $(8,052)      $(29,465)     $(10,141)
                                        ========        =======       ========      ========
Basic net loss per share                  $(0.86)        $(3.67)        $(1.54)       $(4.96)
                                        ========        =======       ========      ========
Shares used in computing
 basic net loss per share                 25,122          2,196         19,088         2,043
                                        ========        =======       ========      ========

                            See accompanying notes.

                             VIGNETTE CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                              Six months ended June 30,
                                                             ---------------------------
                                                                 1999           1998
                                                             -------------  ------------
Operating activities:
Net loss                                                         $(29,465)     $(10,141)
Adjustments to reconcile net loss to net cash used
 in operating activities:
     Depreciation                                                   1,019           514
     Non cash compensation expense                                  2,957           515
     Charge for purchased in-process research and
      development, acquisition-related, and other charges          14,512         2,000
     Loss on disposal of fixed assets                                   -           101
Changes in operating assets and liabilities net of
 effects from purchase of business:
     Accounts receivable, net                                      (6,648)       (2,744)
     Prepaid expenses and other assets                             (1,628)         (112)
     Accounts payable and accrued expenses                          2,881         1,614
     Deferred revenue                                              11,218         1,663
     Other liabilities                                                415           120
                                                                 --------      --------
Net cash used in operating activities                              (4,739)       (6,470)

Investing activities:
Purchase of property and equipment                                 (3,824)         (625)
Purchase of business, net of cash acquired                             56             -
Purchase of equity securities                                      (2,000)            -
                                                                 --------      --------
Net cash used in investing activities                              (5,768)         (625)

Financing activities:
Proceeds from issuance of common stock, net                        74,008             -
Proceeds from issuance of series F convertible preferred
 stock, net                                                             -        14,292
Payments for series G convertible preferred stock
 issuance costs                                                         -           (12)
Proceeds from long-term debt and capital lease obligation               -         1,837
Payments on long-term debt and capital lease obligation            (2,660)          (11)
Proceeds from exercise of stock options                               632           165
Payments for repurchase of unvested common stock                       (3)           (1)
                                                                 --------      --------
Net cash provided by financing activities                          71,977        16,270

Effect of exchange rate on cash and cash equivalents                   41             1
                                                                 --------      --------
Net increase in cash and cash equivalents                          61,511         9,176
Cash and cash equivalents at beginning of period                   12,242         6,865
                                                                 --------      --------
Cash and cash equivalents at end of period                       $ 73,753      $ 16,041
                                                                 ========      ========

Supplemental schedule for noncash investing and financing activities:

Effective June 30, 1999, the Company purchased all of the outstanding capital stock of Diffusion, Inc. in exchange for 393,271 shares of the Company's common stock. In conjunction with the acquisition, the fair value of assets acquired and liabilities assumed were as follows:

     Fair value of assets acquired                              $34,190
     Liabilities assumed                                         (2,956)
                                                               --------
     Fair value of common stock issued and transaction costs    $31,234
                                                               ========
                            See accompanying notes.

                             VIGNETTE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

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

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998, which are contained in the Company's Registration Statement filed on Form S-1, as amended, on February 18, 1999 (File No. 333-68345) as well as with other documents filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.


2.   Net Loss Per Share

Basic loss per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net loss available to common stockholders by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive due to the Company's net loss for the indicated period.

The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock and redeemable convertible preferred stock into common stock concurrent with the closing of the Company's recent initial public offering. Accordingly, a pro forma calculation assuming the conversion of all outstanding shares as of June 30, 1999 and 1998 of convertible preferred stock and redeemable convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance is presented.

The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):

                                  Three months ended June 30,    Six months ended June 30,
                                 -----------------------------  ---------------------------
                                      1999           1998           1999           1998
                                 --------------  -------------  -------------  ------------

Net loss                              $(21,527)       $(8,052)      $(29,465)     $(10,141)
                                      ========        =======       ========      ========
Basic:
 Shares used in computing
  basic net loss                        25,122          2,196         19,088         2,043
                                      ========        =======       ========      ========
 Basic net loss per share             $  (0.86)       $ (3.67)      $  (1.54)     $  (4.96)
                                      ========        =======       ========      ========
Pro forma:
 Shares used above                      25,122          2,196         19,088         2,043
 Pro forma adjustment to
  reflect weighted effect of
  assumed conversion of
  convertible preferred stock                -         15,330          4,591        14,022
                                      --------        -------       --------      --------
 Shares used in computing pro
  forma basic
  net loss per share                    25,122         17,526         23,679        16,065
                                      ========        =======       ========      ========
 Pro forma basic net loss per
  share                               $  (0.86)       $ (0.46)      $  (1.24)     $  (0.63)
                                      ========        =======       ========      ========


3.   Comprehensive Loss

Effective July 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components. The components of comprehensive loss are as follows (in thousands):

                             Three months ended June 30,    Six months ended June 30,
                            -----------------------------  ---------------------------
                                 1999           1998           1999           1998
                            --------------  -------------  -------------  ------------
Net loss                         $(21,527)       $(8,052)      $(29,465)     $(10,141)
Foreign currency
 translation adjustments               64              2             41             1
                                 --------        -------       --------      --------
Comprehensive loss               $(21,463)       $(8,050)      $(29,424)     $(10,140)
                                 ========        =======       ========      ========

4.   Business Combinations

Effective June 30, 1999, Vignette acquired 100 percent of the outstanding stock and assumed all outstanding stock options of Diffusion, Inc. ("Diffusion"), a leader in multi-channel information delivery solutions, in exchange for 393,271 shares of Vignette common stock. The total cost of the acquisition, including transaction costs, was approximately $31.2 million.

The acquisition was accounted for as a purchase business combination. Accordingly, the results of operations of Diffusion will be included with those of the Company for periods subsequent to the date of acquisition, and the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition. The following table presents the allocation of the purchase price (in thousands):

     In-process research and development                      $11,600
     Acquired technology                                        6,300
     Workforce                                                    900
     Excess of cost over fair value of net assets acquired     14,750
     Net fair value of tangible assets acquired and
     liabilities assumed                                       (2,316)
                                                              ---------
                                                              $31,234
                                                              =========

In connection with the transaction, the Company incurred a charge of $14.7 million for the write-off of in-process research and development, acquisition-related expenses and integration costs in the consolidated statement of operations for the six months ended June 30, 1999. The amounts allocated to acquired technology and workforce are being amortized over a five-year period. The excess of cost over fair value of net assets acquired is being amortized over a seven-year period.

The unaudited pro forma combined results of operations of Vignette and Diffusion for the six months ended June 30, 1999 and 1998 after giving effect to certain pro forma adjustments are as follows (in thousands, except per share data):

                                            Six months ended June 30,
                                                  1999        1998
                                              --------   ---------
Revenue                                       $ 24,438   $  5,866
Operating loss                                 (21,459)   (14,752)
Net loss                                       (20,233)   (14,629)
Basic loss per share                          $  (1.04)  $  (6.04)

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

Overview

Vignette is a leading global provider of E-Relationship (Internet Relationship Management) software products and services, a new category of enterprise solutions designed to enable businesses to build sustainable online customer relationships, increase the returns on their Internet-related investments and capitalize on Internet business opportunities. To date, we have developed and released several versions of our StoryServer product and have sold our products and services to over 296 clients. We market and sell our products worldwide primarily through our direct sales force. Our principal office is in Austin, Texas, and we also have offices in Alexandria, Virginia; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Newport Beach, California; New York, New York; San Mateo, California; Valencia, California; Denver, Colorado; Fairfax, Virginia; Mountain View, California; San Francisco, California; Seattle, Washington; Hamburg, Germany; London, England; Paris, France; and Sydney, Australia.

We derive our revenue from the sale of software product licenses and from professional consulting, maintenance and support services. Product license revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. Services revenue consists of fees from professional services and from maintenance and telephone support. Professional services include integration of software, application development, training and software installation. We recognize professional services fees billed on a time-and-materials basis as the services are performed. We recognize professional services fees on fixed-price service arrangements on the completion of specific contractual milestone events, or based on an estimated percentage of completion as work progresses. Our clients typically purchase maintenance agreements annually, and we price maintenance agreements based on a percentage of our current product list price. We price telephone support based on differing levels of support. Clients purchasing maintenance agreements receive unspecified product upgrades and electronic, Web-based technical support, while purchasers of support contracts receive additional telephone support. We recognize revenue from maintenance and support agreements ratably over the term of the agreement, typically one year. We record cash receipts from clients and billed amounts due from clients in excess of revenue recognized as deferred revenue. The timing and amount of cash receipts from clients can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period.

Despite our revenue growth, we have incurred significant losses since inception and, as of June 30, 1999, we had an accumulated deficit of approximately $66.7 million. We believe our success depends on further increasing our client base and on growth in the emerging of the E-Relationship (Internet Relationship Management) market. Accordingly, we intend to continue to invest heavily in sales, marketing, professional services, research and development and in our operational and financial systems. Furthermore, we expect to continue to incur substantial operating losses at least through 1999, and our expected increase in operating expenses will require significant increases in revenues before we become profitable.

We had 422 full-time employees at June 30, 1999, up from 156 at June 30, 1998. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. In addition, we expect that future expansion will continue to challenge our ability to hire, train, motivate, and manage our employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If our total revenue does not increase relative to our operating expenses, our management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or our management otherwise fails to manage our expansion effectively, there would be a material adverse effect on our business, financial condition and operating results.

The operating results of Diffusion, Inc., which was acquired by the Company effective June 30, 1999, had no material impact on the Company's consolidated statements of operations for the three and six months ended June 30, 1999, except for the $14.7 million one-time charge for purchased in-process research and development, acquisition-related, and other charges recorded upon consummation of the transaction.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                    Three months ended June 30,    Six months ended June 30,
                                   -----------------------------  ----------------------------
                                             1999           1998           1999           1998
                                   --------------  -------------  -------------  -------------
Revenue:
Product license                               51%            56%            51%           56%
Services                                      49             44             49            44
                                           -----          -----          -----         -----
Total revenue                                100            100            100           100

Cost of revenue:
Product license                                5              7              5             5
Services                                      39             64             43            53
                                           -----          -----          -----         -----
Total cost of revenue                         44             71             48            58

Gross profit                                  56             29             52            42

Operating expenses:
Research and development                      20             64             24            58
Sales and marketing                           67            114             69            97
General and administrative                    12             39             14            35
Charge for purchased in-process
 research and development,
 acquisition-related, and other
 charges                                      99             71             61            40
Amortization of deferred
 stock compensation                            9             17             12            10
                                           -----          -----          -----         -----
Total operating expenses                     207            305            180           240
                                           -----          -----          -----         -----
Loss from operations                        (151)          (276)          (128)         (198)
Other income, net                              6              1              5             1
                                           -----          -----          -----         -----
Net loss                                    (145)%         (275)%         (123)%        (197)%
                                           =====          =====          =====         =====


Revenue

Total revenue increased 409% to $14.9 million in the three months ended June 30, 1999 from $2.9 million in the three months ended June 30, 1998. Total revenue increased 364% to $24.0 million in the six months ended June 30, 1999 from $5.2 million in the six months ended June 30, 1998. This increase was attributable to an increase in our client base, which grew from 108 in the second quarter of 1998 to 296 in the second quarter of 1999, combined with an increase in the average deal size of new customer orders. Although our revenues have increased in recent periods, we cannot be certain that revenues will grow in future periods or that they will grow at similar rates as in the past.

Product License. Product license revenue increased 365% to $7.6 million in the three months ended June 30, 1999 from $1.6 million in the three months ended June 30, 1998, representing 51% and 56% of total revenue, respectively. Product license revenue increased 317% to $12.2 million in the six months ended June 30, 1999 from $2.9 million in the six months ended June 30, 1998, representing 51% and 56% of total revenue, respectively. The increase in absolute dollars was due primarily to an increase in the number of clients and average deal size resulting from growing market acceptance of our StoryServer product line over prior year periods. Product license revenue decreased as a percentage of total revenue due to the higher growth in services revenue during the same period.

Services. Services revenue increased 464% to $7.3 million in the three months ended June 30, 1999 from $1.3 million in the three months ended June 30, 1998, representing 49% and 44% of total revenue, respectively. Services revenue increased 425% to $11.8 million in the six months ended June 30, 1999 from $2.3 million in the six months ended June 30, 1998, representing 49% and 44% of total revenue, respectively. Services revenue from professional services fees continue to be the primary component of total services revenue, representing 40% of total revenues in both the three months and six months ended June 30, 1999 as compared to 35% in both the three months and six months ended June 30, 1998. During the three months and six months ended June 30, 1999, services revenue from professional services fees increased 487% and 429%, respectively, compared to the three months and six months ended June 30, 1998. Services revenue from maintenance and support agreements increased 383% and 405% in the three months and six months ended June 30, 1999, compared to the three months and six months ended June 30, 1998. The increase in all types of services revenue was due primarily to the increase in the number of clients and the sale of product licenses, which generally include or lead to contracts to perform professional services and purchases of software maintenance and technical support service agreements.

Services revenue increased as a percentage of total revenue due to the expansion of our services capabilities through the hiring of additional services personnel. We believe that growth in our product license sales depends on our ability to provide our clients with support, training, consulting and implementation services and educating third-party resellers on how to use our products. As a result, we continued to expand our professional services organization throughout the first six months of fiscal 1999 and intend to continue expanding our professional services organization for the foreseeable future. We do not believe that services revenue will continue to increase as a percentage of total revenue.

Cost of Revenue

Product License. Product license costs consist of expenses we incur to manufacture, package and distribute our products and related documentation and costs of licensing third-party software incorporated into our products. Product license costs increased to $734,000 in the three months ended June 30, 1999 from $219,000 in the three months ended June 30, 1998, representing 10% and 13% of product license revenue, respectively. Product license costs increased to $1.2 million in the six months ended June 30, 1999 from $244,000 in the six months ended June 30, 1998, representing 9% and 8% of product license revenue, respectively. The increase in absolute dollars for the three and six-month periods was principally a result of both product license sales growth and royalties paid to third party vendors for technology embedded in our product offerings. The fluctuation in product license costs as a percentage of product license revenue for the three and six-month periods was primarily due to the timing of an OEM royalty agreement which took effect in the second quarter of 1998 as well as a higher average sales price in 1999 relative to 1998.

Services. Services costs include salary expense and other related costs for our professional service, maintenance and telephone support staffs, as well as third-party contractor expenses. Services costs increased to $5.8 million in the three months ended June 30, 1999 from $1.9 million in the three months ended June 30, 1998, representing 79% and 144% of services revenue, respectively. Service costs increased to $10.2 million in the six months ended June 30, 1999 from $2.7 million in the six months ended June 30, 1998, representing 87% and 121% of services revenue, respectively. The increase in absolute dollars was primarily due to startup costs incurred from rapidly expanding our services organization. The overall improvement and turnaround in services gross profit margin reflects the increasing leverage from the productivity of support, training, consulting and implementation activities.

Professional services-related costs increased to $5.3 million in the three months ended June 30, 1999 from $1.8 million in the three months ended June 30, 1998, representing 90% and 175% of professional services-related revenue, respectively. Professional services-related costs increased to $9.4 in the six months ended June 30, 1999 from $2.6 million in the six months ended June 30, 1998, representing 99% and 142% of professional services-related revenue, respectively. Maintenance and support-related costs increased to $429,000 in the three months ended June 30, 1999 from $89,000 in the three months ended June 30, 1998, representing 32% of maintenance and support-related revenue in both periods. Maintenance and support-related costs increased to $802,000 in the six months ended June 30, 1999 from $153,000 in the six months ended June 30, 1998, representing 36% and 34% of maintenance and support-related revenue, respectively.

To date, services costs related to professional services have been a significant portion of or have exceeded professional service-related revenue, and we expect this to continue for the foreseeable future as we continue to expand our professional services organization. Over time, however, we believe we will be able to reverse this trend. We expect services costs to increase in the future in absolute dollars to the extent that services revenues increase. We expect services costs as a percentage of services revenue to decrease over time.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased to $3.0 million in the three months ended June 30, 1999 from $1.9 million in the three months ended June 30, 1998, representing 20% and 64% of total revenue, respectively. Research and development expenses increased to $5.7 million in the six months ended June 30, 1999 from $3.0 million in the six months ended June 30, 1998, representing 24% and 58% of total revenue, respectively. The increase in absolute dollars was due to the increase in engineering personnel and to the expansion of our product mix. The decrease in research and development as a percentage of revenue resulted primarily because significant revenue growth outpaced increases in research and development expenditures. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods. Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, all software development costs have been expensed in the period incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expenses increased to $10.0 million in the three months ended June 30, 1999 from $3.3 million in the three months ended June 30, 1998, representing 67% and 114% of total revenue, respectively. Sales and marketing expenses increased to $16.6 million in the six months ended June 30, 1999 from $5.0 million in the six months ended June 30, 1998, representing 69% and 97% of total revenue, respectively. Sales and marketing expenses increased in absolute dollars due to a significant increase in sales and marketing personnel and our increased marketing program expenditures. The decrease in sales and marketing expenses as a percentage of revenue resulted primarily because significant revenue growth
outpaced increases in sales and marketing expenditures.   We believe these
expenses will continue to increase in absolute dollars in future periods as we expect to continue to expand our sales and marketing efforts to promote further growth. We also anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue from period to period as new sales personnel are hired and begin to achieve productivity and the timing of new product releases.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and certain facilities-related expenses. General and administrative expenses increased to $1.7 million in the three months ended June 30, 1999 from $1.1 million in the three months ended June 30, 1998, representing 12% and 39% of total revenue, respectively. General and administrative expenses increased to $3.3 million in the six months ended June 30, 1999 from $1.8 million in the six months ended June 30, 1998, representing 14% and 35% of total revenue, respectively. The increase in absolute dollars for these periods was due to increased personnel and facility expenses necessary to support our expanding operations. General and administrative expenses decreased as a percentage of revenue primarily because significant revenue growth outpaced increases in general and administrative expenditures. We believe general and administrative expenses will increase in absolute dollars as we expect to increase staffing and infrastructure expenses to support the Company's continued growth.

Charge for Purchased In-Process Research and Development, Acquisition-Related, and Other Charges. Effective June 30, 1999, Vignette acquired 100 percent of the outstanding stock and assumed all outstanding stock options of Diffusion, Inc. ("Diffusion"), a leader in multi-channel information delivery solutions, in exchange for 393,271 shares of Vignette common stock. The total value of the acquisition, including transaction costs, was approximately $31.2 million. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of Diffusion will be included with those of the Company for periods subsequent to the date of acquisition. In connection with the transaction, the Company incurred one-time acquisition costs and integration-related charges, which include costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the purchase price was allocated to in-process research and development and expensed upon the consummation of the transaction. These related charges totaled $14.7 million for the six months ended June 30, 1999.

During May 1998, Vignette acquired from RandomNoise, Inc. certain in-process research and development effort, a developed product and an insignificant amount of equipment in exchange for $2.1 million, consisting of $100,000 in cash and 375,830 shares of our Series G Preferred Stock valued at $2.0 million. Substantially all of the purchase price was allocated to in-process research and development and expensed upon the consummation of the transaction. These related charges totaled $2.1 million for the six months ended June 30, 1998.

Amortization of Deferred Stock Compensation. We have recorded deferred compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $1.3 million and $499,000 in the three months ended June 30, 1999 and 1998, respectively, and $3.0 million and $515,000 for the six months ended June 30, 1999 and 1998, respectively.

Other Income, Net

Other income, net consists of interest income and expense and gain or loss on disposals of equipment. Other income, net increased to $834,000 in the three months ended June 30, 1999 from $25,000 in the three months ended June 30, 1998 and to $1.2 million in the six months ended June 30, 1999 from $63,000 in the six months ended June 30, 1998. The increase was due to interest income earned from cash balances on hand as a result of our recent public offering.

Net Operating Losses and Tax Credit Carryforwards

We have provided a full valuation allowance on our deferred tax assets, which include net operating loss and research and development carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, management primarily considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets.

Liquidity and Capital Resources

Cash used in operating activities was $4.7 million and $6.5 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash used in operating activities was due primarily to the increase in our deferred revenue balance resulting from increases in our client base. Our investing activities have consisted primarily of capital expenditures totaling $5.8 million and $625,000 for the six months ended June 30, 1999 and 1998, respectively, to acquire property and equipment, mainly computer hardware and software, for our growing employee base. We expect that our capital expenditures will continue to increase as our employee base grows. Net cash provided by financing activities for the six months ended June 30, 1999 and 1998 was $72.0 million and $16.3 million, respectively. The increase was due primarily to the receipt of proceeds from our initial public offering, partially offset by $2.7 million in payments made in April 1999 to retire all outstanding debt.

At June 30, 1999, we had $73.8 million in cash and cash equivalents and $58.5 million in working capital. We have agreements with Comdisco, Inc. providing for available credit of up to $5.0 million over a period of 36 months at an interest rate of 12% per year and an equipment lease line of $1.25 million over a period of 36 months at an interest rate of 7.5% per year. The line of credit with Comdisco, Inc. is secured by our receivables, equipment, fixtures, inventory and all other tangible property. We are currently in compliance with all related financial covenants and restrictions.

In June 1999, we invested $2.0 million in iSyndicate, a leader in web content syndication, to enhance the Company's role in the development of the syndication marketplace.

Effective June 30, 1999, we acquired 100 percent of the outstanding stock and assumed all outstanding stock options of Diffusion, Inc. The total cost of the acquisition, including transaction costs, was approximately $31.2 million. The transaction was financed through the issuance of 393,271 shares of Vignette common stock.

Management believes that the Company will have sufficient resources available to meet its cash requirements for the foreseeable future, including working capital requirements and planned capital expenditures. Management also believes that outside sources for debt and additional equity capital, if needed, will be available to finance cash outflow requirements. However, there can be no assurance that additional financing will be available at all or that, if available, such financing will be on terms favorable to the Company.

Recent Accounting Pronouncements

In December 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9, Software Revenue Recognition, which amends SOP 97-2 and SOP 98-4. We are required to adopt SOP 98-9 in the year ended December 31, 2000. We do not expect such adoption will have a significant effect on our results of operations.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We are required to adopt SOP 98-1 in the year ended December 31, 1999. We do not expect such adoption will have a significant effect on our results of operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company's operations are based in the U.S. and, accordingly, the majority of its transactions are denominated in U.S. Dollars. However, the Company does have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, the Company has operations in Australia, England, France, and Germany and conducts transactions in the local currency of each location. The impact of fluctuations in the relative value of other currencies was not material for the six months ended June 30, 1999.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK FACTORS

You should carefully consider the following risks before making an investment decision. The risks described below are not the only ones that we face. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you as an investor may lose all or part of your investment. You should also refer to the other information set forth in this report, including our financial statements and the related notes.

Risks Related to Our Business

We Expect to Incur Future Losses

We incurred net losses of $3.6 million for the year ended December 31, 1996, $7.5 million for the year ended December 31, 1997, $26.2 million for the year ended December 31, 1998, and $29.5 million for the six months ended June 30, 1999. As of June 30, 1999, we had an accumulated deficit of $66.7 million. We have not achieved profitability and we expect to incur net losses for the foreseeable future. To date, we have funded our operations from the sale of equity securities and have not generated cash from operations. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown significantly in recent quarters, we cannot be certain that we can sustain these growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

Our Quarterly Results Often Depend on a Small Number of Large Orders

We derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. Although we do not believe that the loss of any particular customer would have an adverse effect on our business, our operating results could be materially adversely affected if we were unable to complete one or more substantial license sales in any future period. For example, in five of the last ten quarters in the period ended June 30, 1999, we had at least one customer that accounted for at least 10% of total revenue in such quarter.

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

Our Lengthy Sales Cycle and Product Implementation Makes It Difficult to Predict Our Quarterly Results

We have a long sales cycle because we generally need to educate potential clients regarding the use and benefits of E-Relationship (Internet Relationship Management) applications. Our long sales cycle makes it difficult to predict the quarter in which sales may fall. Delays in product implementation could cause significant variability in our license revenues and operating results for any particular period. In addition, the implementation of our products requires a significant commitment of resources by our clients, third-party professional services organizations or our professional services organization. In many cases, we recognize a substantial portion of the revenue from product sales upon implementation of our product.

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

     . Foreign currency exchange rate fluctuations; and

     . Political and economic instability.

We received 17% and 18% of our total revenue in the three months and six months ended June 30, 1999, respectively, through licenses and services sold to clients located outside of the United States. We expect international revenue to account for a significant percentage of total revenue in the future and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

If We are Unable to Meet the Rapid Changes in Internet Relationship Management Technology Our Existing Products Could Become Obsolete

The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in client demands and evolving industry standards. We cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our clients. Internet commerce technology, particularly E-Relationship (Internet Relationship Management) technology, is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could have a material adverse effect on our business, operating results and financial condition.

We Face Intense Competition for E-Relationship (Internet Relationship Management) Software
Which Could Make it Difficult to Acquire and Retain Clients Now and in the
Future

The Internet software market is intensely competitive. Our clients' requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future.

Our principal competitors include: in-house development efforts by potential clients or partners; other vendors of software that directly address elements of E-Relationship (Internet Relationship Management), such as BroadVision; and developers of software that address only certain technology components of E-Relationship (Internet Relationship Management) (e.g., content management), such as Inso Corporation.

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

Our product shipments could be delayed if third party software incorporated in our products is no longer available.

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

Our business is based on our intellectual property and we could incur substantial costs defending our intellectual property from infringement or a claim of infringement.

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

Risks Related to the Internet Industry

Our performance will depend on the growth of the internet for commerce.

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

Our Performance Will Depend on the New Market for Internet Relationship Management Software

The market for E-Relationship (Internet Relationship Management) software is new and rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our products and services. Accordingly, we cannot be certain that a viable market for our products will emerge or be sustainable. Enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, individuals have established patterns of purchasing goods and services. They may be reluctant to alter those patterns. They may also resist providing the personal data necessary to support our existing and potential product uses. Any of these factors could inhibit the growth of online business generally and the market's acceptance of our products and services in particular.

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

PART II.  OTHER INFORMATION ITEM

6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS UNDER ITEM 601 OF REGULATION S-K

2.1*      Agreement between Registrant and Diffusion, Inc. dated May 10, 1999.
3.1+      Certificate of Incorporation of the Registrant, as amended to date.
3.2+ Form of Amended and Restated Certificate of Incorporation to be filed on the closing of the offering made hereby.
3.3+      Bylaws of the Registrant.
3.4+      Form of Bylaws to be filed on the closing of the offering made hereby.
4.1+      Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2+      Specimen common stock certificate.
4.3+      Sixth Amended and Restated Stockholders Agreement dated November
          30, 1998.
4.4+ Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.
10.1+     Form of Indemnification Agreements.
10.2+     1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
10.3+     1999 Equity Incentive Plan.
10.4+     Employee Stock Purchase Plan.
10.5+     1999 Non-Employee Directors Option Plan.
10.6+ Security and Loan Agreement dated March 24, 1998 between the Registrant and Imperial Bank.
10.7+     Lease Agreement dated June 20, 1996 between the Registrant and
          David B. Barrow, Jr.
10.8+ First Supplement to Lease Agreement dated November 4, 1997 between Registrant and 3410 Far West, Ltd.
10.9+     Second Supplement to Lease Agreement dated February 23, 1998 between Registrant and 3410 Far West, Ltd.
10.10+ Office Lease Agreement dated August 4, 1998 between Registrant and B.O. III, Ltd.
10.11+ "Prism" Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET, Inc.
10.12+ Letter Amendment to "Prism" Development and Marketing Agreement between the Registrant and CNET, Inc. dated August 15, 1998 and attachments thereto.
10.13+ Software License Agreement dated April 6, 1998 between Registrant and Net Perceptions, Inc.
10.14+ StoryServer Q2 Volume Purchase Agreement between Registrant and Tribune Interactive Inc.
10.15+ Protege Software (Holdings) Confidential Professional Services Agreement dated November 15, 1997.
10.16+ Subordinated Loan and Security Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
10.17+    Master Lease Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
23.1+     Consent of Independent Auditors.
27.1      Financial Data Schedule.

+Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-68345).

*Incorporated by reference to the Company's Form 8-K filed on July 15, 1999 (File No. 000-25375).

(b)       REPORTS ON FORM 8-K

(i) Report on Form 8-K filed on July 15, 1999 containing Agreement between Registrant and Diffusion, Inc. dated May 10, 1999 and text of press release dated July 6, 1999, announcing that the Company acquired all of the outstanding stock and assumed all outstanding stock options of Diffusion, Inc. in exchange for approximately 400,000 shares of Registrant common stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1999            VIGNETTE CORPORATION
                                        (Registrant)


                                        By: /s/ Gregory A. Peters
                                           -----------------------------
                                           Gregory A. Peters
                                             President and Chief Executive
                                             Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION

2.1*      Agreement between Registrant and Diffusion, Inc. dated May 10, 1999.
3.1+      Certificate of Incorporation of the Registrant, as amended to date.
3.2+ Form of Amended and Restated Certificate of Incorporation to be filed on the closing of the offering made hereby.
3.3+      Bylaws of the Registrant.
3.4+      Form of Bylaws to be filed on the closing of the offering made hereby.
4.1+      Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2+      Specimen common stock certificate.
4.3+      Sixth Amended and Restated Stockholders Agreement dated November
          30, 1998.
4.4+ Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.
10.1+     Form of Indemnification Agreements.
10.2+     1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
10.3+     1999 Equity Incentive Plan.
10.4+     Employee Stock Purchase Plan.
10.5+     1999 Non-Employee Directors Option Plan.
10.6+ Security and Loan Agreement dated March 24, 1998 between the Registrant and Imperial Bank.
10.7+     Lease Agreement dated June 20, 1996 between the Registrant and
          David B. Barrow, Jr.
10.8+ First Supplement to Lease Agreement dated November 4, 1997 between Registrant and 3410 Far West, Ltd.
10.9+     Second Supplement to Lease Agreement dated February 23, 1998 between Registrant and 3410 Far West, Ltd.
10.10+ Office Lease Agreement dated August 4, 1998 between Registrant and B.O. III, Ltd.
10.11+ "Prism" Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET, Inc.
10.12+ Letter Amendment to "Prism" Development and Marketing Agreement between the Registrant and CNET, Inc. dated August 15, 1998 and attachments thereto.
10.13+ Software License Agreement dated April 6, 1998 between Registrant and Net Perceptions, Inc.
10.14+ StoryServer Q2 Volume Purchase Agreement between Registrant and Tribune Interactive Inc.
10.15+ Protege Software (Holdings) Confidential Professional Services Agreement dated November 15, 1997.
10.16+ Subordinated Loan and Security Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
10.17+    Master Lease Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
23.1+     Consent of Independent Auditors.
27.1      Financial Data Schedule.

+Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-68345).

*Incorporated by reference to the Company's Form 8-K filed on July 15, 1999 (File No. 000-25375).