Form 10-Q
period 1999-09-30
VIGNETTE CORP
filed 1999-11-15
CIK 1042185

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     (1)  Yes    X                       No
              -------                        --------
     (2)  Yes    X                       No
              -------                        --------

     As of October 31, 1999 there were 28,088,473 shares of the Registrant's common stock outstanding.

================================================================================

                              VIGNETTE CORPORATION
                                   FORM 10-Q
                                     INDEX

PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

Item 1.   Financial Statements                                                 3

          Condensed Consolidated Balance Sheets at September
          30, 1999 and December 31, 1998                                       3

          Condensed Consolidated Statements of Operations
          for the three months and nine months ended September 30,
          1999 and 1998                                                        4

          Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1999 and 1998                5

          Notes to Condensed Consolidated Financial Statements                 6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 10

 Item 3.  Quantitative and Qualitative Disclosures about                      18
          Market Risk

PART II.  OTHER INFORMATION                                                   29

Item 6.   Exhibits and Reports on Form 8-K                                    29

SIGNATURES                                                                    31

PART I.   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              VIGNETTE CORPORATION
                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                         September 30,  December 31,
                                                                  1999          1998
                                                              --------      --------
                                                             (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                     $ 73,702      $ 12,242
Accounts receivable, net                                        23,502         7,488
Prepaid expenses and other                                       2,386           390
                                                              --------      --------
Total current assets                                            99,590        20,120
Property and equipment, net                                      5,493         1,754
Intangibles, net                                                15,380             -
Acquired technology, net                                         5,985             -
Other assets                                                     5,616           907
                                                              --------      --------
Total assets                                                  $132,064      $ 22,781
                                                              ========      ========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses                         $ 16,579      $  8,090
Deferred revenue                                                29,728         6,092
Current portion of long-term debt and capital lease                274         1,902
Other current liabilities                                        1,151           279
                                                              --------      --------
Total current liabilities                                       47,732        16,363
Long-term debt and capital lease, less current portion               8           758
                                                              --------      --------
Total liabilities                                               47,740        17,121
Redeemable convertible preferred stock                               -        36,258
Warrant                                                              -           169
Stockholders' equity (deficit)                                  84,324       (30,767)
                                                              --------      --------
Total liabilities and stockholders' equity (deficit)          $132,064      $ 22,781
                                                              ========      ========

                            See accompanying notes.

                              VIGNETTE CORPORATION
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)


                                    Three months ended September 30,    Nine months ended September 30,
                                    --------------------------------    -------------------------------
                                              1999              1998              1999             1998
                                           -------           -------          --------         --------
Revenue:
Product license                            $12,364           $ 2,230          $ 24,562         $  5,152
Services                                    11,874             2,108            23,681            4,359
                                           -------           -------          --------         --------
Total revenue                               24,238             4,338            48,243            9,511

Cost of revenue:
Product license                                777               266             1,930              510
Services                                     9,734             2,862            19,968            5,579
                                           -------           -------          --------         --------
Total cost of revenue                       10,511             3,128            21,898            6,089

Gross profit                                13,727             1,210            26,345            3,422

Operating expenses:
Research and development                     4,514             1,861            10,231            4,840
Sales and marketing                         12,239             4,397            28,819            9,398
General and administrative                   2,637             1,619             5,986            3,451
Purchased in-process
 research and development,
 acquisition-related, and other
 charges                                       493                 -            15,183            2,089
Amortization of deferred
 stock compensation                          1,161               352             4,118              867
Amortization of intangibles                    898                 -               898                -
                                           -------           -------          --------         --------
Total operating expenses                    21,942             8,229            65,235           20,645
                                           -------           -------          --------         --------
Loss from operations                        (8,215)           (7,019)          (38,890)         (17,223)
Other income, net                              829               141             2,039              204
                                           -------           -------          --------         --------
Net loss                                   $(7,386)          $(6,878)         $(36,851)        $(17,019)
                                           =======           =======          ========         ========
Basic net loss per share                   $ (0.28)          $ (2.72)         $  (1.72)        $  (7.72)
                                           =======           =======          ========         ========
Shares used in computing
 basic net loss per share                   26,046             2,528            21,433            2,205
                                           =======           =======          ========         ========

                            See accompanying notes.

                              VIGNETTE CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                              Nine months ended September 30,
                                                            ---------------------------------
                                                                        1999             1998
                                                                    --------         --------
Operating activities:
Net loss                                                            $(36,851)        $(17,019)
Adjustments to reconcile net loss to net cash used
 in operating activities:
     Depreciation                                                      1,807              737
     Non cash compensation expense                                     4,118              867
     Amortization of intangibles                                         898                -
     Purchased in-process research and development,
       acquisition-related, and other charges                         14,512            2,000
     Loss on disposal of fixed assets                                      -              101
Changes in operating assets and liabilities net of
 effects from purchase of business:
     Accounts receivable, net                                        (15,899)          (4,333)
     Prepaid expenses and other assets                                (2,341)            (872)
     Accounts payable and accrued expenses                             6,436            4,941
     Deferred revenue                                                 22,919            3,672
     Other liabilities                                                   729              173
                                                                    --------         --------
Net cash used in operating activities                                 (3,672)          (9,733)

Investing activities:
Purchase of property and equipment                                    (5,368)          (1,049)
Purchase of business, net of cash acquired                                56                -
Purchase of equity securities                                         (4,025)               -
Proceeds from repayment of shareholder notes receivable                   59                -
                                                                    --------         --------
Net cash used in investing activities                                 (9,278)          (1,049)

Financing activities:
Proceeds from issuance of common stock, net                           73,914                -
Proceeds from issuance of series F convertible preferred
 stock, net                                                                -           14,246
Payments for series G convertible preferred stock
 issuance costs                                                            -              (14)
Proceeds from long-term debt and capital lease obligation                  -            1,837
Payments on long-term debt and capital lease obligation               (2,734)             (17)
Proceeds from exercise of stock options                                3,163              265
Payments for repurchase of unvested common stock                          (8)              (1)
                                                                    --------         --------
Net cash provided by financing activities                             74,335           16,316

Effect of exchange rate on cash and cash equivalents                      75               (2)
                                                                    --------         --------
Net increase in cash and cash equivalents                             61,460            5,532
Cash and cash equivalents at beginning of period                      12,242            6,865
                                                                    --------         --------
Cash and cash equivalents at end of period                          $ 73,702         $ 12,397
                                                                    ========         ========

Supplemental schedule for noncash investing and financing activities:

Effective June 30, 1999, the Company purchased all of the outstanding capital stock of Diffusion, Inc. in exchange for 393,271 shares of the Company's common stock. In conjunction with the acquisition, the fair value of assets acquired and liabilities assumed were as follows:

     Fair value of assets acquired                                                   $ 34,503
     Liabilities assumed                                                               (3,269)
                                                                                     --------
     Fair value of common stock issued and transaction costs                         $ 31,234
                                                                                     ========

                            See accompanying notes.

                              VIGNETTE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

1.   General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the "Company" or "Vignette"). All material intercompany accounts and transactions have been eliminated in consolidation.

In February 1999, the Company completed an initial public offering in which the Company sold 4,280,000 shares of its common stock for net proceeds to the Company of $73.9 million. Upon closing of the initial public offering, each outstanding share of the Company's Redeemable Convertible Preferred Stock and Convertible Preferred Stock was automatically converted into one share of common stock of the Company resulting in the issuance of 16,958,319 shares of common stock.

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1998, which are contained in the Company's Registration Statement filed on Form S-1, as amended, on February 18, 1999 (File No. 333-68345) as well as with other documents filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2.   Net Loss Per Share

Basic net loss per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net loss available to common stockholders by the weighted average shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive due to the Company's net loss for the indicated period.

The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock and redeemable convertible preferred stock into common stock concurrent with the closing of the Company's recent initial public offering. Accordingly, a pro forma calculation assuming the conversion of all outstanding shares as of September 30, 1999 and 1998 of convertible preferred stock and redeemable convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance is presented below.

The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):


                                            Three months ended September 30,    Nine months ended September 30,
                                            --------------------------------    -------------------------------
                                                           1999         1998              1999             1998
                                                        -------      -------          --------         --------

Net loss                                                $(7,386)     $(6,878)         $(36,851)        $(17,019)
                                                        =======      =======          ========         ========
Basic:
 Shares used in computing
  basic net loss                                         26,046        2,528            21,433            2,205
                                                        =======      =======          ========         ========
 Basic net loss per share                               $ (0.28)     $ (2.72)         $  (1.72)        $  (7.72)
                                                        =======      =======          ========         ========
Pro forma:
 Shares used above                                       26,046        2,528            21,433            2,205
 Pro forma adjustment to
  reflect weighted effect of
  assumed conversion of
  convertible preferred stock                                 -       15,934             3,044           14,667
                                                        -------      -------          --------         --------
 Shares used in computing pro
  forma basic
  net loss per share                                     26,046       18,462            24,477           16,872
                                                        =======      =======          ========         ========
 Pro forma basic net loss per
  share                                                 $ (0.28)     $ (0.37)         $  (1.51)        $  (1.01)
                                                        =======      =======          ========         ========

3.   Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):


                                            Three months ended September 30,    Nine months ended September 30,
                                            --------------------------------    -------------------------------
                                                           1999         1998              1999             1998
                                                        -------      -------          --------         --------
Net loss                                                $(7,386)     $(6,878)         $(36,851)        $(17,019)
Foreign currency
 translation adjustments                                     34           (3)               75               (2)
                                                        -------      -------          --------         --------

Comprehensive loss                                      $(7,352)     $(6,881)         $(36,776)        $(17,021)
                                                        =======      =======          ========         ========

4.   Business Combinations

Effective June 30, 1999, Vignette acquired 100 percent of the outstanding stock and assumed all outstanding stock options of Diffusion, Inc. ("Diffusion"), a leader in multi-channel information delivery solutions, in exchange for 393,271 shares of Vignette common stock. The total cost of the acquisition, including transaction costs, was approximately $31.2 million.

The acquisition was accounted for as a purchase business combination. Accordingly, the results of operations of Diffusion have been included with those of the Company for periods subsequent to the date of acquisition, and the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition. The following table presents the allocation of the purchase price (in thousands):

     In-process research and development                      $  11,600
     Acquired technology                                          6,300
     Workforce                                                      900
     Excess of cost over fair value of net assets acquired       15,063
     Net fair value of tangible assets acquired and
     liabilities assumed                                         (2,629)
                                                              ---------
                                                              $  31,234
                                                              =========

Included in the acquired net assets of Diffusion was in-process research and development efforts related to the development of Diffusion Server 4.0. Diffusion Server 4.0 was expected to expand the delivery capabilities, user features and functionality of the existing Diffusion Server 3.0 multi-channel platform as well as add new components. We intended to re-work the acquired technology and integrate it with Vignette's products.

A significant amount of uncertainty existed surrounding the successful development and completion of the research and development acquired, which was estimated to be 88% complete at the date of the acquisition. We were uncertain of our ability to complete the development of a new product within a timeframe acceptable to the market and ahead of competitors. Additionally, the amount of development required to enable the acquired in-process research and development to be compatible with StoryServer was significant. The results of the in-process research and development effort at the time of purchase had not progressed to a stage where they met technological feasibility as they lacked many key elements including standardized implementation capabilities and a scalable and extensible architecture.

We assigned values of $11.6 million to in-process research and development and $6.3 million to existing core technology based upon a modified discounted cash flow model. We based the cash flow projections for revenue on the projected incremental increase in revenue that we expected to receive from the completed acquired in-process research and development. We expected revenue to commence with the product's release in December 1999 and continue throughout its economic life of five years. We deducted estimated operating expenses from estimated revenue to arrive at estimated pre-tax cash flows. Projected operating expenses included cost of goods sold, selling general and administrative expense, and research and development expense. We estimated operating expenses as a percent of revenue based on Diffusion's historical results for the fiscal years ended December 31, 1996 to 1998. Projected results for the fiscal years ended December 31, 1999 to 2001 were also used in combination with past operating results and industry averages. We also deducted capital charges, or cash flow attributable to other assets such as working capital and assembled workforce, from pre-tax operating income to isolate the cash flow solely attributable to the in-process research and development. Income taxes were then deducted to arrive at after-tax cash flows. We discounted the after-tax cash flow projections using a risk-adjusted rate of return of 23%. In using the discounted model, we excluded the costs to complete the in-process technology from the research and development expense for 1999, and we reflected the percentage completion of the in-process research and development in each year's projected cash flow.

In connection with the transaction, the Company has incurred charges totaling $15.2 million for the write-off of in-process research and development (based upon an independent third party appraisal), acquisition-related expenses and integration costs in the consolidated statement of operations for the nine months ended September 30, 1999. The amounts allocated to acquired technology and workforce were determined based upon a valuation performed by an independent third party appraiser and are being amortized over a five-year period. The excess of cost over fair value of net assets acquired is being amortized over a seven-year period.

The unaudited pro forma combined results of operations of Vignette and Diffusion for the nine months ended September 30, 1999 and 1998 after giving effect to certain pro forma adjustments, including the exclusion of one-time charges related to the acquisition of Diffusion, are as follows (in thousands, except per share data):

                              Nine months ended September 30,
                             --------------------------------
                                        1999             1998
                                   ---------        ---------
Revenue                            $ 48,676         $ 10,420
Operating loss                      (29,203)         (24,137)
Net loss                            (27,148)         (23,795)
Basic net loss per share           $  (1.25)        $  (9.21)


5.   Subsequent Events

In November 1999, the Company announced a 2-for-1 stock dividend of its common stock. Stockholders will receive one additional share for every share of Vignette common stock held on the record date of November 15, 1999. These shares are expected to be payable after market close on December 1, 1999, and accordingly, share and per share information will not be retroactively restated until such date.

In October 1999, the Company purchased equity securities of Vitessa (formerly ECDirect) in exchange for $22.9 million in cash. The investment represents a 15% ownership position in Vitessa, and provides a strategic partnership in which Vignette will integrate Vitessa's core technology for distributed e-commerce into Vignette's e-Business applications.

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

Overview

Vignette is a leading global provider of software products and services for e-Business applications designed to enable businesses to build sustainable online customer relationships, increase the returns on their Internet-related investments and capitalize on Internet business opportunities. To date, we have developed and released several versions of our StoryServer product and have sold our products and services to over 390 clients. We market and sell our products worldwide primarily through our direct sales force.

We derive our revenue from the sale of software product licenses and from professional consulting, maintenance and support services. Product license revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. Services revenue consists of fees from professional services and from maintenance and telephone support. Professional services include integration of software, application development, training and software installation. We bill professional services fees either on a time-and-materials or on a fixed-price basis. We recognize professional services fees billed on a time-and-materials basis as the services are performed. We recognize professional services fees on fixed-price service arrangements on the completion of specific contractual milestone events, or based on an estimated percentage of completion as work progresses. Our clients typically purchase maintenance agreements annually, and we price maintenance agreements based on a percentage of our current product list price. We price telephone support based on differing levels of support. Clients purchasing maintenance agreements receive unspecified product upgrades and electronic, Web-based technical support, while purchasers of support contracts receive additional telephone support. We recognize revenue from maintenance and support agreements ratably over the term of the agreement, typically one year. We record cash receipts from clients and billed amounts due from clients in excess of revenue recognized as deferred revenue. The timing and amount of cash receipts from clients can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period.

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, as well as personnel and other expenses related to providing professional services. Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred significant losses since inception and, as of September 30, 1999, we had an accumulated deficit of approximately $74.1 million. We believe our success depends on further increasing our client base and on growth in the emerging e-Business applications market. Accordingly, we intend to continue to invest heavily in sales, marketing, professional services, research and development and in our operational and financial systems. Furthermore, we expect to continue to incur substantial operating losses at least through the third quarter of 2000, and our expected increase in operating expenses will require significant increases in revenues before we become profitable.

We had 542 full-time employees at September 30, 1999, up from 219 at September 30, 1998. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. In addition, we expect that future expansion will continue to challenge our ability to hire, train, motivate, and manage our employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If our total revenue does not increase relative to our operating expenses, our management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or our management otherwise fails to manage our expansion effectively, there would be a material adverse effect on our business, financial condition and operating results.

Effective June 30, 1999, Vignette acquired Diffusion, Inc., a leader in multi-channel information delivery solutions, in exchange for 393,271 shares of Vignette common stock. The total cost of the acquisition, including transaction costs, was approximately $31.2 million. The acquisition was accounted for as a purchase business combination. Accordingly, the results of operations of Diffusion have been included with those of Vignette for periods subsequent to the date of acquisition, and the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition. In connection with the transaction, Vignette has incurred charges totaling $15.2 million for the nine months ended September 30, 1999 for the write-off of in-process research and development, acquisition-related expenses and integration costs.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                     Three months ended September 30,   Nine months ended September 30,
                                     --------------------------------   -------------------------------
                                              1999              1998             1999              1998
                                          --------          --------         --------         ---------
Revenue:
Product license                                 51%               51%              51%               54%
Services                                        49                49               49                46
                                          --------          --------         --------         ---------
Total revenue                                  100               100              100               100

Cost of revenue:
Product license                                  3                 6                4                 5
Services                                        40                66               41                59
                                          --------          --------         --------         ---------
Total cost of revenue                           43                72               45                64

Gross profit                                    57                28               55                36

Operating expenses:
Research and development                        19                43               21                51
Sales and marketing                             50               102               60                99
General and administrative                      11                37               12                36
Purchased in-process
 research and development,
 acquisition-related, and other
 charges                                         2                 -               31                22
Amortization of deferred
 stock compensation                              5                 8                9                 9
Amortization of intangibles                      4                 -                2                 -
                                          --------          --------         --------         ---------
Total operating expenses                        91               190              135               217
                                          --------          --------         --------         ---------
Loss from operations                           (34)             (162)             (80)             (181)
Other income, net                                4                 3                4                 2
                                          --------          --------         --------         ---------
Net loss                                       (30)%            (159)%            (76)%            (179)%
                                          ========          ========         ========         =========


Revenue

Total revenue increased 459% to $24.2 million in the three months ended September 30, 1999 from $4.3 million in the three months ended September 30, 1998. Total revenue increased 407% to $48.2 million in the nine months ended September 30, 1999 from $9.5 million in the nine months ended September 30, 1998. This increase was attributable to an increase in our client base, which grew from 152 at the end of the third quarter of

1998 to 393 at the end of the third quarter of 1999, an increase in the average deal size of new client orders and follow-on orders from existing clients. Although our revenues have increased in recent periods, we cannot be certain that revenues will grow in future periods or that they will grow at similar rates as in the past.

Product License. Product license revenue increased 454% to $12.4 million in the three months ended September 30, 1999 from $2.2 million in the three months ended September 30, 1998, representing 51% of total revenue in both periods. Product license revenue increased 377% to $24.6 million in the nine months ended September 30, 1999 from $5.2 million in the nine months ended September 30, 1998, representing 51% and 54% of total revenue, respectively. The increase in absolute dollars was due to increases in the number of clients and the average size of new client orders resulting from growing market acceptance of our StoryServer product line over prior year periods, as well as increased follow-on orders from existing clients. Product license revenue decreased as a percentage of total revenue during the nine months ended September 30, 1999 due to the higher growth in services revenue during the same period.

Services. Services revenue increased 463% to $11.9 million in the three months ended September 30, 1999 from $2.1 million in the three months ended September 30, 1998, representing 49% of total revenue in both periods. Services revenue increased 443% to $23.7 million in the nine months ended September 30, 1999 from $4.4 million in the nine months ended September 30, 1998, representing 49% and 46% of total revenue, respectively. Services revenue from professional services fees continue to be the primary component of total services revenue, representing 40% of total revenues in both the three months and nine months ended September 30, 1999 as compared to 39% in the three months ended September 30, 1998 and 37% in the nine months ended September 30, 1998. During the three months and nine months ended September 30, 1999, services revenue from professional services fees increased 463% and 446%, respectively, compared to the three months and nine months ended September 30, 1998. Services revenue from maintenance and support agreements increased 463% and 432% in the three months and nine months ended September 30, 1999, compared to the three months and nine months ended September 30, 1998. The increase in all types of services revenue was primarily driven by the increase in the number of clients and the sale of product licenses, which generally include or lead to contracts to perform professional services and purchases of software maintenance and technical support service agreements.

Services revenue increased as a percentage of total revenue during the nine months ended September 30, 1999 due to the expansion of our services capabilities through the hiring of additional services personnel. We believe that growth in our product license sales depends on our ability to provide our clients with support, training, consulting and implementation services and educating third-party resellers on how to implement our products. As a result, we continued to expand our professional services organization throughout the first nine months of fiscal 1999 and intend to continue expanding our professional services organization for the foreseeable future. We do not believe that services revenue will continue to increase as a percentage of total revenue.

Cost of Revenue

Product License. Product license costs consist of expenses we incur to manufacture, package and distribute our products and related documentation and costs of licensing third-party software incorporated into our products. Product license costs increased to $777,000 in the three months ended September 30, 1999 from $266,000 in the three months ended September 30, 1998, representing 6% and 12% of product license revenue, respectively. Product license costs increased to $1.9 million in the nine months ended September 30, 1999 from $510,000 in the nine months ended September 30, 1998, representing 8% and 10% of product license revenue, respectively. The increase in absolute dollars for the three and nine-month periods was principally a result of both product license sales growth and royalties paid to third party vendors for technology embedded in our product offerings. Product license costs decreased as a percentage of product license revenue primarily because significant product license revenue growth outpaced increases in product license costs in addition to a higher average sales price in 1999 relative to 1998.

Services. Services costs include salary expense and other related costs for our professional service, maintenance and customer support staffs, as well as third-party contractor expenses. Services costs increased to $9.7 million in the three months ended September 30, 1999 from $2.9 million in the three months ended September 30, 1998, representing 82% and 136% of services revenue, respectively. Service costs increased to $20.0 million in the nine months ended September 30, 1999 from $5.6 million in the nine months ended September 30, 1998, representing 84% and 128% of services revenue, respectively. The increase in absolute dollars resulted from rapidly expanding our services organization. The overall improvement in services gross profit margin reflects increased leverage from the productivity of support, training, consulting and implementation activities. We expect services costs to increase in the future in absolute dollars to the extent that services revenues increase. We expect services costs as a percentage of services revenue to decrease over time.

Professional services-related costs increased to $9.2 million in the three months ended September 30, 1999 from $2.7 million in the three months ended September 30, 1998, representing 95% and 157% of professional services-related revenue, respectively. Professional services-related costs increased to $18.6 million in the nine months ended September 30, 1999 from $5.3 million in the nine months ended September 30, 1998, representing 97% and 149% of professional services-related revenue, respectively. Maintenance and support-related costs increased to $558,000 in the three months ended September 30, 1999 from $175,000 in the three months ended September 30, 1998, representing 25% and 44% of maintenance and support-related revenue, respectively. Maintenance and support-related costs increased to $1.4 million in the nine months ended September 30, 1999 from $328,000 in the nine months ended September 30, 1998, representing 30% and 39% of maintenance and support-related revenue, respectively.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased to $4.5 million in the three months ended September 30, 1999 from $1.9 million in the three months ended September 30, 1998, representing 19% and 43% of total revenue, respectively. Research and development expenses increased to $10.2 million in the nine months ended September 30, 1999 from $4.8 million in the nine months ended September 30, 1998, representing 21% and 51% of total revenue, respectively. The increase in absolute dollars was due to the increase in engineering personnel and to the expansion of our product offerings. The decrease in research and development as a percentage of revenue resulted primarily because significant revenue growth outpaced increases in research and development expenditures. We believe that continued investment in research and development is critical to maintaining a competitive advantage, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods. Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, all software development costs have been expensed in the period incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expenses increased to $12.2 million in the three months ended September 30, 1999 from $4.4 million in the three months ended September 30, 1998, representing 50% and 102% of total revenue, respectively. Sales and marketing expenses increased to $28.8 million in the nine months ended September 30, 1999 from $9.4 million in the nine months ended September 30, 1998, representing 60% and 99% of total revenue, respectively. Sales and marketing expenses increased in absolute dollars due to a significant increase in sales and marketing personnel, increased marketing program expenditures as well as higher commissions resulting from the growth in our dollar bookings. The decrease in sales and marketing expenses as a percentage of revenue resulted primarily because significant revenue growth outpaced increases in sales and marketing expenditures. We believe these expenses will continue to increase in absolute dollars in future periods as we expect to continue to expand our sales and marketing efforts to promote further growth. We also anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue from period to period as new sales personnel are hired and begin to achieve productivity and the timing of new product releases.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and certain facilities-related expenses. General and administrative expenses increased to $2.6 million in the three months ended September 30, 1999 from $1.6 million in the three months ended September 30, 1998, representing 11% and 37% of total revenue, respectively. General and administrative expenses increased to $6.0 million in the nine months ended September 30, 1999 from $3.5 million in the nine months ended September 30, 1998, representing 12% and 36% of total revenue, respectively. The increase in absolute dollars for these periods was due to increased personnel and facility expenses necessary to support our expanding operations. General and administrative expenses decreased as a percentage of revenue primarily because significant revenue growth outpaced increases in general and administrative expenditures. We believe general and administrative expenses will increase in absolute dollars as we expect to increase staffing and infrastructure expenses to support the Company's continued growth.

Purchased In-Process Research and Development, Acquisition-Related, and Other Charges. Effective June 30, 1999, Vignette acquired 100 percent of the outstanding stock and assumed all outstanding stock options of Diffusion, Inc., a leader in multi-channel information delivery solutions, in exchange for 393,271 shares of Vignette common stock. The total value of the acquisition, including transaction costs, was approximately $31.2 million. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of Diffusion have been included with our results of operations for periods subsequent to the date of acquisition. In connection with the transaction, we incurred one-time acquisition costs and integration-related charges, which include costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the purchase price was allocated to in-process research and development based upon an independent third party appraisal and expensed upon the consummation of the transaction. These related charges totaled $15.2 million for the nine months ended September 30, 1999.

Included in the acquired net assets of Diffusion was in-process research and development efforts related to the development of Diffusion Server 4.0. Diffusion Server 4.0 was expected to expand the delivery capabilities, user features and functionality of the existing Diffusion Server 3.0 multi-channel platform as well as add new components. We intended to re-work the acquired technology and integrate it with Vignette's products.

A significant amount of uncertainty existed surrounding the successful development and completion of the research and development acquired, which was estimated to be 88% complete at the date of the acquisition. We were uncertain of our ability to complete the development of a new product within a timeframe acceptable to the market and ahead of competitors. Additionally, the amount of development required to enable the acquired in-process research and development to be compatible with StoryServer was significant.

The results of the in-process research and development effort at the time of purchase had not progressed to a stage where they met technological feasibility as they lacked many key elements including standardized implementation capabilities and a scalable and extensible architecture.

We assigned values of $11.6 million to in-process research and development and $6.3 million to existing core technology based upon a modified discounted cash flow model. We based the cash flow projections for revenue on the projected incremental increase in revenue that we expected to receive from the completed acquired in-process research and development. We expected revenue to commence with the product's release in December 1999 and continue throughout its economic life of five years. We deducted estimated operating expenses from estimated revenue to arrive at estimated pre-tax cash flows. Projected operating expenses included cost of goods sold, selling general and administrative expense, and research and development expense. We estimated operating expenses as a percent of revenue based on Diffusion's historical results for the fiscal years ended December 31, 1996 to 1998. Projected results for the fiscal years ended December 31, 1999 to 2001 were also used in combination with past operating results and industry averages. We also deducted capital charges, or cash flow attributable to other assets such as working capital and assembled workforce, from pre-tax operating income to isolate the cash flow solely attributable to the in-process research and development. Income taxes were then deducted to arrive at after-tax cash flows. We discounted the after-tax cash flow projections using a risk-adjusted rate of return of 23%. In using the discounted model, we excluded the costs to complete the in-process technology from the research and development expense for 1999, and we reflected the percentage completion of the in-process research and development in each year's projected cash flow.

During May 1998, Vignette acquired from RandomNoise, Inc. certain in-process research and development effort, a developed product and an insignificant amount of equipment in exchange for $2.1 million, consisting of $100,000 in cash and 375,830 shares of our Series G Preferred Stock valued at $2.0 million. Substantially all of the purchase price was allocated to in-process research and development and expensed upon the consummation of the transaction. These related charges totaled $2.1 million for the nine months ended September 30, 1998.

Amortization of Deferred Stock Compensation. We have recorded deferred compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $1.2 million and $352,000 in the three months ended September 30, 1999 and 1998, respectively, and $4.1 million and $867,000 for the nine months ended September 30, 1999 and 1998, respectively.

Amortization of Intangibles. In conjunction with our acquisition of Diffusion, effective June 30, 1999, the purchase price amounts allocated to acquired technology of $6.3 million and workforce of $900,000 are being amortized over a five-year period. The excess of cost over fair value of net assets acquired of $15.1 million is being amortized over a seven-year period.

Other Income, Net

Other income, net consists of interest income and expense and gain or loss on disposals of equipment. Other income, net increased to $829,000 in the three months ended September 30, 1999 from $141,000 in the three months ended September 30, 1998 and to $2.0 million in the nine months ended September 30, 1999 from $204,000 in the nine months ended September 30, 1998. The increase was due to interest income earned from cash balances on hand as a result of our recent public offering.

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

Liquidity and Capital Resources

Cash used in operating activities was $3.7 million and $9.7 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash used in operating activities was due primarily to changes in operating working capital. Our investing activities have consisted of capital expenditures totaling $5.4 million and $1.0 million for the nine months ended September 30, 1999 and 1998, respectively, to acquire property and equipment, mainly computer hardware and software, for our growing employee base. In addition, during the nine months ended September 30, 1999, our investing activities included purchases of equity securities totaling $4.0 million for strategic investments in other e-commerce companies. We expect that our capital expenditures will continue to increase as our employee base grows. Net cash provided by financing activities for the nine months ended September 30, 1999 and 1998 was $74.3 million and $16.3 million, respectively. The increase was due primarily to the receipt of proceeds from our initial public offering, partially offset by $2.7 million in payments made in April 1999 to retire all outstanding debt.

At September 30, 1999, we had $73.7 million in cash and cash equivalents and $51.9 million in working capital. We have agreements with Comdisco, Inc. providing for available credit of up to $5.0 million over a period of 36 months at an interest rate of 12% per year and an equipment lease line of $1.25 million over a period of 36 months at an interest rate of 7.5% per year. The line of credit with Comdisco, Inc. is secured by our receivables, equipment, fixtures, inventory and all other tangible property. We are currently in compliance with all related financial covenants and restrictions.

In October 1999, the Company purchased equity securities of Vitessa (formerly ECDirect) in exchange for $22.9 million in cash. The investment represents a 15% ownership position in Vitessa, and provides a strategic partnership in which Vignette will integrate Vitessa's core technology for distributed e-commerce into Vignette's e-Business applications.

Based on our current operating plan, management believes that we will have sufficient resources available to meet its cash requirements for the foreseeable future, including working capital requirements and planned capital expenditures. We may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public and private equity financings from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

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

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We adopted SOP 98-1 effective January 1, 1999. Such adoption did not have a significant effect on our results of operations and financial condition.

In September 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after September 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on results of operations or the financial position of the Company.

Year 2000 Compliance

The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

We have conducted a Year 2000 readiness review for the current versions of our products. The review included assessment and implementation, which includes remediation, upgrading and replacement of certain product versions, as well as validation testing, and contingency planning. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

We have completed all phases of our plan, except for contingency planning, with respect to the current versions of all of our products. As a result, the current versions of each of our products are "Year 2000 Compliant," as defined below, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 Compliant. The initial release of StoryServer 4 required a patch to fix a minor error in a third-party product included in StoryServer 4. We have provided the patch on our Web site in order to be Year 2000 Compliant.

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

We have tested software obtained from third parties (licensed software, shareware, and freeware) that is incorporated into our products, and are seeking assurances from our vendors that licensed software is Year 2000 Compliant. To date, we believe all critical software that we have obtained from third parties is Year 2000 Compliant. Despite testing by us and by current and potential clients, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially adversely affect our business, operating results, or financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

Vignette's internal systems include both our information technology, or IT, and non-IT systems. We obtained a third-party consulting group to provide an assessment of our material internal IT systems, including both our own software products and third-party software and hardware technology, and our non-IT systems. The completion of testing yielded no significant exceptions for our critical internal systems to be Year 2000 Compliant. To the extent that we were not able to test the technology provided by third-party vendors, we are seeking assurances from such vendors that their systems are Year 2000 Compliant. Although we are not currently aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Australia, England, France, Germany and Singapore and conduct transactions in the local currency of each location. The impact of fluctuations in the relative value of other currencies was not material for the nine months ended September 30, 1999.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. Our investment policy requires us to invest funds in excess of current operating requirements in:

 .  obligations of the U.S. government and its agencies;

 .  investment grade state and local government obligations;

 . securities of U.S. corporations rated A1 or P1 by Standard & Poors or the Moody's equivalents; and/or

 .  money market funds, deposits or notes issued or guaranteed by U.S. and non-
   U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

At September 30, 1999, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt maturing in less than 90 days.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK

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

Risks Related to Our Business

We Expect to Incur Future Losses

We incurred net losses of $3.6 million for the year ended December 31, 1996, $7.5 million for the year ended December 31, 1997, $26.2 million for the year ended December 31, 1998, and $36.9 million for the nine months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of $74.1 million. We have not achieved profitability and we expect to incur net losses for the foreseeable future. To date, we have primarily funded our operations from the sale of equity securities and have not generated cash from operations. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown significantly in recent quarters, we cannot be certain that we can sustain these growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

   . Changes in the rapidly evolving market for e-Business applications solutions;

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

Our Quarterly Results Often Depend on a Small Number of Large Orders

We derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. Although we do not believe that the loss of any particular customer would have an adverse effect on our business, our operating results could be materially adversely affected if we were unable to complete one or more substantial license sales in any future period. For example, in five of the last eleven quarters in the period ended September 30, 1999, we had at least one customer that accounted for at least 10% of total revenue in such quarter.

We Depend on Increased Business from Our Current and New Customers and If We Fail to Grow Our Customer Base or Generate Repeat Business, Our Operating Results Could Be Harmed

If we fail to grow our customer base or generate repeat and expanded business from our current and new customers, our business and operating results would be seriously harmed. Most of our customers initially make a limited purchase of our products and services for pilot programs. Many of these customers may not choose to purchase additional licenses to expand their use of our products. Many of these customers have not yet developed or deployed initial applications based on our products. If these customers do not successfully develop and deploy such initial applications, they may not choose to purchase deployment licenses or additional development licenses. Our business model depends on the expanded use of our products within our customers' organizations.

In addition, as we introduce new versions of our products or new products, our current customers may not require the functionality of our new products and may not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively impact our future services revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue could be significantly adversely affected.

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

Failure To Maintain The Support Of Third Party e-Business Consultants May Limit Our Ability To Penetrate Our Markets

A significant portion of our sales are influenced by the recommendations of our products made by systems integrators, consulting firms and other third parties that help develop and deploy e-business applications for our clients. Losing the support of these third parties may limit our ability to penetrate our markets. These third parties are under no obligation to recommend or support our products. These companies could recommend or give higher priority to the products of other companies or to their own products. A significant shift by these companies toward favoring competing products could negatively affect our license and service revenue.

Our Lengthy Sales Cycle and Product Implementation Makes It Difficult to Predict Our Quarterly Results

We have a long sales cycle because we generally need to educate potential clients regarding the use and benefits of e-Business applications. Our long sales cycle makes it difficult to predict the quarter in which sales may fall. In addition, since we recognize the majority of our revenue from product sales upon implementation of our product, the timing of product implementation could cause significant variability in our license revenues and operating results for any particular period. The implementation of our products requires a significant commitment of resources by our clients, third-party professional services organizations or our professional services organization, which makes it difficult to predict the quarter when implementation will be completed.

We May Be Unable to Adequately Develop A Profitable Professional Services Organization Which Could Affect Both Our Operating Results and Our Ability to Assist Our Clients With the Implementation of Our Products

We cannot be certain that we can attract or retain a sufficient number of the highly qualified services personnel that our business needs and we cannot be certain that our services business will ever achieve profitability. Clients that license our software typically engage our professional services organization to assist with support, training, consulting and implementation of their Web solutions. We believe that growth in our product sales depends on our ability to provide our clients with these services and to educate third-party resellers on how to use our products. As a result, we plan to increase the number of service personnel to meet these needs. New services personnel will require training and education and take time to reach full productivity. To meet our needs for services personnel, we may also need to use more costly third-party consultants to supplement our own professional services organization. We expect our services revenue to increase in absolute dollars as we continue to provide consulting and training services that complement our products and as our installed base of clients grows. To date, services costs related to professional services have exceeded, or have been substantially equal to, professional services-related revenue. Although we expect that our professional services-related revenue will exceed professional services-related costs in future periods, we cannot be certain that this will occur. We generally bill our clients for our services on a "time and materials" basis. However, from time to time we enter into fixed-price contracts for services. On occasion, the costs of providing the services have exceeded our fees from these contracts and, from time to time, we may misprice future contracts to our detriment. In addition, competition for qualified services personnel with the appropriate Internet specific knowledge is intense. We are in a new market and there is a limited number of people who have acquired the skills needed to provide the services that our clients demand.

We May Be Unable To Attract Necessary Third Party Service Providers Which Could Affect Our Ability To Provide Support, Consulting And Implementation Services For Our Products

There may be a shortage of third party service providers to assist our clients the implementation of our products. We do not believe our professional services organization will be able to fulfill the expected demand for support, consulting and implementation services for our products. We are actively attempting to supplement the capabilities of our services organization by attracting and educating third party service providers and consultants to also provide these services. We may not be successful in attracting these third party providers or maintaining the interest of current third party providers. In addition, these third parties may not devote enough resources to these activities. A shortfall in service capabilities may affect our ability to sell our software.

Our Business May Become Increasingly Susceptible to Numerous Risks Associated With International Operations

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

   .   Foreign currency exchange rate fluctuations; and

   .   Political and economic instability.

We received 16% of our total revenue in the nine months ended September 30, 1999, respectively, through licenses and services sold to clients located outside of the United States. We expect international revenue to account for a significant percentage of total revenue in the future and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

We Have Relied and Expect to Continue to Rely on Sales of Our StoryServer Product Line for Our Revenue

We currently derive substantially all of our revenues from the license and related upgrades, professional services and support of our StoryServer software products. We expect that we will continue to depend on revenue related to new and enhanced versions of our StoryServer product line for at least the next several quarters. We cannot be certain that we will be successful in upgrading and marketing our products or that we will successfully develop and market new products and services. If we do not continue to increase revenue related to our existing products or generate revenue from new products and services, our business, operating results and financial condition would be materially adversely affected.

Our Future Revenue is Dependent Upon Our Ability to Successfully Market Our Vignette Syndication Server

We expect that our future financial performance will depend significantly on revenue from Vignette Syndication Server and the related tools that we plan to develop, which is subject to significant risks. We began shipping Vignette Syndication Server to clients in the first quarter of 1999. This is the first version of a new product designed for a new market opportunity. There are significant risks inherent in a product introduction such as Vignette Syndication Server. Market acceptance of Vignette Syndication Server will depend on a market developing for Internet syndication products and services and the commercial adoption of standards on which Vignette Syndication Server is based. We cannot be certain that either will occur. We cannot be certain that Vignette Syndication Server will meet customer performance needs or expectations when shipped or that it will be free of significant software defects or bugs. If Vignette Syndication Server does not meet customer needs or expectations, for whatever reason, upgrading or enhancing the product could be costly and time consuming.

If We are Unable to Meet the Rapid Changes in e-Business Applications Technology Our Existing Products Could Become Obsolete

The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in client demands and evolving industry standards. We cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our clients. Internet commerce technology, particularly e-Business applications technology, is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could have a material adverse effect on our business, operating results and financial condition.

We Face Intense Competition for e-Business Applications Software Which Could Make it Difficult to Acquire and Retain Clients Now and in the Future

The Internet software market is intensely competitive. Our clients' requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future.

Our principal competitors include: in-house development efforts by potential clients or partners; other vendors of software that directly address elements of e-Business applications, such as BroadVision; and developers of software that address only certain technology components of e-Business applications (e.g., content management), such as Interwoven.

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

We Must Successfully Integrate Our Recent Acquisition of Diffusion, Inc.

We acquired Diffusion, Inc. on June 30, 1999. Our failure to successfully address the risks associated with our acquisition of Diffusion could have a material adverse affect on our ability to develop and market products based on Diffusion's technology. In particular, we are developing Vignette Multi-Channel Server based on Diffusion's technology and will be devoting significant resources to product development, sales and marketing relating to this product. The success of this acquisition will depend on our ability to:

   .   Successfully integrate and manage Diffusion's operations;

   .   Retain Diffusion's software developers; and

   . Develop and market products, such as Vignette Multi-Channel Server, based on Diffusion's technology.

Potential Future Acquisitions Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

We may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management's attention from existing business operations. Our failure to successfully manage future acquisitions could seriously harm our business. Also, our existing stockholders would be diluted if we financed the acquisitions by issuing equity securities.

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

We have conducted a Year 2000 readiness review for the current versions of our products. The review included assessment, implementation (including remediation, upgrading and replacement of certain product versions), validation testing, and contingency planning. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

We have completed all phases of this plan, except for contingency planning, for the current versions of our products. As a result, we believe all current versions of our products are Year 2000 compliant, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 compliant. We tested our products on all platforms or all versions of operating systems that we currently support and found no significant exceptions. The initial release of StoryServer 4 required a patch to fix a minor error in a third-party product included in StoryServer 4. We have provided the patch on our Web site in order to be Year 2000 compliant.

We have tested software obtained from third parties, including licensed software, shareware, and freeware, that is incorporated into our products, and we are seeking assurances from our vendors that licensed software is Year 2000 compliant. To date, we believe all critical software that we have obtained from third parties is Year 2000 compliant. Despite testing by us and by current and potential clients, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could materially adversely affect our business, operating results, or financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

Our internal systems include both our information technology, or IT, and non-IT systems. We hired a third-party consulting group to provide an assessment of our material internal IT systems, including both our own software products and third-party software and hardware technology, and our non-IT systems. The completion of testing yielded no significant exceptions for our critical internal systems to be Year 2000 compliant. To the extent that we were not able to test the technology provided by third-party vendors, we are seeking assurances from vendors that their systems are Year 2000 Compliant. As a result of testing, we are not currently aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

We do not currently have any information concerning the Year 2000 compliance status of our customers. Our current or future customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for purchases of our products and services. As a result, our business, results of operations or financial condition could be materially adversely affected. See "Risks Related to the Internet Industry--Our Performance Will Depend on the Growth of the Internet for Commerce."

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

Our Performance Will Depend on the New Market for e-Business Applications
Software

The market for e-Business applications software is new and rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our products and services. Accordingly, we cannot be certain that a viable market for our products will emerge or be sustainable. Enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, individuals have established patterns of purchasing goods and services. They may be reluctant to alter those patterns. They may also resist providing the personal data necessary to support our existing and potential product uses. Any of these factors could inhibit the growth of online business generally and the market's acceptance of our products and services in particular.

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

Risks Related to the Securities Markets

Our Stock Price May Be Volatile

The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

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

We May Be Unable to Meet Our Future Capital Requirements

We expect the net proceeds from our recent initial public offering, cash on hand, cash equivalents and commercial credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months. After that time, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

PART II.  OTHER INFORMATION ITEM

6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS UNDER ITEM 601 OF REGULATION S-K

2.1*       Agreement between Registrant and Diffusion, Inc. dated May 10, 1999.
3.1+       Certificate of Incorporation of the Registrant, as amended to date.
3.2+ Form of Amended and Restated Certificate of Incorporation to be filed on the closing of the offering made hereby.
3.3+       Bylaws of the Registrant.
3.4+       Form of Bylaws to be filed on the closing of the offering made hereby.
4.1+       Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2+       Specimen common stock certificate.
4.3+       Nineth Amended and Restated Stockholders Agreement dated November
           30, 1998.
4.4+ Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.
10.1+      Form of Indemnification Agreements.
10.2+      1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
10.3+      1999 Equity Incentive Plan.
10.4+      Employee Stock Purchase Plan.
10.5+      1999 Non-Employee Directors Option Plan.
10.6+ Security and Loan Agreement dated March 24, 1998 between the Registrant and Imperial Bank.
10.7+ Lease Agreement dated September 20, 1996 between the Registrant and David B. Barrow, Jr.
10.8+ First Supplement to Lease Agreement dated November 4, 1997 between Registrant and 3410 Far West, Ltd.
10.9+      Second Supplement to Lease Agreement dated February 23, 1998 between Registrant and 3410 Far West, Ltd.
10.10+ Office Lease Agreement dated August 4, 1998 between Registrant and B.O. III, Ltd.
10.11+ "Prism" Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET, Inc.
10.12+ Letter Amendment to "Prism" Development and Marketing Agreement between the Registrant and CNET, Inc. dated August 15, 1998 and attachments thereto.
10.13+ Software License Agreement dated April 6, 1998 between Registrant and Net Perceptions, Inc.
10.14+ StoryServer Q2 Volume Purchase Agreement between Registrant and Tribune Interactive Inc.
10.15+ Protege Software (Holdings) Confidential Professional Services Agreement dated November 15, 1997.
10.16+ Subordinated Loan and Security Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
10.17+     Master Lease Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
23.1+      Consent of Independent Auditors.
27.1       Financial Data Schedule.

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

(ii) Report on Form 8-K/A filed on September 15, 1999 amending the Form 8-K filed on July 15, 1999 to include financial statements and pro forma financial information provided in accordance with the instructions for
          Item 7.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999              VIGNETTE CORPORATION
                                     (Registrant)


                                      By: /s/ Gregory A. Peters
                                          -------------------------------------
                                          Gregory A. Peters
                                          President and Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION

2.1*       Agreement between Registrant and Diffusion, Inc. dated May 10, 1999.
3.1+       Certificate of Incorporation of the Registrant, as amended to date.
3.2+ Form of Amended and Restated Certificate of Incorporation to be filed on the closing of the offering made hereby.
3.3+       Bylaws of the Registrant.
3.4+       Form of Bylaws to be filed on the closing of the offering made hereby.
4.1+       Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2+       Specimen common stock certificate.
4.3+       Nineth Amended and Restated Stockholders Agreement dated November
           30, 1998.
4.4+ Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.
10.1+      Form of Indemnification Agreements.
10.2+      1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
10.3+      1999 Equity Incentive Plan.
10.4+      Employee Stock Purchase Plan.
10.5+      1999 Non-Employee Directors Option Plan.
10.6+ Security and Loan Agreement dated March 24, 1998 between the Registrant and Imperial Bank.
10.7+ Lease Agreement dated September 20, 1996 between the Registrant and David B. Barrow, Jr.
10.8+ First Supplement to Lease Agreement dated November 4, 1997 between Registrant and 3410 Far West, Ltd.
10.9+      Second Supplement to Lease Agreement dated February 23, 1998 between Registrant and 3410 Far West, Ltd.
10.10+ Office Lease Agreement dated August 4, 1998 between Registrant and B.O. III, Ltd.
10.11+ "Prism" Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET, Inc.
10.12+ Letter Amendment to "Prism" Development and Marketing Agreement between the Registrant and CNET, Inc. dated August 15, 1998 and attachments thereto.
10.13+ Software License Agreement dated April 6, 1998 between Registrant and Net Perceptions, Inc.
10.14+ StoryServer Q2 Volume Purchase Agreement between Registrant and Tribune Interactive Inc.
10.15+ Protege Software (Holdings) Confidential Professional Services Agreement dated November 15, 1997.
10.16+ Subordinated Loan and Security Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
10.17+     Master Lease Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
23.1+      Consent of Independent Auditors.
27.1       Financial Data Schedule.

+Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-68345).

*Incorporated by reference to the Company's Form 8-K filed on July 15, 1999 (File No. 000-25375).