Form 10-K
period 1999-12-31
VIGNETTE CORP
filed 2000-03-30
CIK 1042185

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                     For the year ended December 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                             (Title of each class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

    (1) Yes [X] No [_]

    (2) Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

  As of February 29, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,985,000,000.

  As of February 29, 2000 there were 63,637,096 shares of the Registrant's common stock outstanding.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders to be held May 15, 2000 are incorporated by reference in Part III of this Form 10-K Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              VIGNETTE CORPORATION
                            FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I
  Item 1. Business........................................................   3
  Item 2. Properties......................................................  32
  Item 3. Legal Proceedings...............................................  32
  Item 4. Submission of Matters to a Vote of the Security Holders.........  32
  Item 4a. Executive Officers of the Registrant...........................  32

Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................  35
  Item 6. Selected Consolidated Financial Data............................  36
  Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  37
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk.....  46
  Item 8. Consolidated Financial Statements and Supplementary Data........  47
  Item 9.  Changes in Disagreements with Accountants on Accounting and
           Financial Disclosures..........................................  47

Part III
  Item 10. Directors and Executive Officers of the Registrant.............  47
  Item 11. Executive Compensation.........................................  47
  Item 12. Security Ownership of Certain Beneficial Owners and
   Management.............................................................  47
  Item 13. Certain Relationships and Related Transactions.................  47

Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
   K......................................................................  48

SIGNATURES................................................................  50

                                    PART I.

ITEM 1. BUSINESS

  The statements contained in this Report on Form 10-K that are not purely historical statements are forward looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this filing on Form 10-K to conform these statements to actual results. See "Risk Factors that May Affect Future Results," and the factors and risks discussed in our Registration Statement filed on Form S-1 on December 9, 1999 (File No. 333-91085) with the Securities and Exchange Commission.

Overview

  We are a leading global provider of e-Business application software products and services. Our e-Business solutions are designed to enable businesses to build successful and sustainable online businesses. Our e-Business solutions allow both traditional brick-and-mortar and startup dot-com businesses to create and manage Internet business channels that are designed to attract, engage and retain their customers, partners, and suppliers online. Using our solutions, our clients build e-Business applications which are focused on personalized and mass-customized interaction across multiple touchpoints and communication channels. Since shipping our first products in 1997, we have received numerous awards for our industry leadership and product capabilities, including the Crossroads A-list Award and Red Herring Magazine's Top 50 Public Companies and Best Product Award.

  Our V/5 E-Business Platform (also "V/5 Platform" and the "Platform") is an application platform that provides the business insight, rapid business reconfiguration and integration across multiple touchpoints required for online success. By providing a single view across customers, partners, products and interactions, the Vignette V/5 E-Business Platform provides our customers the ability to measure the return on investment of all of their online relationships and initiatives. This allows our customers to drive continuous improvement by providing measurable, closed-loop execution, interaction and analysis. The platform's rapid configuration capabilities not only improve our customers' time-to-deployment, but just as importantly, their time-to-adapt, by significantly advancing the starting point, for e-Business applications. Our open and modular architecture makes this possible by allowing our customers to leverage existing investments and quickly integrate new technology that is based on industry standards. Finally, the V/5 Platform allows our customers to stay connected with customers and partners regardless of the communication channel, device or touchpoint.

  The Vignette V/5 E-Business Platform is built upon a proven, enterprise-ready architectural foundation that powers some of the largest and most successful e-Business applications today. It is unique in providing a modular and reusable e-Business applications architecture that helps you respond and adapt quickly to changing market demands. It leverages your existing IT investment in open standards, component models, technical skills and best practices. The Platform provides a scalable, reliable and high-performance foundation for delivering content, profiling, and managing interactions across multiple communication channels such as the web pagers, mobile phones, and e-mail.

  The V/5 E-Business Platform incorporates the Vignette Application Foundation
(VAF) - an open application framework and methodology for rapidly assembling, deploying, and managing best-of-breed, componentized e-Business applications. The VAF enables our customers to reduce their time-to-adapt - the ability to rapidly reconfigure re-usable applications in response to changing business needs and market conditions.

  We complement our products with a professional services organization that offers a range of services including strategic planning, project management and implementation. We designed these services to improve our clients' competitive position, shorten time-to-market and reduce project implementation risk. We believe that our ability to successfully deliver an integrated solution to our clients provides us with a significant competitive advantage in the market for e-Business software products and services.

  We market our products and services globally through our direct sales force, resellers and systems integrators to businesses seeking to enhance the value of their Web-based relationships, maximize the return on their Internet-related investments and capitalize on the substantial growth of the Internet as a new marketing and distribution channel. We also leverage strategic alliances with a number of technology and Internet organizations to increase the penetration and market acceptance of our e-Business software and professional services. To date, we have licensed our platform to more than 515 clients worldwide in a variety of industries including retail, financial services, telecommunications, technology, media and entertainment. Our clients include American Express, AT&T, Bank One, Charles Schwab and Company, Chicago Tribune, Lands' End, Merrill Lynch, National Semiconductor, Nokia, Preview Travel, Siebel Systems, Snap.com, StarMedia Network, Sun Microsystems and TheStreet.com.

Industry Background

  The emergence and acceptance of the Internet and the World Wide Web has fundamentally changed the way that consumers and businesses communicate, obtain information, purchase goods and transact business. International Data Corporation, or IDC, estimates that the number of Internet users worldwide will grow from approximately 142 million in 1998 to 502 million in 2003. IDC also estimates that revenue generated from Internet commerce will exceed $1.3 trillion by 2003. As the Internet has become more accessible, functional and widely used, it has emerged as a primary business channel alongside the telephone, paper-based communication and face-to-face interaction. Businesses are increasingly using the Web as both a marketing tool and distribution channel to communicate and conduct business with partners, customers and employees.

Origins of Online Business

  The growth in the number of Internet users, as well as the open nature of the Internet, has led many businesses to seek new ways to take advantage of this global platform. The earliest business use of the Internet was the creation of informational Web sites, which typically involved merely reformatting existing marketing materials to create an online brochure. This simple use of the Internet to present static information was quickly supplanted by the first generation of electronic commerce businesses. The introduction of new technology enabled businesses to create Web sites for online publishing, which were financed by advertising, and electronic catalog businesses where hard goods such as books or computers could be sold. These Internet businesses focused on developing a basic advertising and transaction infrastructure rather than capitalizing on the unique aspects of Internet commerce. In addition, these first generation online businesses were based on traditional, physical world business models and were differentiated only by wider selection and lower prices. Success for these businesses was measured by the total amount of Web site traffic.

  Advertising-based and transaction-based Internet business models have been successful in generating online transactions. However, as the number of companies attempting to conduct business online has increased, the Web has become a highly competitive business environment in which customers have a large number of easily accessible choices, eroding customer loyalty. As a result, it is becoming increasingly difficult for businesses on the Internet to reach their target audiences, build customer loyalty and differentiate themselves from their competitors using business strategies taken from the physical world. Consequently, online businesses are finding it increasingly expensive to locate and attract the right types of Web site visitors and increasingly difficult to convert these visitors into profitable and long-term customers.

Evolution of Online Business

  As the next generation of online business models evolve, companies are changing the ways they measure their success online. Both advertising-based and transaction-based businesses have begun to use the percentage of Web site visitors that actually convert from browsing a site to transacting business, or the conversion rate, as the key gauge of their effectiveness in attracting and retaining loyal customers out of their total Web site visitor population. According to Forrester Research, the estimated average conversion rate for first-time visitors to an electronic commerce Web site is 2.7%, a rate similar to unsolicited direct mailings. To address this problem, businesses are beginning to focus their strategies on increasing online conversion rates by more effectively engaging a new type of "connected customer." Connected customers are individuals who place more value on information convenience, online advisory services and improved access to products and services, than on price and physical geographic location.

  To capture the connected customer, businesses must focus on developing and executing a new set of online strategies to build long-term customer relationships and strengthen customer loyalty. To attract connected customers, businesses must provide users with more relevant and targeted experiences each time they interact with the company online. To achieve this objective, businesses must provide potential customers with greater information convenience, online advisory services and improved access to products and services.

  For the connected customer, information convenience means having all of the data necessary to make a decision at one Web site. As a result, businesses are finding it necessary to broaden their Web offerings beyond their own products and services. Many online businesses are acquiring rich, third-party content and product lines that allow them to deliver highly interactive, topical portals that provide the convenience of one-stop shopping. For example, an online stock brokerage firm might license daily industry news, company analyses, and financial planning articles to provide their customers with a complete set of financial management information on a single Web site.

  Increasingly, businesses must also offer online advisory services to provide the expertise the customer needs to make an informed purchasing decision. For example, an online travel agency might add advisory services that help vacation travelers perform extensive pre-purchase research on their favorite destinations. Through highly personalized services based on the collection and analysis of customer profiles, businesses can enhance the lifetime value of each customer, increase customer switching costs and create strong competitive barriers.

  To offer improved access to products and services, businesses are extending their online reach to engage potential customers in more online locations than just their own Web sites. To increase Web-based revenues, businesses need to maximize not only the number of visitors and customers coming to their own Web sites, but also their total online reach across their entire Customer Chain. For example, a business that sells books online needs to reach not only the buyers that come to its own Web site, but also visitors to other book-related sites, such as locations dedicated to authors, book reviews and literature. In effect, it is as necessary for businesses to create broad distribution and reseller relationships online as it is in the physical world in order to have as many points of contact with the customer as possible. The creation of such a super-distribution model forms an instantaneous, worldwide distribution system. The Internet has made it possible for all companies to have a worldwide online distribution system, a system that was previously available only to large companies that could afford to build out such a network in the physical world.

Need for Comprehensive e-Business Solutions

  As online business models evolve and the amount of business transacted on the Web increases, enterprises are seeking new e-Business solutions that will enable them to develop, maintain and leverage relationships with customers and affiliates. Just as companies adopted Enterprise Resource Planning software in the late-1980s to manage back-office operations and Sales Force Automation software in the mid-1990s to manage front-office operations, many businesses are now searching for e-Business solutions to help them manage their online customer relationships. Businesses realize that e-Business solutions, like other enterprise solutions, are mission-critical and pose significant technological challenges that require large resource commitments. For example, early adopters of e-Business strategies, such as Amazon.com, built in-house solutions that required significant custom development, evaluation, implementation and integration of disparate technologies and platforms. Companies building these solutions internally face long development cycles, high ongoing maintenance costs, and limited functionality and scalability.

  Accelerated adoption of the Internet as a business channel is driving businesses to seek enterprise software providers that have the expertise to deliver solutions that minimize their time to market and maximize the value of their Internet investment. To date, software providers have focused on developing applications that managed discrete portions of a comprehensive e-Business solution, such as transaction management, catalog tools, collaborative filtering/personalization, authoring, site management and application development. Today, however, businesses are increasingly demanding an integrated package of platforms, tools and applications that address all aspects of e-Business, rather than point products and toolkits. A fully integrated e-Business solution must include the ability to attract, engage and retain customers and understand their needs and preferences via a direct relationship through a company's Web site. This solution also must enable companies to create and manage Customer Chains, value-added distribution networks whereby a company can distribute its electronic goods and services outside of its own Web site through a network of reseller, affiliate and partner Web sites. These solutions must be able to transcend the traditional boundaries of the Internet as an information delivery mechanism. These requirements demand an e-Business solution that supports advanced content management and syndication, personalization and decision support capabilities.

The Vignette Solution

  We are a leading global provider of e-Business software products and services specifically designed to enable businesses to enhance the value of their Web-based relationships, maximize the return on their Internet-related investments and capitalize on the substantial growth of the Internet as a new business channel. Our solutions enable businesses to create and manage Internet business channels that are designed to enable businesses to rapidly adapt their e-Business applications to market changes, to reach customers, partners, and employees through multiple electronic touchpoints, and to provide insight into the relative success of their e-Business strategies. We believe our solutions allow our clients to increase their online effectiveness and improve customer conversion rates, resulting in opportunities for greater Web-based revenues and market share. Our integrated solution set includes an enterprise-class e-Business application platform, as well as a set of tools for business and technical managers to interact with customers through the Web site and control its operation.

  We have enhanced our e-Business application platform with the introduction of the V/Series architecture, expected to ship in the first half of 2000. The V/Series architecture expands on Vignette's past successes by migrating the Vignette platform services to a next-generation achitecture based on Internet standards. The V/Series architecture is leveraged by the Vignette V/5 products including the V/5 Content Management Server, V/5 Lifecycle Personalization Server, V/5 Syndication Server, V/5 Communication Server, V/5 Relationship Marketing Server, and V/5 Advanced Deployment Server. These products are designed to support the creation of applications that can be reconfigured easily and quickly to account for changing market conditions, that can interact with users through multiple electronic touchpoints, and which provide insight as to the relative success of a company's e-Business strategies. We are focused on continuing to develop and extend our product and service offering to provide our clients with a comprehensive means for building, managing, and delivering sophisticated e-Business applications, thereby increasing our client's return on their Internet investments.

  We believe our comprehensive, integrated e-Business solutions represent a fundamentally new approach to doing business on the Internet and provide our clients with the following benefits:

  Increased e-Business Insight. Our products and services enable our clients to use the Internet as a channel to build profitable, long-term customer and partner relationships and to use those relationships to create new marketing opportunities to drive revenue growth. Businesses that use our solutions can develop Internet applications that interact, as opposed to solely transact, with visitors, employees, and business partners via both the wired and wireless Web. For instance, our e-Business software platform incorporates unique technologies that allow our clients to create engaging, personalized experiences that enhance a company's ability to leverage the Web as a first-class business channel. At the same time, our platform enables you to gather, analyze and mine in-depth customer and operational data from your e-Business and across the enterprise to determine the effectiveness and profitability of your e-Business strategies.

  Rapid e-Business Reconfiguration. Businesses using our solutions can develop e-Business applications more rapidly than most other third-party or in-house alternatives. As a result, our solutions permit businesses to expand their existing online business and enter into new online markets on an accelerated time frame. Vignette's products provide a unique architecture and methodology that enables your e-Business to be built in re-useable components that can be easily re-configured to keep pace with changing market demands and competitive pressures. This approach not only lets your e-Business strategy be more nimble, but also reduces overall maintenance cost in the long run and protects your investment in people, systems, and information.

  Increased Customer Reach through Multiple Electronic Touchpoints. Vignette's e-Business software platform can unify closed-loop interaction with your e-Business audience across multiple electronic touchpoints- web, e-mail, pagers, and WAP wireless devices. Businesses can now gain insight into what your audience wants, develop personalized interactions across multiple touchpoints, and track behavior and responses in real-time to close the loop. This approach enhances utility and service to the end customer, increases the efficiency of customer service and support systems, and increases revenue opportunities with existing customers.

  Increased Revenue Opportunities Through a More Flexible Business Model. Our solutions are designed to enable our clients to pursue a broad range of business opportunities that enhance Web-based revenues, such as co-branding, multiple Web site production and super-distribution. Our clients have obtained partner license fees in return for co-branding their Web sites with partner logos, content and navigation. For example, a major portal provider has co-branded its destination with over 100 Internet service providers, or ISPs, with each version of the Web site targeted specifically for that ISP's customer base. In return, this portal receives royalty payments from each ISP with very little actual cost to produce the branded Web site. Our multiple Web site production capabilities have enabled a major online news provider to use a small team to create over 200 online community Web sites that are specific to urban areas in and around their local community. Each community has its own Web site that contains local advertising and content. The news provider was able to generate increased advertising revenue from these localized Web sites.

  Increased Operational Control of Internet Applications at a Lower Effective Cost. Our e-Business solutions permit clients to manage their Internet business channels more efficiently and with greater control than most in-house or other third-party alternatives. Our product features also dramatically reduce the amount of labor and capital expenditure required to operate and maintain sites on the Internet. Our solutions incorporate: (a) content management capabilities designed to increase the efficiency of team-based Web site production, enhance application developer productivity and reduce maintenance costs; (b) decision support capabilities that allow businesses to analyze customer preferences, examine demographic segmentation and determine the popularity of individual products and services; and (c) a scalable application server platform that is capable of handling a very large number of Web site visitors with optimized performance while substantially curtailing Web server hardware expenditures. Our products and services provide clients with greater operational control and compelling cost advantages in operating and maintaining their Web sites, as well as in the cost of customer acquisition and retention.

Strategy

  Our objective is to enhance our position as a leading global provider of e-Business solutions. To achieve this objective, we have adopted the following strategies:

  Maintain Leadership in the e-Business Solutions Market. Our industry-leading solutions for e-Business applications enable enterprises to build and rapidly deploy effective online businesses. Our V/5 e-Business Platform allows businesses to maximize their online potential by offering relevant products and services to the appropriate audience, thereby increasing customer conversion rates and strengthening the loyalty of customers and partners. Our Vignette V/5 Syndication Server offers a platform for creating a new category of easily-deployed, enterprise applications that will enable businesses of any size to achieve instantaneous, online distribution of their products and services across an extensive network of reseller, affiliate and partner Web sites. With Vignette V/5 Communications Server, we enable the creation of automated and personalized customer communication using multiple interactive communication channels, including 2-way pager, email, and wireless web. Our upcoming Vignette V/5 Relationship Marketing Server provides capabilities for building and measuring the effectiveness of closed-loop interactive marketing programs across multiple electronic touchpoints. The Vignette V/5 Advanced Deployment Server provides content and application distribution and "n-tier" staging capabilities. We intend to maintain our leadership position by developing new e-Business software products and services that will help businesses generate new online revenue opportunities.

  Expand Sales Channels to Drive Market Penetration. We are working to increase customer adoption of our solutions by expanding our direct sales operations and our indirect sales channels through additional relationships and strategic alliances with key systems integrators, value-added resellers, or VARs, and original equipment manufacturers, or OEMs. We believe that by establishing these relationships with key e-commerce partners, we can target a broader client base and help our clients more rapidly deploy powerful e-Business applications.

  Expand International Presence. We believe that there will be significant international opportunities for our products and services and that we will continue to expand our global marketing and distribution efforts to address the range of markets and applications for our e-Business solutions. We plan to continue aggressive expansion of our international presence by adding direct sales personnel and increasing our indirect sales channels to fully capitalize on international market opportunities. We have opened sales offices in Hamburg, Germany; London, England; Paris, France; Singapore; and in Melbourne and Sydney, Australia and intend to continue our expansion throughout Europe, Asia and those regions where businesses and other institutional clients are using distributed networks and the Internet to create sales opportunities.

  Leverage Professional Services Capabilities. We have established successful relationships with our clients by serving as an advisor in developing and deploying e-Business applications. We are extending our direct professional services capabilities to provide an expanded set of services to address such areas as online business strategy, project management and application development. In addition, we offer similar high-quality professional services capabilities through third-party alliances and are currently focused on the development of relationships with VARs and Global/National systems integrators. By offering our clients a full range of professional services on a global basis, we believe we can broaden market awareness about the advantages of our e-Business solutions and create opportunities to sell new or enhanced products to clients.

Products

  Our integrated solution set includes an enterprise-class Internet application platform and tools for both business and technical managers to interact with customers through the Web site. The following table summarizes our current and future products:

Category                                     Features                         Shipment Dates
--------                  ---------------------------------------------  ------------------------
Platform/Products
 .  V/5 E-Business         Products run on Sun Solaris, IBM AIX, or       First version of
   Platform Products:     Microsoft Windows NT/2000 servers and          StoryServer shipped
                          supports Oracle, Sybase, IBM, and Microsoft    January 1997. V/5 E-
                          SQL databases.                                 business Platform
                                                                         products available
                                                                         first-half of 2000.
 .  V/5 Content            (Capabilities previously available as part of  StoryServer 5.0
   Management Server      StoryServer 5.0) Supports the creation and     available December 1999.
                          management of                                  V/5 Content Management
                          e-Business applications with project           Server anticipated July
                          management, production management, asset       2000.
                          management, workflow, and meta-data
                          management.
 . V/5 Lifecycle                                                          StoryServer 5.0
  Personalization Server  (Capabilities previously available as part of  available December 1999.
                          StoryServer 5.0) Supports the delivery of      V/5 Lifecycle
                          personalized e-Business applications with a    Personalization Server
                          wide array of personalization technologies.    anticipated July 2000.
 .  V/5 Syndication        Designed to enable businesses to automate and  Vignette Syndication
   Server                 manage the creation of Customer Chains--       Server 5.0 shipped
                          networks of valuable business-to-business      December 1999. V/5
                          relationships which enhance customer reach     Synidcation Server
                          through partner, affiliate, and resellers      anticipated first half
                          sites.                                         of 2000.

Category                                    Features                         Shipment Dates
--------                 ---------------------------------------------  ------------------------
 .  V/5 Communication     Designed to enable businesses to personalize   Anticipated first half
   Server                and automate communication with their          of 2000.
                         customers using multiple communication
                         channels, including wireless Web, telephone,
                         pager, email, fax or mail.
 .  V/5 Relationship      Provides a complete closed-loop e-marketing    Anticipated first half
   Marketing Server      solution. It enables businesses to gain        of 2000.
                         critical insights by measuring and analyzing
                         customer interactions across multiple
                         business touchpoints and to automatically
                         deliver highly targeted content to those
                         groups in the form of interactive marketing
                         campaigns.
 .  V/5 Advanced          Supports enterprise-wide distributed           Anticipated first half
   Deployment Server     development, testing, and production           of 2000.
                         environments for eBusiness applications. It
                         enables geographically distributed teams of
                         application developers, content contributors,
                         editors, and administrators to connect their
                         distinct Vignette environments to create an
                         n-tiered deployment system with a simple
                         browser-based interface.
 .  Vignette Application  Provides a comprehensive set of reusable,      Anticipated first half
   Power Pack            cross-platform, packaged application modules   of 2000.
                         designed to accelerate the assembly,
                         deployment, and managment of eBusiness
                         applications. These modules provide browser-
                         based user interfaces and API's for managing
                         and finding information, enabling
                         personalized interactions, and building
                         online communities.
Tools
 .  Production Center     Designed for team-based project and content    First version shipped in
                         management. Allows authors, managers,          September 1997. Shipped
                         developers, editors, designers, and business   with StoryServer 5.0 in
                         analysts to work collaboratively in the        December 1999.
                         production of their e-Business applications.
 .  Development Center    A visual development tool designed to reduce   First version shipped
                         the time to deploy critical e-Business         April 1999. Shipped with
                         applications by simplifying programming and    StoryServer 5.0 in
                         permitting a wider range of users to           December 1999.
                         participate in application development.
 .  Business Center       Enables business managers to analyze and       First version shipped
                         report on customer demographics and behavior,  July 1998. Anticipated and to create, manage and monitor the success  shipment of latest
                         of interactive marketing campaigns across      version first half of
                         multiple customer touchpoints.                 2000.
 .  Vignette Development  Provides software developers with              First version shipped
   Kit for Microsoft     capabilities for integrating Microsoft Office  March 2000.
   Office 2000           applications with Vignette V/5 E-Business
                         applications. Provides end users with the
                         ability to use standard content development
                         tools with Vignette's plartform products.

Platforms

  V/5 e-Business Platform -- Provides an open, secure, scalable, and reliable foundation for e-Business. It natively supports the two major paradigms -- ASP/Windows DNA 2000 and JSP/J2EE for application development and enterprise deployment. This allows businesses to leverage existing IT investments in open standards, component models, technical skills and best practices. It also supports a number of integration mechanisms -- COM, EJB, C/C++, HTTP/Servlets, XML, SQL -- for legacy systems, application servers and 3rd party applications.

  V/5 Content Management Server -- Previously available as part of Vignette StoryServer 5.0, the V/5 Content Management Server provides tightly integrated content management, scalable content delivery and personalization. With comprehensive support for managing content stored in databases, XML repositories, and static files, it is the de facto standard for team-based enterprise-wide collaboration for e-Business today.

  V/5 Lifecycle Personalization Server -- Previously available as part of Vignette StoryServer 5.0, the V/5 Lifecycle Personalization Server brings a wide array of proven personalization capabilities for e-Business to provide highly personalized service to customers, employees and business partners. It is tightly integrated with content management and empowers business owners with the capabilities necessary for planning and executing a winning personalization strategy.

  V/5 Relationship Marketing Server -- In January 2000 in connection with our acquisition of DataSage, Inc., a leader in e-Marketing and personalization solutions, we announced the development of the V/5 Relationship Marketing Server. It provides a complete, closed-loop e-marketing solution that enables business users to gain critical business insight by measuring and analyzing customer interactions across multiple business touchpoints, deliver highly-targeted content across multiple communication channels, measure the success of e-marketing initiatives and drive continuous improvement to e-business strategy.

  V/5 Communication Server -- In July 1999 in connection with our acquisition of Diffusion, Inc., a leader in multi-channel information delivery solutions, we announced the development of V/5 Communication Server. This product, anticipated to be available in the first half of 2000, empowers a business to connect to a mobile audience and manage relationships with customers, partners, and employees via multiple electronic touchpoints such as e-mail, pagers, PDAs, and WAP enabled mobile phones. It enables the proactive distribution of personalized content, and provides complete close-loop interaction with the mobile e-Business audience.

  V/5 Syndication Server -- Enables businesses to expand their e-Business offerings to and through a scalable network of affiliated e-Businesses. Built using open protocols, XML and ICE (Information & Content Exchange), it enables the packaging and distribution of digital assets such as content, applications, supplier information, and product catalogs to a large number of affiliated e-Businesses.

  V/5 Advanced Development Server -- Allows businesses to manage enterprise-wide development, testing, and production environments for e-business applications. It enables geographically distributed teams of application developers, content contributors, editors, and administrators to connect their distinct Vignette environments to create a secure, "n-tiered" staging system.

  V/5 Relationship Marketing Server. The Vignette V/5 Relationship Marketing Server utilizes a number of proprietary technologies to deliver complete closed-loop e-marketing capabilities. These capabilities consist of 1) measurement and analysis of customer interactions across multiple business touchpoints; 2) segmentation of customers and web site visitors into relevant groups for purposes of analysis and targeted communications; and 3) campaign management to enable automated delivery of highly targeted communications across a variety of digital channels. The result is that communications with customers become more effective at achieving business objectives, such as delivery of timely and relevant information, larger and more frequent online purchases, and increased customer loyalty. The first two capabilities above --
 measurement/analysis and segmentation -- were obtained through the acquisition of DataSage. Segmentation algorithms incorporated into the V/5 Relationship Marketing Server include Kmeans, leader clustering, Kohonen neural networks, top-down hierarchical clustering, and cellular clustering (proprietary). Classification and estimation algorithms include C4.5 decision tree,

RegressionTree, linear/polynomial regression, nearest neighbor classification, backpropagation neural networks, and CirrusNet (proprietary).

  With the development of the V/Series product architecture and the release of the V/5 E-Business Platform we have also invested significantly in adapting our products to comply with emerging Internet architecture standards -- specifically the Java 2 Enterprise Edition (J2BE) standard and with Microsoft's Windows DNA 2000 architecture. Our efforts in these directions enable our customers to leverage JSP and ASP programming models, COM and EJB as integration models, as well as the services provided by compliant application servers in each respective architectural standard.

Tools

  Production Center. Production Center provides an environment for team-based project and content management by centralizing the elements of content application development and deployment. This tool allows authors, editors, designers, developers and business managers to work collaboratively. With Production Center, each type of user involved in content development and deployment is dedicated a different area of the desktop application.

  Business Center. Business Center enables business managers to analyze and report on visitor demographic and behavior data collected by StoryServer 4. This tool allows business managers to gain an in-depth understanding of the needs and preferences of their Web site visitors and customers. With this knowledge, managers can improve the design of and visitor interaction with the Web site, thereby increasing conversion rates and revenues.

  Development Center. Development Center is a visual environment for building Internet applications. Development Center is designed to reduce the time to deploy e-Business applications by simplifying programming and permitting a wider range of users to develop e-Business applications.

Vignette Professional Services

  The Vignette Professional Services, or VPS, organization is integral to our ability to provide our clients with an innovative and comprehensive e-Business solution. VPS has over 200 staff years of combined software project management experience. VPS helps clients plan, design and rapidly implement successful Internet businesses with innovative e-Business applications. VPS focuses its consulting services on influencing the client's ability to understand and build online relationships with their customers. The goals of the VPS organization are to mitigate client implementation risks, improve the time to market and integrity of the solution and provide competitive advantages to and share best practices with client project teams. We charge for our services on either a time and materials basis or on a fixed fee basis, and provide our services through our VPS practices in San Francisco, California; Austin, Texas; Boston, Massachusetts; New York, New York; Chicago, Illinois; Atlanta, Georgia; Bellevue, Washington; Denver, Colorado; London, England; Hamburg, Germany; Singapore; and Sydney, Australia.

  We currently offer our customers a broad spectrum of services across the design, implementation and ongoing support stages of an e-Business solution deployment including the following:

  .  strategic business consultation;

  .  needs analysis;

  .  architectural analysis and performance planning;

  .  project management;

  .  technical site design;

  .  development and deployment;

  .  software integration; and

  .  client education and training.

  In the design stage, VPS provides a variety of services that help ensure that the client and VPS understand the client's business objectives and determine the technical requirements of the e-Business solution implementation. In the implementation stage, we utilize our Site Development Methodology to ensure that the project is well managed. At this stage, VPS's extensive experience with Web site design reduces technical project risk and ensures proper integration of any third-party software. Finally, VPS offers comprehensive basic and advanced education and training to enable a client's internal team to seamlessly assume control over ongoing support of the Web site.

  The following graphic depicts the services that we provide during the three stages of a system deployment:

                             [GRAPHIC APPEARS HERE]

  We have established complementary relationships with several service partners including Agency.com, Andersen Consulting, Cambridge Technology Partners, CSC Consulting, debis Systemhaus, IBM, KPMG, Oracle, Perficient,
PricewaterhouseCoopers, Sapient, Scient, Viant Corporation and Web Connections, as well as a number of leading graphic design firms and other business integrators. These partners provide VPS with a substantial network of expertise, as well as the ability to lead large and complex projects and deliver a complete solution.

Clients

  To date, we have licensed versions of our products to over 515 clients. Our clients represent a broad spectrum of enterprises within diverse sectors, including financial services, health, education and government, media, retail, services, technology, telecommunications and entertainment.

  The following is a partial list of our clients that have purchased licenses and/or services from us and that we believe are representative of our overall client base.

Financial Services                     Manufacturing
Allianz                                Otis Elevator Company
American Express                       Volkswagon of America, Inc.

Autoloan.com, Inc.                     Media
Bank One                               Bertelsmann
Baan                                   BET.com LCC
Ceridian                               The Bureau of National Affairs
Charles Schwab and Company             CBS Broadcasting
Chase Manhattan Bank                   CBS Sportsline
CheckFree                              Chicago Tribune
Citicorp                               City Online BV
Credit Suisse                          CNET
Dain Rauscher                          Deseret News Publishing
Egg Financial Services                 Direct Medical Knowledge
Fidelity Investments                   E! Online
First Chicago                          EHow, Inc.
First Union National                   Electronic Newsstand
Interactive Investor International     Entreprenuer Online
Massachusetts Mutual Life Insurance Company
                                       Encyclopaedia Britannica
Merrill Lynch                          The E.W. Scripps, Co.
Michigan National Bank                 The Guardian
Morningstar                            The Houston Chronicle
The Mutual Life Insurance Company of New York
                                       IDG Corporation
NASD                                   The Industry Standard
New York Life Insurance Company        iVillage, Inc.
PaineWebber                            La Republica
PeoplesBank                            Lycos
Postbank                               Mecklermedia Corporation
PricewaterhouseCoopers                 On Health Networks
RBC Dominion (Royal Bank of Canada)    Orlando Sentinel
Salomon Smith Barney                   Playboy Enterprises
TheStreet.com                          Que Pasa.com
Zacks

                                       Road Runner Group
Health, Education, and Government      R.R. Donnelley & Sons
American Medical Association           The Seattle Times
Asymetrix                              Simon & Schuster
City of San Carlos                     Sitestuff.com
Columbia University                    Spiegel Online
The Family Education Co.               StarMedia Network
HealthPartners, Inc.                   Time Inc. New Media
Kaplan Education Centers               Tribune Media Services
Lifescape.com                          World Media Online
National Cancer Institute              Ziff Davis Publishing
United Healthcare Services             ZineZone.com
USDA Graduate School

Retail                                 Headland Digital Media
Amway Corporation                      Hewlett-Packard
Beyond.com                             I3S
Bookcraft                              Ingram Micro, Inc.
Brain.com                              Juniper Networks
BuyDirect, Inc.                        Motorola
Checkout.com                           National Semiconductor
Holiday Channel Santa.com              Promega Corp.
Inc.com                                Sabre Technology
Lands' End                             Sales Logix
Living.com                             Seagate Technology
Oakley                                 Siebel Systems
Stationary Office                      Siemens Business Communication Systems
Webvan Group, Inc.                     Sun Microsystems
Wherehouse Entertainment               Sybase
Whole Foods

                                       Tektronix, Inc.
Services                               Tpuppy.com
American Business Information          Vantive
Atevo                                  WebMethods, Inc.
                                       Xircom

Browning-Ferris Services
Daimler Chrysler                       Telecommunications
Deutsche Post                          Ameritech
DHL Worldwide Express                  AT&T
EDS                                    British Telecom
FedEx                                  Cincinnati Bell Directory
Forrester Research                     Interpath
Hoover's                               Nokia
Intelliquest                           Sonera
Lufthansa Executive Network            Sprint Corp.
PECO Energy                            Southwestern Bell Mobile
Preview Travel                         Telstra
Shell                                  US West

The Trip.com                           Travel
Volvo

                                       United Airlines, Inc.

Technology                             Entertainment
Advanced Micro Devices                 Cablevision (CSC Holdings)
Bay Networks                           Children's Television Network
Cendant Software Online Services       Hollywood Online
Compaq Computer Corporation            LAUNCH Media
Emprise Corporation                    Turner Entertainment Group
Excite, Inc.

Case Studies

  The following case studies illustrate the issues faced by three representative clients in deploying e-Business applications, and the benefits derived from developing and deploying these applications using StoryServer.

 Online Travel Services Company

  A highly successful online travel services company selling an increasingly commoditized product faced intense competition from two large online competitors. The firm elected to focus its business on vacation travelers who make highly considered purchases and need value-added travel planning assistance before making purchasing decisions. To increase its revenue targets and customer conversion rates, the firm needed an e-Business solution that delivered interactive travel planning assistance to facilitate vacation purchases through its Web site. Such a system would have to handle a multi-million member customer base and support tens of thousands of personalized visitor sessions each day. In addition, to meet the firm's application goals, the system also would have to automatically integrate a series of travel-related resources licensed and syndicated from other Web sites, and integrate this content within the firm's travel planning application. An internally built system would have been too expensive, and most packaged solutions did not provide an application architecture that would accommodate the necessary content flexibility or deliver adequate system performance.

  The travel services firm deployed Vignette's platform and worked with VPS to launch a major new version of their Web site in less than six months. The firm was first to market with a Web-based vacation travel planning service that integrated syndicated travel guide content and delivered it as an integral part of their e-Business applications. The firm was immediately able to process significantly more visitor sessions because Web server utilization dropped from 90% to 10%. By reducing Web server utilization, the firm was able to delay significant planned hardware expenditures. The Vignette platform also enabled the firm to reduce its time to deployment for new versions of the travel planning application, creating significant advantages over its online competitors. The firm's marketing staff is now considering additional syndication arrangements to further increase the customer value of the travel planning application. Vignette provided the company with an e-Business solution that significantly increased its customer conversion rates.

 Financial Services Company

  A major retail banking company planned an extensive Internet banking initiative in which the Internet would become a primary business channel for its retail customers. The bank's existing Web site was a simple system that allowed customers to check account balances and read information about its banking products. The bank needed to position the new version of its Web site as a daily financial gateway that would assist customers with loan selection, college planning, house purchases and managing personal stock portfolios. The problem was that the bank's existing Web systems were designed as either a means of delivering simple brochure content, or as Web-enabled front ends on top of its proprietary transaction systems. Neither of these systems by themselves could create an integrated advisory experience that would reasonably engage clients on a daily basis and allow the bank to better retain customers. The bank's new Web-based business required an Internet application platform that could deliver a set of highly interactive, content-rich applications to a large, diverse population of customers, and be managed on a real-time basis by the bank's marketing managers. The bank knew that its competitors were working on a similar project, and that time to market was critical in order to increase market share and establish itself as an Internet banking leader.

  The bank selected our products as the strategic technology platform for the future of its relationship-based banking business on the Web. By engaging VPS, the bank was able to meet its application functional requirements and launch dates, going online within months of its investment in the Vignette solution. The bank's new Web site delivers a broad personal banking experience, offering planning tools for products and services ranging from money management to auto loans to insurance, as well as an individual investor portfolio management system. In addition, the Web site delivers a news and research section that syndicates daily investor information from the Dow Jones news service. The success of this venture recently resulted in the bank's new parent deciding to invest in another deployment of Vignette's platform for its next generation retail banking Web site due to be launched early next year.

 Worldwide Provider of News and Information

  A major news and information publishing company planned on entering the online regional communities business to compete with CitySearch and Microsoft's (now CitySearch's) Sidewalk. The company's business plan called for a major regional Web site accompanied by up to 250 local community Web sites targeted to reach the local online communities. Existing technologies made delivering multiple online communities cost-prohibitive because the cost of producing and managing each new Web site outweighed the revenue potential. The company needed a platform that would enable it to rapidly and cost-effectively deliver new online services across dozens of regional Web sites, target local businesses as advertisers and let local community leaders as well as staff editors produce editorial content while controlling the overall production of each property at a central location. Likewise, the development team needed a highly scalable application architecture that would allow new online properties to be designed and deployed using reusable applications and content yet allow each online community Web site to uniquely interact with its visitors on topics of local interest.

  The client chose us because our platform offered a complete end-to-end solution for hosting multiple Web sites from a single environment and content base, and automating content management so that the control over the production of each property was centralized. Using Vignette's products, the company was able to build a broad base of advertising slots and maximize the revenue potential of each Web site without the expense of running each property individually. The production team now produces enhanced application functionality from a central location for the various Web sites. At the same time, community leaders retain control over their own presentation, navigation and content. As a result, the company has been able to increase its market share position for interactive community Web sites in its regions. It has rapidly deployed dozens of local properties, and established a fixed-cost business model that limits the growth in developer, producer and editor headcount required to support the opportunity.

Technology

  We believe our advanced technology enables our clients, partners and consultants to build, deliver and manage enterprise-class e-Business applications in less time, at lower cost and with better business results than existing alternatives.

Product Architecture

  We believe that we have developed a unique architecture for meeting the technical demands of applications designed for e-Business. By emphasizing an application architecture based on content management, a lifecycle personalization model that effectively accommodates both Web customer acquisition and retention, and a patented design for scalable and high-performance Web page delivery, our solution provides an efficient architecture for clients to build and deploy scalable e-Business applications quickly and cost-effectively. We believe that this architecture also provides a strong foundation on which we can develop future products.

  V/5 Content Management Server. We have developed proprietary content management technology designed to manage the high volume of dynamic interactions that occur between many concurrent Web site visitors and the relationship management application. The content management system provides three key functions:

  . Content Abstraction Services. Allow application developers to build and deploy applications that can access and manage any type of content, such as relational data, flat files, or XML (Extensible Markup Language) data through a single Application Programming Interface, or API, model. This simplifies application development and significantly reduces time-to-deployment by uncoupling decisions about storage repositories and data formats from application logic and protects existing database repository investments. Our Development Center tool, a visual data modeling and drag-and-drop application builder tool, takes further advantage of these content abstraction services.

  . Automated Asset Management. Provides a broad set of functionality for managing and automating most tasks associated with managing content assets, including production team access control, asset-specific workflow, version control, launch and expiration scheduling, and visual project management.

  . Content Components. Greatly enhance the template-based approach to Internet application development. Components allow Internet applications to be built and operated in an object-oriented fashion, with components serving as the building blocks for dynamic assembly and adaptive navigation. Unlike other products that require complex programming to support interactivity, StoryServer 4 provides native support for interactive content components. This approach eliminates the problem of inflexible application structures associated with existing template-based dynamic architectures.

  V/5 Lifecycle Personalization Server. Our Lifecycle Personalization Server is designed to help clients substantially increase their conversion rates and increase the lifetime value of the typical online customer by managing relationships through their complete lifecycle. These services, which are described below, enable clients to personalize Web experiences by adapting the site's presentation, navigation and content based on implicitly observed behavior and explicitly stated preferences as the relationship evolves over a number of interactions from anonymous visitor to well-known customer. We believe that our approach requires less time and effort to deploy and maintain, and requires substantially less investment in Web server hardware than competing alternatives.

  Our Lifecycle Personalization Server consists of five primary components, which when utilized in combination with V/5 Content Management Server enables clients and partners to develop applications that are effective for both online customer acquisition and customer retention.

  . Presentation Agent for System Targeting. Automatically adapts the application's presentation to accommodate a new, anonymous visitor's environment to present content that is suited to the visitor's browser capabilities, operating system, and local language.

  . Matching Agent for Behavior Targeting. As a new visitor becomes familiar with the site, the Matching Agent uses observations about a visitor's behavior on the Web site to infer the visitor's interest and to adapt navigation and content to observed affinities. With the Matching Agent, businesses can implement targeted merchandising over the Web without requiring visitors to explicitly divulge information about themselves.

  . Recommendation Agent for Needs Targeting. The Recommendation Agent is utilized when visitors become sufficiently familiar with the site to facilitate targeted suggestions. The Recommendation Agent recommends content to a visitor that others with similar tastes found interesting.

  . Personal Pages for Customization. Useful at the well-known stage, the site can offer the capability for visitors to define personal pages that are explicitly tailored to their needs each time they return to the site.

  . Open Profiling Services. Open Profiling Services manage and populate a centralized repository of visitor profile and content information. This feature provides a visitor registry for storing visitor information, a content catalog for creating taxonomy of content on the Web site for use in personalization, and an Observation Manager that observes, tracks and records visitor behavior and preferences without impacting site performance.

  V/5 Syndication Server. The Vignette V/5 Syndication Server utilizes a proprietary set of technologies that allows customers to build online reseller channels through affiliate Web sites. V/5 Syndication Server allows the creation of these channels by using a logical set of content, or packages, business rules for governing affiliate relationships, or subscriptions, and automated remote management services for managing content within affiliate Web sites. These proprietary services have been based on the emerging Information and Content Exchange, or ICE, specification standard for content syndication, which is an XML-based specification being jointly developed by us and over seventy other companies including Microsoft, Sun Microsystems and Adobe. None of the companies involved in the development of the ICE specification have any proprietary rights with respect to the technology. Although we have no obligation, as the initial member of the authoring group, to continue developing ICE for the World Wide Web Consortium, or W3C, it is our intention to continue to assist in the development and use of the ICE protocol. We believe that by fostering the creation and adoption of an open standard for content syndication, and being the first company to provide proprietary value-added services in the delivery of a product that embodies these concepts, we will be able to quickly establish technology leadership in this arena.

  V/5 Communication Server. Vignette V/5 Communication Server is designed to extend the Web beyond the Web site. It will enhance e-Business applications with the ability to automatically reach out to the customer via wireless web, e-mail, 2-way pager, and other communication media. An open architecture allows dynamic integration of new communication options, such as instant messaging systems and palmtop organizers. Customer interaction can be tailored by customer preferences and by organizational policies. Communication initiated by the server, as well as responses by the customer, can be monitored and tracked. V/5 Communication Server originated from technology obtained through the acquisition of Diffusion.

  V/5 Relationship Marketing Server. The Vignette V/5 Relationship Marketing Server utilizes a number of proprietary technologies to deliver complete closed-loop e-marketing capabilities. These capabilities consist of
1) measurement and analysis of customer interactions across multiple business touchpoints; 2) segmentation of customers and web site visitors into relevant groups for purposes of analysis and targeted communications; and 3) campaign management to enable automated delivery of highly targeted communications across a variety of digital channels. The result is that communications with customers become more effective at achieving business objectives, such as delivery of timely and relevant information, larger and more frequent online purchases, and increased customer loyalty. The first two capabilities above-- measurement/analysis and segmentation--were obtained through the acquisition of DataSage. Segmentation algorithms incorporated into the V/5 Relationship Marketing Server include Kmeans, leader clustering, Kohonen neural networks, top-down hierarchical clustering, and cellular clustering (proprietary). Classification and estimation algorithms include C4.5 decision tree, RegressionTree, linear/polynomial regression, nearest neighbor classification, backpropagation neural networks, and CirrusNet (proprietary).

Scalability and Performance

  We believe that one of our key technological strengths is the Vignette V/5 E-Business Platform's ability to deliver industry-leading Web page delivery performance and scalability while running on low-cost Web server hardware. Internet applications that are built with competing products that dynamically generate Web pages can be significantly slower (depending on the server configuration) than first generation static Web sites. This degrades the overall Web site experience for the site visitor, lowers the visitor's interest in returning to the Web site, reduces the client's ability to handle large visitor traffic volumes, and creates a requirement for the client to significantly increase Web server capital equipment expenditures.

  The V/5 Platform's ability to deliver unique performance characteristics is achieved using three techniques:

  . A patented caching mechanism is integrated with the product's content component architecture and allows applications to deliver dynamically generated and personalized Web pages at speeds nearly equivalent to the performance of static Web page delivery.

  . Integration of this patented caching mechanism with our personalization technologies, so highly personalized Web pages can be delivered without the cost and real-time delay of significant transactional computation required by other solutions attempting to offer personalization capabilities.

  . The ability to distribute server-side application components of the platform product across multiple physical Web servers allows high-end sites to scale up performance and gain increased system availability as a result.

Adherence to Industry Standards

  We have invested significant resources in developing our architecture to comply with widely accepted commercial software industry standards for building large scale Internet applications. Our products use SQL (Structured Query Language) for accessing RDBMSs (Relational Database Management Systems), HTTP (Hypertext Transfer Protocol) for Internet access, NSAPI (Netscape Application Programming Interface) for access to Netscape's Internet servers, ISAPI (Information Server Application Programming Interface) for access to Microsoft's Internet servers, and XML for representing and processing content. Adherence to these industry standards provides compatibility with existing applications, enables ease of modification and reduces the need for software to be rewritten, thus protecting the client's investment. Furthermore, our products can be operated in conjunction with RDBMSs provided by Oracle, IBM, Microsoft or Sybase, utilizing their native, high-performance interfaces. With the development of the V/Series product architecture and the release of the V/5 E-Business Platform we have also invested significantly in adapting our products to comply with emerging Internet architecture standards--specifically the Java 2 Enterprise Edition (J2EE) standard and with Microsoft's Windows DNA 2000 architecture. Our efforts in these directions enable our customers to leverage ASP and JSP programming models, COM and EJB as integration models, as well as the services provided by compliant application servers in each respective architectural standard.

  We have focused our investments in particular on developing our architecture to comply with XML, a recently approved standard for data representation being adopted by the industry. Software systems that are XML-compliant provide customers with the ability to reduce application development time, easily integrate with legacy enterprise systems, and build applications that span the business processes of the company, its suppliers, distributors and customers. We believe that our rapid adoption of XML and our leadership position in building applications based on XML will allow us to further our technology leadership as this standard becomes the de facto data representation model for enterprise applications delivery. Specifically, we first introduced XML services in the 3.2 release of StoryServer and built our Vignette Syndication Server on top of an XML-based protocol known as ICE. We continue to invest in XML technologies and participate as a member of the W3C standards committee, with representation on the W3C Advisory Committee.

  We develop most of our software in Java or C++, two widely accepted standard programming languages for developing object-oriented applications. We choose whichever language is best suited to the requirements of a particular component.

Research and Development

  We have made substantial investments in research and development through both internal development and technology acquisitions. Although we plan to continue to evaluate externally developed technologies for integration into our product lines, we expect that most enhancements to existing and new products will be developed internally.

  The majority of our research and development activity has been directed towards feature extensions to our family of products. This development consists primarily of adding new competitive product features and additional tools and products as we expand into new markets.

  Our research and development expenditures, including the write-off of acquired in-process research and development, for fiscal 1997, 1998 and 1999 were approximately $2.9 million, $7.0 million and $16.4 million, respectively. We expect that we will continue to commit significant resources to research and development in the future. All research and development expenses have been expensed as incurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. See "Risk Factors--Risks Related to Our Business--If We are Unable to Meet the Rapid Changes in e-Business Applications Technology Our Existing Products Could Become Obsolete."

Sales and Marketing

  We market our products primarily through our direct sales force and also intend to expand our indirect sales through additional relationships with systems integrators, VARs and OEMs. We generate leads from a variety of sources, including businesses seeking partners to develop interactive marketing and selling applications. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. As of December 31, 1999, the direct sales force consisted of 166 sales executives and support personnel.

  We seek to establish partnerships with major industry vendors that will add value to our products and expand distribution opportunities. We also pursue marketing agreements with premier content authoring vendors, site usage analysis vendors and vertically aligned Web server vendors.

  We use a variety of marketing programs to build market awareness of us, our brand name and our products, as well as to attract potential clients for our products. A broad mix of programs are used to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements and Web site marketing. Our marketing organization also produces marketing materials in support of sales to prospective clients that include brochures, data sheets, white papers, presentations and demonstrations.

Strategic Alliances

  A critical element of our sales strategy is to establish strategic alliances to assist us in marketing, selling and developing customer applications, as well as to increase product interoperability within the industry. This approach is intended to increase the number of personnel available to perform application design and development services for our clients and provide additional marketing expertise and technical expertise in certain vertical industry segments. These alliances fall into four categories: (a) the Information & Content Exchange alliance, (b) platform alliances, (c) e-commerce and technology alliances and (d) design alliances.

  Information and Content Exchange Alliance. To facilitate the adoption of Web-based content syndication technologies in the marketplace, we co-founded the ICE working group to create an industry-standard protocol for enabling cross-Website syndication capabilities. In January 1998, we formed the ICE Authoring Group comprising 12 additional companies: Adobe, CNET, Firefly, Hollinger International, Microsoft, National Semiconductor, Net Perceptions, News Internet Services, Preview Travel, Sun Microsystems (JavaSoft), Tribune Media Services and Ziff Davis. In support of this protocol creation, we have also co-founded the ICE Advisory Council comprising over 70 companies that provide input and feedback to the Authoring Group during the creation of the protocol.

  Customer Profile Exchange Alliance. In September of 1999 Vignette founded the CPExchange working group to create a standard for customer information across enterprise applications. CPExchange offers a vendor-neutral, open standard for facilitating the privacy-enabled interchange of customer information across disparate enterprise applications and systems. The CPExchange standard integrates online and offline customer data in an XML-based data model for use within various enterprise applications both on and off the Web. Chaired by Siebel Systems, CPExchange now counts among its 70+ members companies such as IBM, Oracle, Intuit, Acxiom, Lucent Technologies and Sun/Netscape.

  Platform Alliances. To ensure that our products are based on industry standards and take advantage of current and emerging technologies, we emphasize strategic platform alliances. The benefits of this approach include enabling us to focus on our core competencies, reducing time to market and simplifying the task of designing and developing applications by both our customers and us. Key strategic platform alliances to date have included strategic relationships with IBM, provider of industry-leading e-Business software; Sun Microsystems, developer of the Java language; Oracle and Sybase, providers of industry-standard relational databases; and Hewlett-Packard, a leading Internet server hardware manufacturer.

  e-Commerce and Technology Alliances. To assure that our products are compatible with the latest e-commerce and technology trends, we have formed alliances with many of the leading companies serving the Web. We exchange marketing and sales information, sales leads, and technology integration practices with our partners. Our e-commerce and technology alliance categories include: e-commerce transactions; ad management; site traffic management; multi-lingual site support and translations; personalization; operations management; security; information architecture and navigation; high value content loading and maintenance and building online communities. Representative alliance partners include Vitessa for e-commerce transactions, BizRate.com for consumer reporting and iSyndicate for Web content syndication.

  Design Alliances. Our prospective customers often retain the services of Web design firms. These companies' primary business is to provide design services rather than software resale. However, many are regarded as thought leaders in the field and have influence over technology choices for the customer. We have established relationships with 36 of these design firms.

  Our strategy is to establish additional alliances as new technologies and standards emerge, although no assurance can be given that we will be successful in establishing such alliances.

Competition

  The market for our products is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. We have three primary sources of competition: in-house development efforts by potential clients or partners; other vendors of software that directly address e-Business solutions, such as BroadVision; and developers of point solution software that address only certain technology components of e-Business solutions (e.g., content management), such as Interwoven.

  Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have wider name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

  Such competition could materially and adversely affect our ability to obtain revenues from either license or service fees from new or existing customers on terms favorable to us. Further, competitive pressures may require us to reduce the price of our software. In either case, our business, operating results and financial condition would be materially and adversely affected. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and operating results. See "Risk Factors--Risks Related to Our Business--We Face Intense Competition for e-Business Applications Software Which Could Make it Difficult to Acquire and Retain Clients Now and in the Future."

Proprietary Rights and Licensing

  Our success and ability to compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently own two patents and have two patent applications pending in the United States. We have one registered trademark in the United States, seven pending trademark applications in the United States, six registered trademarks in foreign countries, and 38 pending trademark applications in foreign countries. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or "shrinkwrap" agreements, which impose certain restrictions on the licensee's ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and while we are unable to determine the extent to which piracy of our software exists, software piracy can be expected to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. However, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could have a material adverse effect on our business, operating results and financial condition.

  To date, we have not been notified that our products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that developers of Web-based commerce software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. See "Risk Factors--Risks Related to Our Business--Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property From Infringement or a Claim of Infringement."

  We integrate third-party software into our products. This third-party software may not continue to be available on commercially reasonable terms. We license RSA BSAFE software under a perpetual license agreement for security functionality in our StoryServer software. We license software from Net Perceptions for certain personalization functionality in our StoryServer software. We license the Autonomy KnowledgeBuilder product for the development of certain concept and keyword search functionality. The agreement expires in October 2001, but it is renewed automatically for successive one-year terms unless one party gives six months notice prior to the renewal date. We license the Vitessa Internet Product Code and related technology for product identification and related functions in an e-commerce environment. The agreement continues in force indefinitely, but may be terminated for any reason upon 90 days notice, provided such termination may not occur before October 2002. In addition, we license RogueWave Software to provide embedded low-level C++ utility functions in its software under a perpetual license agreement accompanied by annual maintenance renewals. If we cannot maintain licenses to this third-party software, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

Employees

  As of December 31, 1999, we had a total of 757 employees. Of the total employees, 187 were in engineering, 243 in sales and marketing, 246 in professional services and 81 in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

  In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating our business and us.

Risks Related to Our Business

 We Expect to Incur Future Losses

  We incurred net losses of $3.6 million for the year ended December 31, 1996, $7.5 million for the year ended December 31, 1997, $26.2 million for the year ended December 31, 1998, and $42.5 million for the year ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $79.8 million. We have not achieved profitability and we expect to incur net losses for the foreseeable future. To date, we have primarily funded our operations from the sale of equity securities and have not generated cash from operations. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown significantly in recent quarters, we cannot be certain that we can sustain these growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

 Our Limited Operating History Makes Financial Forecasting Difficult

  We were founded in December 1995 and thus have a limited operating history. As a result of our limited operating history, we cannot forecast operating expenses based on our historical results. Accordingly, we base our expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than we had projected. Our ability to forecast accurately our quarterly revenue is limited because our software products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur. We would expect our business, operating results and financial condition to be materially adversely affected if our revenues do not meet our projections and that net losses in a given quarter would be even greater than expected.

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

 Our Quarterly Results Often Depend on a Small Number of Large Orders

  We derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. Although we do not believe that the loss of any particular customer would have an adverse effect on our business, our operating results could be materially adversely affected if we were unable to complete one or more substantial license sales in any future period. For example, in five of the last twelve quarters in the period ended December 31, 1999, we had at least one customer that accounted for at least 10% of total revenue in such quarter.

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

 We May Be Unable to Adequately Develop A Profitable Professional Services Organization Which Could Affect Both Our Operating Results and Our Ability to Assist Our Clients with the Implementation of Our

Products.

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

  .  Foreign currency exchange rate fluctuations; and

  .  Political and economic instability.

  We received 15% of our total revenue in the year ended December 31, 1999, respectively, through licenses and services sold to clients located outside of the United States. We expect international revenue to account for a significant percentage of total revenue in the future and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

 We Must Successfully Integrate Our Recent Acquisitions of Diffusion, Inc., Engine 5, Ltd. and DataSage, Inc.

  We acquired Diffusion, Inc., Engine 5, Ltd. and DataSage, Inc. on June 30, 1999, January 18, 2000 and February 15, 2000, respectively. Our failure to successfully address the risks associated with our acquisitions of these companies could have a material adverse affect on our ability to develop and market products based on their respective technologies. In particular, we are developing integrated products and, accordingly, are devoting significant resources to product development, sales and marketing. The success of these acquisitions will depend on our ability to:

  .  Successfully integrate and manage their operations;

  .  Retain their key employees; and

  .  Develop and market products based on the acquired technology.

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

  We are exposed to the risk that the Year 2000 Issue could disrupt our operations. However, as discussed in prior filings, we undertook certain planning and implementation efforts. We did not experience any significant system failures at the turning of the new millennium. We presently believe that the Year 2000 Issue has been mitigated. The amounts incurred and expensed for developing and carrying out the plans to complete the Year 2000 modifications did not have a material effect on our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Update."

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

 We May Be Unable to Meet Our Future Capital Requirements

  We expect the cash on hand, cash equivalents and commercial credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months. After that time, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

ITEM 2. PROPERTIES

  Our headquarters are currently located in a leased facility in Austin, Texas, consisting of approximately 97,000 square feet under a five-year lease with expansion options. We have also leased offices in Alexandria, Virginia; Atlanta, Georgia; Bellevue, Washington; Bethesda, Maryland; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Denver, Colorado; Fairfax, Virginia; Mountain View, California; Newport Beach, California; New York, New York; Oakbrook, Illinois; Redwood City, California; San Mateo, California; Valencia, California; Hamburg, Germany; London, England; Paris, France; Singapore; and Melbourne and Sydney, Australia.

ITEM 3. LEGAL PROCEEDINGS

  We are not a party to any material legal proceedings.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

  We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information regarding the executive officers and directors of Vignette as of December 31, 1999.

Name                      Age                     Position
----                      ---                     --------
Gregory A. Peters.......   39 Chief Executive Officer, President, and Director
William R. Daniel.......   44 Senior Vice President, Products
Joel G. Katz............   36 Chief Financial Officer and Secretary
Laurie Frick............   44 Senior Vice President, Marketing
Calvin B. Killen........   48 Senior Vice President, Engineering
Philip C. Powers........   41 Senior Vice President, Professional Services
Richard L. Schwartz.....   45 Vice President, Emerging Technology
Michael J. Vollman......   42 Senior Vice President, Sales and Services
Robert E. Davoli(2).....   51 Director
Joseph A. Marengi.......   46 Director
Steven G.
 Papermaster(1).........   41 Director
John D. Thornton(1)(2)..   34 Director

--------
(1) Member of Audit Committee
(2) Member of Compensation Committee

  Gregory A. Peters has served as our Chief Executive Officer and President and as a director since June 1998. From October 1997 to May 1998, Mr. Peters served as Chief Executive Officer and President of Logic Works, Inc., a software company. Mr. Peters joined Logic Works as Chief Financial Officer and Executive Vice President, Finance and Operations in August 1996 and served as Acting President and Chief Executive Officer from April 1997 to October 1997. From April 1994 to August 1996, Mr. Peters served as Chief Financial Officer, Treasurer and Senior Vice President, and from 1992 to March 1994, as Controller and Treasurer, at Micrografx, Inc., a Windows-based graphics software company. From 1990 to 1992, Mr. Peters held various financial positions at DSC Communications Corporation, a telecommunications company. Mr. Peters is a Certified Public Accountant and received his Bachelor of Arts degree in Business Administration from Rhodes College in Memphis, Tennessee.

  William R. Daniel has served as our Senior Vice President, Products since September 1999. From November 1998 to August 1999, he served as our Vice President, Business Development. From August 1995 to May 1998, Mr. Daniel served as President, Chief Operating Officer, and was a co-founder of Wallop Software, Inc., a provider of web application development and assembly solutions. From June 1988 until July 1995, he served as Chief Operating Officer and Senior Vice President with Datis Corporation (acquired by HCIA, Inc. in 1995), a healthcare information provider. Mr. Daniel received a Bachelor of Arts degree in Engineering Sciences with honors from Dartmouth College and a Masters of Business Administration degree in finance with honors from the Haas School of Business at the University of California, Berkeley.

  Joel G. Katz has served as our Chief Financial Officer and Secretary since April 1999. From December 1990 to April 1999, Mr. Katz served as Chief Financial Officer and Secretary of Harbinger Corporation, an e-commerce software and services company. From December 1985 to December 1990, Mr. Katz held various financial positions at Arthur Andersen, a professional services organization, where he was a certified public accountant. Mr. Katz received his Bachelor of Business Administration in Accounting with honors from the University of Georgia.

  Laurie Frick has served as our Senior Vice President, Marketing since December 1999. Before joining Vignette, Ms. Frick most recently served as Vice President and General Manager for Compaq's Internet Services and eTronics Division. She also held positions as Vice President and General Manager, Consumer Peripherals Division and as Vice President and General Manager of Compaq's Consumer Emerging Markets Division. Prior to joining Compaq in 1995, Ms. Frick held several sales and marketing management positions during her 13-year tenure at the Hewlett-Packard Company. Ms. Frick earned a Masters of Business Administration from the University of Southern California and a Bachelor of Arts degree in marketing from California State University.

  Calvin B. Killen has served as our Senior Vice President, Engineering since August 1999. From 1974 to August 1999, Mr. Killen held various positions at IBM. From 1992 to 1996 he was Director of AIX Development and from 1996 to 1999 he was Vice President of Development, Distribution and Industrial Sectors. Mr. Killen received a Bachelor of Science in Engineering and a Master of Science in Engineering from Purdue University.

  Philip C. Powers has served as our Senior Vice President, Professional Services since September 1999 and as our Vice President, Professional Services from August 1998 to September 1999. From February 1997 to August 1998 he served as Vice President, Worldwide Professional Services at Tivoli Systems, Inc., a client/server software company. From January 1981 to February 1997 he held several management roles at IBM which most recently included Director of Worldwide Channel Marketing for IBM's software group and Director of Worldwide Marketing, LAN systems for IBM's personal software products division. Mr. Powers received a Bachelor of Arts in Marketing and Business Management from the University of Dayton.

  Richard L. Schwartz has served as our Vice President, Emerging Technology since July 1999. From October 1995 to June 1999, Mr. Schwartz held several management roles, which most recently included Chairman and

Chief Technology Officer, at Diffusion, Inc., an Internet-based customer relationship management company acquired by Vignette. Prior to that, he was Senior Vice President and Chief Technology Officer of Borland, International. Mr. Schwartz is co-creator of the Paradox database application, and co-founder of Ansa Software, acquired by Borland International in 1987. He was a Senior Computer Scientist at SRI International prior to starting Ansa Software. Mr. Schwartz holds a Ph.D in Computer Science from the University of California, Los Angeles.

  Michael J. Vollman has served as our Senior Vice President, Sales and Services since September 1999, our Vice President, North American Sales and Professional Services from September 1998 to August 1999, and our Vice President, North American Operations from April 1998 to August 1998. Mr. Vollman joined Vignette in February 1998 as Vice President, Professional Services and served in that capacity until April 1998. From February 1997 to February 1998, Mr. Vollman served as Practice Director within the Central Region Consulting Business for Oracle Corporation, an enterprise database company. From June 1985 to February 1997, he served in various account leadership and business development roles for Electronic Data Systems, an information technology services company. He received a Bachelor of Science degree in Computer Science from Lawrence Technological University and a Master of Business Administration in Marketing from the University of Michigan.

  Robert E. Davoli has served as a director of Vignette since February 1996. Mr. Davoli has served as General Partner of Sigma Partners, a venture capital firm, since January 1995. He served as President and Chief Executive Officer of Epoch Systems, a client-server software company, from February 1993 to September 1994. From May 1986 through June 1992, Mr. Davoli was the President and Chief Executive Officer of SQL Solutions, a relational database management systems consulting and tools company that he founded and sold to Sybase, Inc. in January 1990. He is a director of ISS Group, Inc., a network security software company, which is publicly held, and he serves as a director of several privately held companies. Mr. Davoli received a Bachelor of Arts in History from Ricker College.

  Joseph A. Marengi has served as director of Vignette since July 1999. Mr. Marengi, who is a Senior Vice President with Dell Computer Corporation reporting to the Office of the Chief Executive Officer, is responsible for the Dell Americas units serving enterprise, large corporate and medium-sized business customers. Prior to joining Dell in July 1997, Mr. Marengi worked with Novell, Inc., most recently serving as President and Chief Operating Officer. He joined Novell in 1989, beginning as director of the Eastern region and moving through successive promotions to become executive vice president of worldwide sales and field operations. Mr. Marengi received a Bachelor of Arts in Public Administration from the University of Massachusetts, Boston, and a master's degree in Management from the University of Southern California.

  Steven G. Papermaster has served as a director of Vignette since September 1998. Mr. Papermaster has served as the Chairman of Powershift Group, a technology venture development group, since 1996. He is also Chairman of Perficient, Inc., a provider of professional services to Internet software companies, as well as a director of several privately held companies. Mr. Papermaster was the Founder, Chairman and Chief Executive Officer of BSG Corporation, a system integration company, from 1987 to 1996. Mr. Papermaster also founded Enterprise Technology Institute in 1990. He received his Bachelor of Arts in Finance from the University of Texas at Austin.

  John D. Thornton has served as a director of Vignette since February 1996. Mr. Thornton is a General Partner of Austin Ventures, a venture capital firm, where he has been employed since 1991. Mr. Thornton serves as a director of Garden.com, an e-commerce gardening company, MetaSolv Software, Inc., a telecommunications software company, and Mission Critical Software, an enterprise software company, as well as several privately held companies. He joined Austin Ventures from McKinsey & Co., where he served clients in the United States and Europe. He received a Bachelor of Arts with honors from Trinity University and a Master of Business Administration from the Stanford Graduate School of Business.

                                   PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock is traded on the Nasdaq National Market under the symbol "VIGN." Public trading of the common stock commenced on February 19, 1999. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq National Market, as adjusted for the two-for-one forward split of our common stock paid on December 1, 1999 but not adjusted for the three-for-one forward split of our common stock to be paid on April 14, 2000.

                                                                  High    Low
                                                                 ------- ------
   Year Ended December 31, 1999:
     First Quarter (from February 19, 1999)..................... $ 44.00 $19.91
     Second Quarter.............................................   52.56  21.31
     Third Quarter..............................................   45.25  26.19
     Fourth Quarter.............................................  163.75  44.63

  As of February 29, 2000, there were approximately 390 holders of record of our common stock.

  We have never declared or paid any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. Our lines of credit currently prohibit the payment of cash dividends.

  During the second quarter of the year ended December 31, 1999, we issued an aggregate of 393,271 shares of our common stock in exchange for the outstanding capital stock of Diffusion, Inc. The shares were issued pursuant to an exemption by reason of Section 3(a)(10) of the Securities Act of 1933. The terms and conditions of such issuances were approved after a hearing upon the fairness of such terms and conditions by a government authority expressly authorized by the law to grant such approval.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this Report on Form 10-K. Consolidated statement of operations data for the year ended December 31, 1996 include results of operations for the period from December 19, 1995, the date of our inception, through December 31, 1996. The consolidated statement of operations data for the years ended December 31, 1997, 1998 and 1999 and the consolidated balance sheet data at December 31, 1998 and 1999 are derived from audited consolidated financial statements included elsewhere in this Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 1996 and the consolidated balance sheet data at December 31, 1996 and 1997 are derived from audited consolidated financial statements not included in this Report on Form 10-K.

                                              Year ended December 31,
                                       -------------------------------------------
                                         1996      1997      1998     1999 (1)
                                       --------  --------  ---------  ------------
                                       (in thousands, except per share data)
Consolidated Statements of Operations
 Data:
Revenue:
  Product license....................  $    --   $  1,943  $   8,584  $  46,292
  Services...........................       --      1,081      7,621     42,893
                                       --------  --------  ---------  ---------
    Total revenue....................       --      3,024     16,205     89,185
Cost of revenue:
  Product license....................       --         37        964      3,306
  Services...........................       --      1,438      9,340     33,488
                                       --------  --------  ---------  ---------
    Total cost of revenue............       --      1,475     10,304     36,794
                                       --------  --------  ---------  ---------
Gross profit.........................       --      1,549      5,901     52,391
Operating expenses:
  Research and development...........       892     2,895      6,962     16,447
  Sales and marketing................       428     4,964     15,880     49,559
  General and administrative.........       503     1,333      4,864      9,494
  Purchased in-process research and
   development, acquisition-related,
   and other charges.................     1,865       --       2,089     15,641
  Amortization of deferred stock
   compensation......................       --        --       2,475      5,654
  Amortization of intangibles........       --        --         --       1,796
                                       --------  --------  ---------  ---------
    Total operating expenses.........     3,688     9,192     32,270     98,591
                                       --------  --------  ---------  ---------
Loss from operations.................    (3,688)   (7,643)   (26,369)   (46,200)
Other income, net....................        62       169        172      3,723
                                       --------  --------  ---------  ---------
Net loss.............................  $ (3,626) $ (7,474) $ (26,197) $ (42,477)
                                       ========  ========  =========  =========
Basic net loss per share.............  $  (2.88) $  (2.09) $   (4.60) $   (0.93)
                                       ========  ========  =========  =========
Shares used in computing basic net
 loss per share......................     1,260     3,576      5,698     45,751
Pro forma basic net loss per share...                                 $   (0.84)
                                                                      =========
Shares used in computing pro forma
 net loss per share..................                                    50,304

                                                 As of December 31,
                                          ------------------------------------
                                           1996     1997      1998    1999 (1)
                                          -------  -------  --------  --------
                                                   (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents................ $ 1,863  $ 6,865  $ 12,242  $391,332
Working capital..........................   1,583    4,255     3,757   375,211
Total assets.............................   2,229    8,499    22,781   514,730
Long-term debt and capital lease
 obligation, less current portion........     198      833       758       --
Redeemable convertible preferred stock...   3,458   13,458    36,258       --
Total stockholders' equity (deficit).....  (1,770)  (9,248)  (30,767)  437,059

--------
(1) Reflects the acquisition of Diffusion, Inc. on June 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements contained in this Report on Form 10-K that are not purely historical statements are forward looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-K to conform these statements to actual results. See "Risk Factors that May Affect Future Results," and the factors and risks discussed in our Registration Statement filed on Form S-1 on December 9, 1999 (File No. 333-91085) with the Securities and Exchange Commission.

Overview

  We are a leading global provider of e-Business application software products and services. Our e-Business solutions are designed to enable businesses to build successful and sustainable online businesses. Our e-Business solutions allow both traditional brick-and-mortar and startup dot-com businesses to create and manage Internet business channels that are designed to attract, engage and retain their customers, partners, and suppliers online. Using our solutions, our clients build e-Business applications which are focused on personalized and mass customized multiple touchpoints and communication channels. We were founded in December 1995. To date, we have developed and released several versions of our StoryServer product and have sold our products and services to 518 clients. We market and sell our products worldwide primarily through our direct sales force but also market through third party providers.

  We derive our revenue from the sale of software product licenses and from professional consulting, maintenance and support services. Product license revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. Services revenue consists of fees from professional services and from maintenance and telephone support. Professional services include integration of software, application development, training and software installation. We bill professional services fees either on a time-and-materials or on a fixed-price basis. We recognize professional services fees billed on a time-and-materials basis as the services are performed. We recognize professional services fees on fixed-price service arrangements on the completion of specific contractual milestone events, or based on an estimated percentage of completion as work progresses. We recognize estimated losses on fixed-priced service arrangements, if any, when it becomes apparent a loss is to be incurred. Our clients typically purchase maintenance agreements annually, and we price maintenance agreements based on a percentage of our current product list price. We price telephone support based on differing levels of support. Clients purchasing maintenance agreements receive unspecified product upgrades and electronic, Web-based technical support, while purchasers of support contracts receive additional telephone support. We recognize revenue from maintenance and support agreements ratably over the term of the agreement, typically one year. We record cash receipts from clients and billed amounts due from clients in excess of revenue recognized as deferred revenue. The timing and amount of cash receipts from clients can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period.

  Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, as well as personnel and other expenses related to providing professional services. Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred significant losses since inception and, as of December 31, 1999, we had an accumulated deficit of approximately $79.8 million. We believe our success depends on further increasing our client base and on growth in the emerging e-Business solutions market. Accordingly, we intend to continue to invest heavily in sales, marketing, professional services, research and development and in our operational and financial systems. Furthermore, we expect to continue to incur substantial operating losses, excluding amortization of intangibles and stock-based compensation, at least through the third quarter of 2000, and our expected increase in operating expenses will require significant increases in revenues before we become profitable.

  We had 757 full-time employees at December 31, 1999, up from 310 December 31, 1998. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. In addition, we expect that future expansion will continue to challenge our ability to hire, train, motivate, and manage our employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If our total revenue does not increase relative to our operating expenses, our management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or our management otherwise fails to manage our expansion effectively, there would be a material adverse effect on our business, operating results and financial condition.

  Effective June 30, 1999, we acquired Diffusion, Inc., a developer of multi-channel information delivery solutions, in exchange for 786,542 shares of Vignette common stock. The total cost of the acquisition, including transaction costs, was approximately $31.2 million. The acquisition was accounted for as a purchase business combination. Accordingly, the results of operations of Diffusion have been included with our results of operations for periods subsequent to the date of acquisition, and the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition. Upon the closing of the acquisition on June 30, 1999, we incurred a one-time charge totaling $15.2 million for the write-off of in-process research and development, acquisition-related expenses and integration costs.

Results of Operations

  The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in our consolidated statements of operations.

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1997      1998     1999
                                                   --------  --------  -------
Consolidated Statements of Operations Data:
Revenue:
  Product license.................................       64%       53%      52%
  Services........................................       36        47       48
                                                   --------  --------  -------
    Total revenue.................................      100       100      100
Cost of revenue:
  Product license.................................        1         6        4
  Services........................................       48        58       38
                                                   --------  --------  -------
    Total cost of revenue.........................       49        64       42
                                                   --------  --------  -------
Gross profit......................................       51        36       58
Operating expenses:
  Research and development........................       96        43       18
  Sales and marketing.............................      164        98       56
  General and administrative......................       44        30       11
  Purchased in-process research and development,
   acquisition-related, and other charges.........      --         13       18
  Amortization of deferred stock compensation.....      --         15        6
  Amortization of intangibles.....................      --        --         2
                                                   --------  --------  -------
    Total operating expenses......................      304       199      111
                                                   --------  --------  -------
Loss from operations..............................     (253)     (163)     (53)
Other income, net.................................        6         1        4
                                                   --------  --------  -------
Net loss..........................................    (247)%    (162)%    (49)%
                                                   ========  ========  =======

 Revenue

  Total revenue increased to $89.2 million in 1999 from $16.2 million in 1998 and from $3.0 million in 1997. This increase was attributable to an increase in our client base, which grew from 23 at the end of 1997 to 193 at the end of 1998 and to 518 at the end of 1999, an increase in the average deal size of new client orders and follow-on orders from existing clients. Although our total revenue has increased in recent periods, we cannot be certain that total revenue will grow in future periods or that it will grow at similar rates as in the past.

  Product License. Product license revenue increased to $46.3 million in 1999 from $8.6 million in 1998 and from $1.9 million in 1997, representing 52%, 53% and 64% of total revenue, respectively. The increase in product license revenue in absolute dollars was due to increases in the number of clients and the average deal size of new client orders resulting from growing market acceptance of our StoryServer product line over prior periods, as well as increased follow-on orders from existing clients. Product license revenue decreased as a percentage of total revenue in 1999 and 1998 due to the higher growth in services revenue during the same period.

  Services. Services revenue increased to $42.9 million in 1999 from $7.6 million in 1998 and from $1.1 million in 1997, representing 48%, 47% and 36% of total revenue, respectively. Services revenue from professional services fees continue to be the primary component of total services revenue, representing 39% of total revenues in 1999 as compared to 38% in 1998 and 31% in 1997. The increase in all types of services revenue was due primarily to an increase in the number of clients and the sale of product licenses, which generally include or lead to contracts to perform professional services and purchases of software maintenance and technical support service agreements.

  Services revenue increased as a percentage of total revenue in 1999 and 1998 due to the expansion of our services capabilities through the hiring of additional services personnel. We believe that growth in our product license sales depends on our ability to provide our clients with support, training, consulting and implementation services and educating third-party resellers on how to implement our products. As a result, we continued to expand our professional services organization throughout 1999 and intend to continue expanding our professional services organization for the foreseeable future. We do not believe that services revenue will continue to increase as a percentage of total revenue.

 Cost of Revenue

  Product License. Product license costs consist of expenses we incur to manufacture, package and distribute our products and related documentation and costs of licensing third-party software incorporated into our products. Product license costs increased to $3.3 million in 1999 from $964,000 in 1998 and from $37,000 in 1997, representing 7%, 11% and 2% of product license revenue, respectively. The increase in absolute dollars in each period and as a percentage of product license revenue in 1998 was principally a result of both product license sales growth and royalties paid to third party vendors for technology embedded in our product offerings. Product license costs decreased as a percentage of product license revenue in 1999 primarily because significant product license revenue growth outpaced increases in product license costs in addition to a higher average sales price in 1999 relative to 1998. We expect product license costs to increase in the future in absolute dollar terms due to additional clients licensing our products and the acquisition of OEM licenses to third party technology that we may choose to embed in our product offerings.

  Services. Services costs include salary expense and other related costs for our professional service, maintenance and customer support staffs, as well as third-party contractor expenses. Services costs increased to $33.5 million in 1999 from $9.3 million in 1998 and from $1.4 million in 1997, representing 78%, 123% and 133% of services revenue, respectively. The increase in absolute dollars resulted from rapidly expanding our services organization. The overall improvement in services gross profit margin reflects increased leverage from the productivity of support, training, consulting and implementation activities. We expect services costs to increase in the future in absolute dollars to the extent that services revenues increase. We expect services costs as a percentage of services revenue to decrease over time. Services costs as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

  Professional services-related costs increased to $31.5 million in 1999 from $8.8 million in 1998 and from $1.4 million in 1997, representing 92%, 143% and 144% of professional services-related revenue. To date, services costs related to professional services have exceeded, or have been substantially equal to, professional service-related revenue. Although we expect our professional service-related revenue will exceed professional service-related costs in future periods, we cannot be certain when this will occur. Maintenance and support-related costs increased to $2.0 million in 1999 from $510,000 in 1998 and from $84,000 in 1997, representing 23%, 35% and 60% of maintenance and support-related revenue, respectively.

 Operating Expenses

  Research and Development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased to $16.4 million in 1999 from $7.0 million in 1998 and from $2.9 million in 1997, representing 18%, 43% and 96% of total revenue, respectively. The increase in absolute dollars was due to the increase in engineering personnel and to the expansion of our product offerings. The decrease in research and development as a percentage of total revenue resulted primarily because significant revenue growth outpaced increases in research and development expenditures. We believe that continued investment in research and development is critical to maintaining a competitive advantage, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods. Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, most development costs have been expensed in the period incurred.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expenses increased to $49.6 million in 1999 from $15.9 million in 1998 and from $5.0 million in 1997, representing 56%, 98% and 164% of total revenue, respectively. Sales and marketing expenses increased in absolute dollars due to a significant increase in sales and marketing personnel, increased marketing program expenditures as well as higher commissions resulting from the absolute dollar growth in our bookings. The decrease in sales and marketing expenses as a percentage of total revenue resulted primarily because significant revenue growth outpaced increases in sales and marketing expenditures. We believe these expenses will continue to increase in absolute dollars in future periods as we expect to continue to expand our sales and marketing efforts to promote further growth. We also anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue from period to period as new sales personnel are hired and begin to achieve productivity and the timing of new product releases.

  During the fourth quarter of 1999, we amended our sales commission plan to more closely match the payment of sales commissions with the culmination of the earnings process and the receipt of cash from the customer. This amendment had the effect of reducing our commissions expense and net loss in the fourth quarter by $3.1 million, or $0.06 per share.

  General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and certain facilities-related expenses. General and administrative expenses increased to $9.5 million in 1999 from $4.9 million in 1998 and from $1.3 million in 1997, representing 11%, 30% and 44% of total revenue, respectively. The increase in absolute dollars for these periods was due to increased personnel and facility expenses necessary to support our expanding operations. General and administrative expenses decreased as a percentage of total revenue primarily because significant revenue growth outpaced increases in general and administrative expenditures. We believe general and administrative expenses will increase in absolute dollars as we expect to increase staffing and infrastructure expenses to support our continued growth.

  Purchased In-Process Research and Development, Acquisition-Related and Other Charges. In connection with our acquisition of Diffusion in June 1999, we incurred one-time acquisition costs and integration-related charges, which include costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the purchase price was allocated to in-process research and development based upon an independent third party appraisal and expensed upon the consummation of the transaction. These related charges totaled $15.6 million in 1999.

  Included in the acquired net assets of Diffusion was in-process research and development efforts related to the development of Diffusion Server 4.0. Diffusion Server 4.0 was expected to expand the delivery capabilities, user features and functionality of the existing Diffusion Server 3.0 multi-channel platform as well as add new components. We intend to re-work the acquired technology and integrate it with Vignette's products.

  A significant amount of uncertainty existed surrounding the successful development and completion of the research and development acquired, which was estimated to be 88% complete at the date of the acquisition. We were uncertain of our ability to complete the development of a new product within a timeframe acceptable to the market and ahead of competitors. Additionally, the amount of development required to enable the acquired in-process research and development to be compatible with StoryServer is significant. The results of the in-process research and development effort at the time of purchase had not progressed to a stage where they met technological feasibility as they lacked many key elements including standardized implementation capabilities and a scalable and extensible architecture.

  Values of $11.6 million were assigned to in-process research and development and $6.3 million to existing core technology based upon a modified discounted cash flow model. The cash flow projections for revenue were based on the projected incremental increase in revenue that was expected to be received from the completed acquired in-process research and development. Diffusion expected revenue to commence with its product's release in December 1999 and continue throughout its economic life of five years. Estimated operating expenses were deducted from estimated revenue to arrive at estimated pre-tax cash flows. Projected operating expenses included cost of goods sold, selling general and administrative expense, and research and development expense. Operating expenses were estimated as a percent of revenue based on Diffusion's historical results for the fiscal years ended December 31, 1996 to 1998. Projected results for the fiscal years ended December 31, 1999 to 2001 were also used in combination with past operating results and industry averages. Capital charges, or cash flow attributable to other assets such as working capital and assembled workforce, were deducted from pre-tax operating income to isolate the cash flow solely attributable to the in-process research and development. Income taxes were then deducted to arrive at after-tax cash flows. The after-tax cash flow projections were discounted using a risk-adjusted rate of return of 23%. In using the discounted model, the costs to complete the in-process technology were excluded from the research and development expense for 1999, and the percentage completion of the in-process research and development was reflected in each year's projected cash flow.

  During May 1998, we acquired from RandomNoise, Inc. certain in-process research and development effort, a developed product and an insignificant amount of equipment in exchange for $2.1 million, consisting of $100,000 in cash and 751,660 shares of our Series G Preferred Stock valued at $2.0 million. Substantially all of the purchase price was allocated to in-process research and development and expensed upon the consummation of the transaction. These related charges totaled $2.1 million in 1998.

  Amortization of Deferred Stock Compensation. We have recorded deferred compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $5.7 million, $2.5 million and $0 in 1999, 1998 and 1997, respectively.

  Amortization of Intangibles. In conjunction with our acquisition of Diffusion, effective June 30, 1999, the purchase price amounts allocated to acquired technology of $6.3 million and workforce of $900,000 are being amortized over a five-year period. The excess of cost over fair value of net assets acquired of $15.1 million is being amortized over a seven-year period.

 Other Income, Net

  Other income, net consists of interest income and expense and gain or loss on disposals of equipment. Other income, net increased to $3.7 million in 1999 from $172,000 in 1998 and from $169,000 in 1997. The significant increase in 1999 was due to interest income earned from cash balances on hand as a result of our secondary and initial public offerings in December 1999 and February 1999, respectively.

Quarterly Results

  The following tables set forth certain unaudited consolidated statements of operations data both in absolute dollars and as a percentage of total revenue for each of our last eight quarters. This data has been derived from unaudited condensed consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for a fair presentation of such information. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results for any future period.

                                                      Three Months Ended
                          -------------------------------------------------------------------------------------
                          March 31,  June 30,   Sept. 30,  Dec. 31,   March 31,  June 30,   Sept. 30,  Dec. 31,
                            1998       1998       1998       1998       1999       1999       1999       1999
                          ---------  --------   ---------  --------   ---------  --------   ---------  --------
                                              (in thousands, except percentages)
Consolidated Statements
 of Operations Data:
Revenue:
 Product license........   $ 1,293   $ 1,629     $ 2,230   $ 3,432     $ 4,623   $  7,575    $12,364   $21,730
 Services...............       958     1,293       2,108     3,262       4,509      7,298     11,874    19,212
                           -------   -------     -------   -------     -------   --------    -------   -------
 Total revenue..........     2,251     2,922       4,338     6,694       9,132     14,873     24,238    40,942
                           -------   -------     -------   -------     -------   --------    -------   -------
Cost of revenue:
 Product license........        25       219         266       454         419        734        777     1,376
 Services...............       850     1,867       2,862     3,761       4,469      5,765      9,734    13,520
                           -------   -------     -------   -------     -------   --------    -------   -------
 Total cost of revenue..       875     2,086       3,128     4,215       4,888      6,499     10,511    14,896
                           -------   -------     -------   -------     -------   --------    -------   -------
Gross profit............     1,376       836       1,210     2,479       4,244      8,374     13,727    26,046
                           -------   -------     -------   -------     -------   --------    -------   -------
Operating expenses:
 Research and
  development...........
 Sales and marketing....     1,112     1,867       1.861     2,122       2,725      2,992      4,514     6,216
 General and
  administrative........     1,677     3,324       4,397     6,482       6,553     10,027     12,239    20,740
 Purchased in-process
  research and
  development,
  acquisition-related,
  and other charges.....       698     1,134       1,619     1,413       1,611      1,738      2,637     3,508
 Amortization of
  deferred stock
  compensation..........       --      2,089         --        --          --      14,690        493       458
 Amortization of
  intangibles...........        16       499         352     1,608       1,669      1,288      1,161     1,536
 Total operating
  expenses..............       --        --          --        --          --         --         898       898
                           -------   -------     -------   -------     -------   --------    -------   -------
Loss from operations....     3,503     8,913       8,229    11,625      12,558     30,735     21,942    33,356
                           -------   -------     -------   -------     -------   --------    -------   -------
Other income, net.......    (2,127)   (8,077)     (7,019)   (9,146)     (8,314)   (22,361)    (8,215)   (7,310)
                                38        25         141       (32)        376        834        829     1,684
                           -------   -------     -------   -------     -------   --------    -------   -------
Net loss................   $(2,089)  $(8,052)    $(6,878)  $(9,178)    $(7,938)  $(21,527)   $(7,386)  $(5,626)
                           =======   =======     =======   =======     =======   ========    =======   =======
As a Percentage of Total
 Revenue:
Revenue:
 Product license........        58 %      56 %        51%       51%         51%        51%        51%       53%
 Services...............        42        44          49        49          49         49         49        47
                           -------   -------     -------   -------     -------   --------    -------   -------
 Total revenue..........       100       100         100       100         100        100        100       100
                           -------   -------     -------   -------     -------   --------    -------   -------
Cost of revenue:
 Product license........         1         7           6         7           5          5          3         3
 Services...............        38        64          66        56          49         39         40        33
                           -------   -------     -------   -------     -------   --------    -------   -------
 Total cost of revenue..        39        71          72        63          54         44         43        36
                           -------   -------     -------   -------     -------   --------    -------   -------
Gross profit............        61        29          28        37          46         56         57        64
                           -------   -------     -------   -------     -------   --------    -------   -------
Operating expenses:
 Research and
  development...........        49        64          43        31          30         20         19        15
 Sales and marketing....        75       114         102        97          71         67         50        51
 General and
  administrative........        31        39          37        21          18         11         11         9
 Purchased in-process
  research and
  development,
  acquisition-related,
  and other charges.....       --         71         --        --          --          99          2         1
 Amortization of
  deferred stock
  compensation..........         1        17           8        24          18          9          5         4
 Amortization of
  intangibles...........       --        --          --        --          --         --           4         2
                           -------   -------     -------   -------     -------   --------    -------   -------
 Total operating
  expenses..............       156       305         190       173         137        206         91        82
                           -------   -------     -------   -------     -------   --------    -------   -------
Loss from operations....       (95)     (276)       (162)     (136)        (91)      (150)       (34)      (18)
Other income, net.......         2         1           3        (1)          4          5          4         4
                           -------   -------     -------   -------     -------   --------    -------   -------
Net loss................       (93)%    (275)%      (159)%    (137)%       (87)%     (145)%      (30)%     (14)%
                           =======   =======     =======   =======     =======   ========    =======   =======

  As a result of our limited operating history, we cannot forecast operating expenses based on historical results. Accordingly, we base our forecast for expenses in part on future revenue projections. Most of these expenses are fixed in the short term, and we may not be able to quickly reduce spending if revenues are lower than we have projected. Our ability to forecast accurately our quarterly revenue is limited due to the long sales cycle of our software products, which makes it difficult to predict the quarter in which product implementation will occur, and the variability of client demand for professional services. We would expect our business, operating results and financial condition to be materially adversely affected if revenues do not meet projections and that net losses in a given quarter would be even greater than expected.

  Our operating results have varied significantly from quarter to quarter in the past and we expect our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

  .  Demand for our products and services;

  .  The timing of sales of our products and services;

  .  The timing of customer orders and product implementations;

  .  Unexpected delays in introducing new products and services;

  . Increased expenses, whether related to sales and marketing, product development or administration;

  .  Changes in the rapidly evolving market for e-Business solutions;

  . The mix of product license and services revenue, as well as the mix of products licensed;

  . The mix of services provided and whether services are provided by our own staff or third-party contractors;

  .  The mix of domestic and international sales; and

  .  Costs related to possible acquisitions of technology or businesses.

  Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

  We plan to increase our operating expenses to expand sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support and improve operational and financial systems. If our revenues do not increase along with these expenses, our business, operating results or financial condition could be materially adversely affected and net losses in a given quarter would be even greater than expected.

  Although we have a limited operating history, we believe that our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on client calendar year budgeting cycles, slow summer purchasing patterns in Europe and our compensation policies that tend to compensate sales personnel, typically in the latter half of the year, for achieving annual quotas.

Net Operating Losses and Tax Credit Carryforwards

  As of December 31, 1999, we had federal net operating loss and research and development carryforwards of approximately $125.5 million and $1.5 million, respectively. The net operating loss and credit carryforwards will expire at various dates, beginning 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of a prior "ownership change" in connection with private sales of equity securities. We have provided a full valuation allowance on our net deferred tax assets, which include net operating loss and research and development carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, management primarily considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets. See Note 7 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

  Since our inception, we have funded our operations and met our capital expenditure requirements through the sale of equity securities.

  Cash used in operating activities was $1.5 million, $17.2 million and $4.9 million in 1999, 1998 and 1997, respectively. The decrease in cash used in operating activities was due primarily to changes in operating working capital.

  Our investing activities have consisted of capital expenditures totaling $11.9 million, $2.2 million and $694,000 in 1999, 1998 and 1997, respectively, to acquire property and equipment, mainly computer hardware and software, for our growing employee base. In addition, during 1999 our investing activities included purchases of short-term investments totaling $11.0 million and purchases of equity securities totaling $28.0 million for strategic investments in other e-commerce companies. The most significant investment occurred in October 1999 when we purchased equity securities of Vitessa (formerly ECDirect) in exchange for $22.9 million in cash. The investment represents approximately a 15% ownership position in Vitessa, and provides a strategic partnership in which Vignette will integrate Vitessa's core technology for distributed e-commerce into Vignette's e-Business applications. We expect that our investing activities will continue to increase in the foreseeable future as we support our continued growth.

  Net cash provided by financing activities in 1999, 1998 and 1997 were $431.3 million, $24.8 million and $10.6 million, respectively. The increase in 1999 was due primarily to the receipt of proceeds from our initial and secondary public offerings.

  At December 31, 1999, we had $391.3 million in cash and cash equivalents and $375.2 million in working capital. We have agreements with Comdisco, Inc. providing for available credit of up to $5.0 million over a period of 36 months at an interest rate of 12% per year and an equipment lease line of $1.25 million over a period of 36 months at an interest rate of 7.5% per year. The line of credit with Comdisco, Inc. is secured by our receivables, equipment, fixtures, inventory and all other tangible property. We are currently in compliance with all related financial covenants and restrictions.

  Subsequent to December 31, 1999, we continued to expand our product offerings through the acquisition of complementary businesses. In January 2000, we acquired 100 percent of the outstanding stock and assumed all outstanding stock options of Engine 5, Ltd. in exchange for $9.2 million in cash and approximately 112,000 shares of Vignette common stock. We will integrate Engine 5's Java-based application services into Vignette's e-Business applications. In February 2000, we acquired 100 percent of the outstanding stock and assumed all outstanding stock options of DataSage, Inc. ("DataSage") in exchange for approximately 3.16 million shares of Vignette common stock. We will integrate DataSage's e-marketing and personalization applications into Vignette's e-Business applications.

  Based on our current operating plan, management believes that our cash on hand, cash equivalents, short-term investments and commercial credit facilities will be sufficient to meet our cash requirements for the foreseeable future, including working capital requirements and planned capital expenditures. We may require additional funds for other purposes and may seek to raise such additional funds through public and private equity financings from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

Recent Accounting Pronouncements

  In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We adopted SOP 98-1 effective January 1, 1999. Such adoption did not have a significant effect on our results of operations.

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which defers for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, Statement 133 is now effective for our fiscal year 2001. We have minimal use of derivatives, except for our strategic investments which are generally in the form of redeemable convertible stock. We have not determined the impact, if any, that the adoption of Statement 133 will have on our results of operations or financial position.

  In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We will adopt the provisions of SAB 101 for all transactions during the year ending December 31, 2000. The application of SAB 101 is not expected to have a material impact on our results of operations or our financial position.

Year 2000 Update

  The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

  In prior filings, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems, and we believe those systems successfully responded to the Year 2000 date changes. The amounts incurred and expensed for developing and carrying out the plans to complete the Year 2000 modifications did not have a material effect on our operations. We are not aware of any material problems resulting from the Year 2000 Issue, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Australia, England, France, Germany, Hong Kong and Singapore and conduct transactions in the local currency of each location. To date, the impact of fluctuations in the relative value of other currencies has not been material.

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

  . securities of U.S. corporations rated A1 or P1 by Standard & Poors or the Moody's equivalents; and/or

  . money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

  At December 31, 1999, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt maturing in less than 90 days.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding directors is incorporated herein by reference from the section entitled "Proposal No. 1--Election of Directors" of the Company's definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrants' Annual Meeting of Stockholders to be held on May 15, 2000. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1999. For information regarding executive officers of the Company, see the Information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4a of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)(1) Financial Statements

  The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

                                                                           Page
                                                                           ----
   Report of Independent Auditors........................................  F-2
   Consolidated Balance Sheets at December 31, 1998 and 1999.............  F-3
   Consolidated Statements of Operations for the three years ended
    December 31, 1997, 1998 and 1999.....................................  F-4
   Consolidated Statements of Changes in Redeemable Convertible Preferred
    Stock and Stockholders' Equity (Deficit) for the three years ended
    December 31, 1997, 1998 and 1999.....................................  F-5
   Consolidated Statements of Cash Flows for the three years ended
    December 31, 1997, 1998 and 1999.....................................  F-7
   Notes to Consolidated Financial Statements............................  F-8

 (a)(2) Financial Statement Schedules

  Not applicable.

 (a)(3) Exhibits

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------
  2.1*   Agreement between Registrant and Diffusion, Inc. dated May 10, 1999.
  2.2**  Agreement between Registrant and DataSage, Inc. dated January 7, 2000.
  3.1+   Certificate of Incorporation of the Registrant, as amended to date.
  3.2+   Bylaws of the Registrant.
  4.1+   Reference is made to Exhibits 3.1 and 3.2.
  4.2+   Specimen common stock certificate.
  4.3+   Fifth Amended and Restated Registration Rights Agreement dated
         November 30, 1998.
 10.1+   Form of Indemnification Agreements.
 10.2+   1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
 10.3+   1999 Equity Incentive Plan.
 10.4+   Employee Stock Purchase Plan.
 10.5+   1999 Non-Employee Directors Option Plan.
 10.6+   Security and Loan Agreement dated March 24, 1998 between the
         Registrant and Imperial Bank.
 10.7+   Lease Agreement dated September 20, 1996 between the Registrant and
         David B. Barrow, Jr.
 10.8+   First Supplement to Lease Agreement dated November 4, 1997 between
         Registrant and 3410 Far West, Ltd.
 10.9+   Second Supplement to Lease Agreement dated February 23, 1998 between
         Registrant and 3410 Far West, Ltd.
 10.10+  Office Lease Agreement dated August 4, 1998 between Registrant and
         B.O. III, Ltd.
 10.11+  "Prism" Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET, Inc.
 10.12+  Letter Amendment to "Prism" Development and Marketing Agreement
         between the Registrant and CNET, Inc. dated August 15, 1998 and attachments thereto.
 10.13+  Software License Agreement dated April 6, 1998 between Registrant and
         Net Perceptions, Inc.
 10.14+  StoryServer Q2 Volume Purchase Agreement between Registrant and
         Tribune Interactive Inc.
 10.15+  Protege Software (Holdings) Confidential Professional Services
         Agreement dated November 15, 1997.
 10.16+  Subordinated Loan and Security Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
 10.17+  Master Lease Agreement dated December 3, 1998 between Registrant and
         Comdisco, Inc.
 23.1    Consent of Independent Auditors.
 27.1    Financial Data Schedule.

--------
+ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-68345).
* Incorporated by reference to the Company's Form 8-K filed on July 15, 1999 (File No. 000-25375).
** Incorporated by reference to the Company's Form 8-K filed on February 29,
   2000 (File No. 000-25375).

 (b) Reports on Form 8-K

  None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Vignette Corporation
                                           (Registrant)

                                                   /s/ Gregory A. Peters
                                          By: _________________________________
                                                     Gregory A. Peters
                                               President and Chief Executive
                                                          Officer

Dated: March 27, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Gregory A. Peters            Chairman of the Board, CEO   March 27, 2000
______________________________________  and President
          Gregory A. Peters

         /s/ Joel G. Katz              Secretary and Chief          March 27, 2000
______________________________________  Financial Officer
             Joel G. Katz

       /s/ Robert E. Davoli            Director                     March 27, 2000
______________________________________
           Robert E. Davoli

      /s/ Joseph A. Marengi            Director                     March 27, 2000
______________________________________
          Joseph A. Marengi

    /s/ Steven G. Papermaster          Director                     March 27, 2000
______________________________________
        Steven G. Papermaster

       /s/ John D. Thornton            Director                     March 27, 2000
______________________________________
           John D. Thornton

                              VIGNETTE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Auditors............................................  F-2
Consolidated Balance Sheets at December 31, 1998 and 1999.................  F-3
Consolidated Statements of Operations for the years ended December 31,
 1997, 1998 and 1999......................................................  F-4
Consolidated Statements of Changes in Redeemable Convertible Preferred
 Stock and Stockholders' Equity (Deficit) for the years ended December 31,
 1997, 1998 and 1999......................................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1998 and 1999......................................................  F-7
Notes to Consolidated Financial Statements................................  F-8

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Vignette Corporation

  We have audited the accompanying consolidated balance sheets of Vignette Corporation (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vignette Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Austin, Texas
January 24, 2000

                              VIGNETTE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                               December 31,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
                          ASSETS
Current assets:
 Cash and cash equivalents.................................  $ 12,242  $391,278
 Marketable securities and short-term investments..........       --     10,951
 Accounts receivable, net of allowance of $297 in 1998 and
  $1,254 in 1999...........................................     7,488    45,065
 Note receivable from employee.............................       110       --
 Prepaid expenses and other................................       280     5,588
                                                             --------  --------
 Total current assets......................................    20,120   452,882
Property and equipment:
 Equipment.................................................       111       753
 Computers and purchased software..........................     2,704    10,920
 Furniture and fixtures....................................        63       280
 Leasehold improvements....................................       159     3,122
                                                             --------  --------
                                                                3,037    15,075
 Accumulated depreciation..................................    (1,283)   (4,016)
                                                             --------  --------
                                                                1,754    11,059
Investments................................................       --     27,011
Intangibles, net of amortization of $-0- in 1998 and $1,796
 in 1999...................................................       --     20,467
Long-term employee receivables.............................       --        500
Other assets...............................................       907     2,811
                                                             --------  --------
 Total assets..............................................  $ 22,781  $514,730
                                                             ========  ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable..........................................  $    589  $  4,924
 Accrued expenses..........................................     7,501    26,150
 Deferred revenue..........................................     6,092    44,846
 Current portion of capital lease obligation...............         7       254
 Current portion of long-term debt.........................     1,895       --
 Other current liabilities.................................       279     1,497
                                                             --------  --------
   Total current liabilities...............................    16,363    77,671
Long-term debt, less current portion.......................       758       --
                                                             --------  --------
   Total liabilities.......................................    17,121    77,671
Redeemable convertible preferred stock.....................    36,258       --
Warrant to purchase redeemable convertible preferred
 stock.....................................................       169       --
Stockholders' equity (deficit):
 Convertible preferred stock...............................        42       --
 Common stock--$.01 par value; 80,000,000 shares
  authorized; 11,353,700 shares in 1998, 59,547,602 shares
  in 1999 (net of treasury shares of 169,498 in 1998 and
  456,165 in 1999) issued and outstanding..................       114       596
 Additional paid-in capital................................    12,753   529,658
 Warrants..................................................       --         12
 Notes receivable for purchase of common stock.............      (172)      (75)
 Deferred stock compensation...............................    (6,196)  (13,359)
 Accumulated other comprehensive income (loss).............       (11)        1
 Accumulated deficit.......................................   (37,297)  (79,774)
                                                             --------  --------
 Total stockholders' equity (deficit)......................   (30,767)  437,059
                                                             --------  --------
 Total liabilities and stockholders' equity (deficit)......  $ 22,781  $514,730
                                                             ========  ========

                            See accompanying notes.

                              VIGNETTE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                    Year ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
Revenue:
  Product license................................. $ 1,943  $  8,584  $ 46,292
  Services........................................   1,081     7,621    42,893
                                                   -------  --------  --------
    Total revenue.................................   3,024    16,205    89,185
Cost of revenue:
  Product license.................................      37       964     3,306
  Services........................................   1,438     9,340    33,488
                                                   -------  --------  --------
    Total cost of revenue.........................   1,475    10,304    36,794
                                                   -------  --------  --------
Gross profit......................................   1,549     5,901    52,391
Operating expenses:
  Research and development........................   2,895     6,962    16,447
  Sales and marketing.............................   4,964    15,880    49,559
  General and administrative......................   1,333     4,864     9,494
  Purchased in-process research and development,
   acquisition-related, and other charges.........     --      2,089    15,641
  Amortization of deferred stock compensation.....     --      2,475     5,654
  Amortization of intangibles.....................     --        --      1,796
                                                   -------  --------  --------
    Total operating expenses......................   9,192    32,270    98,591
                                                   -------  --------  --------
Loss from operations..............................  (7,643)  (26,369)  (46,200)
Other income (expenses):
  Interest income.................................     245       517     3,894
  Interest expense................................     (47)     (253)     (201)
  Other...........................................     (29)      (92)       30
                                                   -------  --------  --------
                                                       169       172     3,723
                                                   -------  --------  --------
Net loss.......................................... $(7,474) $(26,197) $(42,477)
                                                   =======  ========  ========
Basic net loss per share.......................... $ (2.09) $  (4.60) $  (0.93)
                                                   =======  ========  ========
Shares used in computing basic net loss per
 share............................................   3,576     5,698    45,751

                            See accompanying notes.

                             VIGNETTE CORPORATION

               CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
        CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                       (in thousands, except share data)

                                                                                          Stockholders' Equity (Deficit)
                                               -------------------------------------------------------------------------------
                      Redeemable Convertible     Convertible                                            Notes
                         Preferred Stock       Preferred Stock  Common Stock                          Receivable
                    -------------------------- --------------- ----------------  Additional          for Purchase   Deferred
                    Number of                  Number of       Number of          Paid-in             of Common      Stock
                      Shares    Value  Warrant  Shares   Value  Shares    Value   Capital   Warrants    Stock     Compensation
                    ---------- ------- ------- --------- ----- ---------  -----  ---------- -------- ------------ ------------
 Balance at
 December 31,
 1996............    8,866,124 $ 3,458  $--    7,338,630 $ 37  6,749,276  $ 67    $ 1,752    $ --       $ --         $  --
 Exercise of
 Series D
 warrant.........          --      --    --      257,218    1        --    --         106      --         --            --
 Issuance of
 Series E stock..    9,280,494  10,000   --          --   --         --    --         --       --         --            --
 Series E
 issuance costs..          --      --    --          --   --         --    --        (126)     --         --            --
 Stock options
 exercised.......          --      --    --          --   --     517,674     5         19      --         --            --
 Repurchase of
 unvested stock..          --      --    --          --   --    (282,764)   (2)        (9)     --         --            --
 Compensation
 expense from
 stock options
 granted.........          --      --    --          --   --         --    --           5      --         --            --
 Comprehensive
 loss:
 Net loss........          --      --    --          --   --         --    --         --       --         --            --
 Foreign currency
 translation
 adjustment......          --      --    --          --   --         --    --         --       --         --            --
 Total
 comprehensive
 loss............
                    ---------- -------  ----   --------- ----  ---------  ----    -------    -----      -----        ------
 Balance at
 December 31,
 1997............   18,146,618  13,458   --    7,595,848   38  6,984,186    70      1,747      --         --            --
 Issuance of
 Series F stock..    5,374,336  14,300   --          --   --         --    --         --       --         --            --
 Series F
 issuance costs..          --      --    --          --   --         --    --         (54)     --         --            --
 Issuance of
 Series G stock..          --      --    --      751,660    4        --    --       1,982      --         --            --
 Issuance of
 Series H stock
 and warrant.....    2,048,176   8,500   169         --   --         --    --         --       --         --            --
 Series H
 issuance costs..          --      --    --          --   --         --    --         (29)     --         --            --
 Stock options
 exercised.......          --      --    --          --   --   4,425,746    44        441      --        (192)          --
 Repurchase of
 unvested stock..          --      --    --          --   --     (56,232)  --          (5)     --         --            --
 Deferred stock
 compensation
 related to stock
 options.........          --      --    --          --   --         --    --       8,671      --         --         (8,671)
 Amortization of
 deferred stock
 compensation....          --      --    --          --   --         --    --         --       --         --          2,475
 Payments
 received on
 notes receivable
 for purchase of
 common stock....          --      --    --          --   --         --    --         --       --          20           --
 Comprehensive
 loss:
 Net loss........          --      --    --          --   --         --    --         --       --         --            --
 Foreign currency
 translation
 adjustment,
 cumulative
 translation loss
 of $(11) at
 December 31,
 1998............          --      --    --          --   --         --    --         --       --         --            --
 Total
 comprehensive
 loss............
                    ---------- -------  ----   --------- ----  ---------  ----    -------    -----      -----        ------
                     Accumulated
                        Other                     Total
                    Comprehensive             Stockholders'
                       Income     Accumulated    Equity
                       (Loss)       Deficit     (Deficit)
                    ------------- ----------- -------------
 Balance at
 December 31,
 1996............       $ --       $ (3,626)    $ (1,770)
 Exercise of
 Series D
 warrant.........         --            --           107
 Issuance of
 Series E stock..         --            --           --
 Series E
 issuance costs..         --            --          (126)
 Stock options
 exercised.......         --            --            24
 Repurchase of
 unvested stock..         --            --           (11)
 Compensation
 expense from
 stock options
 granted.........         --            --             5
 Comprehensive
 loss:
 Net loss........         --         (7,474)      (7,474)
 Foreign currency
 translation
 adjustment......          (3)          --            (3)
                                              -------------
 Total
 comprehensive
 loss............                                 (7,477)
                    ------------- ----------- -------------
 Balance at
 December 31,
 1997............          (3)      (11,100)      (9,248)
 Issuance of
 Series F stock..         --            --           --
 Series F
 issuance costs..         --            --           (54)
 Issuance of
 Series G stock..         --            --         1,986
 Issuance of
 Series H stock
 and warrant.....         --            --
 Series H
 issuance costs..         --            --           (29)
 Stock options
 exercised.......         --            --           293
 Repurchase of
 unvested stock..         --            --            (5)
 Deferred stock
 compensation
 related to stock
 options.........         --            --           --
 Amortization of
 deferred stock
 compensation....         --            --         2,475
 Payments
 received on
 notes receivable
 for purchase of
 common stock....         --            --            20
 Comprehensive
 loss:
 Net loss........         --        (26,197)     (26,197)
 Foreign currency
 translation
 adjustment,
 cumulative
 translation loss
 of $(11) at
 December 31,
 1998............          (8)          --            (8)
                                              -------------
 Total
 comprehensive
 loss............                                (26,205)
                    ------------- ----------- -------------

                              VIGNETTE CORPORATION

                CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
  CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)--(Continued)
                       (in thousands, except share data)

                       Redeemable Convertible         Convertible
                           Preferred Stock          Preferred Stock      Common Stock
                    ------------------------------- -----------------  -----------------
                     Number of                      Number of          Number of
                       Shares      Value    Warrant   Shares    Value    Shares    Value
                    ------------  --------  ------- ----------  -----  ----------  -----
 Balance at
 December 31,
 1998............     25,569,130  $ 36,258   $ 169   8,347,508  $ 42   11,353,700  $114
 Conversion of
 preferred stock
 upon initial
 public
 offering........    (25,569,130)  (36,258)   (169) (8,347,508)  (42)  33,916,638   339
 Common stock
 issued upon
 initial public
 offering, net...            --        --      --          --    --     8,560,000    86
 Issuance of
 common stock in
 purchase of
 business........            --        --      --          --    --       766,844     8
 Issuance of
 common stock
 pursuant to
 employee stock
 purchase plan...            --        --      --          --    --       261,482     3
 Common stock
 issued upon
 secondary
 offering, net...            --        --      --          --    --     2,676,000    27
 Stock options
 exercised.......            --        --      --          --    --     2,299,235    23
 Warrants
 exercised.......            --        --      --          --    --       287,036     2
 Repurchase of
 unvested stock..            --        --      --          --    --      (573,333)   (6)
 Deferred stock
 compensation
 related to stock
 options, net of
 forfeitures.....            --        --      --          --    --           --    --
 Payments on note
 receivable for
 purchase of
 common stock....            --        --      --          --    --           --    --
 Amortization of
 deferred stock
 compensation....            --        --      --          --    --           --    --
 Comprehensive
 loss:
 Net loss........            --        --      --          --    --           --    --
 Unrealized
 investment
 gains...........            --        --      --          --    --           --    --
 Foreign currency
 translation
 adjustment,
 cumulative
 translation loss
 of $53 at
 December 31,
 1999............            --        --      --          --    --           --    --
 Total
 comprehensive
 loss............
                    ------------  --------   -----  ----------  ----   ----------  ----
 Balance at
 December 31,
 1999............            --   $          $ --          --   $--    59,547,602  $596
                    ============  ========   =====  ==========  ====   ==========  ====
                          Stockholders' Equity (Deficit)
                    -------------------------------------------------------------------------------------
                                           Notes                   Accumulated
                                         Receivable                   Other                     Total
                    Additional          for Purchase   Deferred   Comprehensive             Stockholders'
                     Paid-in             of Common      Stock        Income     Accumulated    Equity
                     Capital   Warrants    Stock     Compensation    (Loss)       Deficit     (Deficit)
                    ---------- -------- ------------ ------------ ------------- ----------- -------------
 Balance at
 December 31,
 1998............    $ 12,753   $  --      $(172)      $ (6,196)      $(11)      $(37,297)    $(30,767)
 Conversion of
 preferred stock
 upon initial
 public
 offering........      35,961     169        --             --         --             --        36,427
 Common stock
 issued upon
 initial public
 offering, net...      73,671     --         --             --         --             --        73,757
 Issuance of
 common stock in
 purchase of
 business........      31,226     --         --             --         --             --        31,234
 Issuance of
 common stock
 pursuant to
 employee stock
 purchase plan...       2,108     --         --             --         --             --         2,111
 Common stock
 issued upon
 secondary
 offering, net...     355,456     --         --             --         --             --       355,483
 Stock options
 exercised.......       2,399     --         --             --         --             --         2,422
 Warrants
 exercised.......         406    (157)       --             --         --             --           251
 Repurchase of
 unvested stock..         (51)    --         --             --         --             --           (57)
 Deferred stock
 compensation
 related to stock
 options, net of
 forfeitures.....      15,729     --         --         (15,729)       --             --           --
 Payments on note
 receivable for
 purchase of
 common stock....         --      --          97            --         --             --            97
 Amortization of
 deferred stock
 compensation....         --      --         --           8,566        --             --         8,566
 Comprehensive
 loss:
 Net loss........         --      --         --             --         --         (42,477)     (42,477)
 Unrealized
 investment
 gains...........         --      --         --             --          54            --            54
 Foreign currency
 translation
 adjustment,
 cumulative
 translation loss
 of $53 at
 December 31,
 1999............         --      --         --             --         (42)           --           (41)
                                                                                            -------------
 Total
 comprehensive
 loss............                                                                              (42,465)
                    ---------- -------- ------------ ------------ ------------- ----------- -------------
 Balance at
 December 31,
 1999............    $529,658   $  12      $ (75)      $(13,359)      $  1       $(79,774)    $437,059
                    ========== ======== ============ ============ ============= =========== =============

                            See accompanying notes.

                              VIGNETTE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year ended December 31,
                                                    ---------------------------
                                                     1997      1998      1999
                                                    -------  --------  --------
Operating activities
Net loss..........................................  $(7,474) $(26,197) $(42,477)
Adjustment to reconcile net loss to cash used in
 operating activities:
 Depreciation.....................................      198     1,068     2,736
 Amortization.....................................      --        --      1,796
 Noncash compensation expense.....................        5     2,475     5,654
 Purchased in-process research and development,
  acquisition related and other charges
  (noncash).......................................      --      2,000    14,512
 Loss on disposal of fixed assets.................       29       101       --
 Other noncash items..............................      --          4       --
 Changes in operating assets and liabilities:
 Accounts receivable, net.........................     (650)   (6,838)  (37,462)
 Note receivable from employee....................      --       (110)       60
 Prepaid expenses and other.......................     (151)     (783)   (6,323)
 Accounts payable.................................      218       156     3,524
 Accrued expenses.................................    1,700     5,716    17,407
 Deferred revenue.................................    1,163     4,929    38,037
 Other liabilities................................       28       251     1,075
                                                    -------  --------  --------
  Net cash used in operating activities...........   (4,934)  (17,228)   (1,461)
Investing activities
Purchase of business, net of cash acquired........      --        --         56
Purchase of short-term investments................      --        --    (11,005)
Purchase of equity securities.....................      --        --    (27,011)
Deferred acquisition costs........................      --        --     (1,000)
Purchase of property and equipment................     (694)   (2,179)  (11,863)
                                                    -------  --------  --------
  Net cash used in investing activities...........     (694)   (2,179)  (50,823)
Financing activities
Proceeds from issuance of common stock, net.......      --        --    429,240
Proceeds from long-term debt......................      701     1,837       --
Payments on long-term debt and capital lease
 obligation.......................................      (62)      (56)   (2,762)
Proceeds from exercise of Series D Convertible
 Preferred Stock warrant..........................      107       --        --
Proceeds from issuance of Series E Convertible
 Preferred Stock, net.............................    9,874       --        --
Proceeds from issuance of Series F Convertible
 Preferred Stock, net.............................      --     14,246       --
Series G Convertible Preferred Stock issuance
 cost.............................................      --        (14)      --
Proceeds from issuance of Series H Convertible
 Preferred Stock, net.............................      --      8,471       --
Proceeds from exercise of stock options and
 purchase of ESPP shares..........................       24       312     4,533
Proceeds from exercise of warrants................      --        --        251
Payments for repurchase of unvested common stock..      (11)       (5)      (57)
Proceeds from repayment of shareholder notes
 receivable.......................................      --        --         97
                                                    -------  --------  --------
  Net cash provided by financing activities.......   10,633    24,791   431,302
Effect of exchange rate changes on cash and cash
 equivalents......................................       (3)       (7)       18
                                                    -------  --------  --------
Net increase in cash and cash equivalents.........    5,002     5,377   379,036
Cash and cash equivalents at beginning of year....    1,863     6,865    12,242
                                                    -------  --------  --------
Cash and cash equivalents at end of year..........  $ 6,865  $ 12,242  $391,278
                                                    =======  ========  ========
Supplemental disclosure of cash flow information:
 Interest paid....................................  $    48  $    250  $    201
                                                    =======  ========  ========
Noncash activities:
 Convertible preferred stock issued to acquire in-
  process research and development................  $   --   $  2,000  $    --
                                                    =======  ========  ========

                            See accompanying notes.

                             VIGNETTE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

1. Business

  Vignette Corporation, or the Company, is a global provider of e-Business software products and services which are designed to enable businesses to build sustainable online customer relationships, increase returns on their Internet-related investments and capitalize on Internet business opportunities. The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

  The Company was incorporated in Delaware on December 19, 1995.

2. Summary of Significant Accounting Policies

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

 Revenue Recognition

  Revenue from license fees and from sales of software products is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable.

  Services revenue is primarily comprised of revenue from consulting fees, maintenance agreements and training. Services revenue from consulting and training billed on a time and materials basis is recognized as performed. Services revenue on fixed price service arrangements is recognized upon completion of specific contractual milestone events, or based on an estimated percentage of completion as work progresses. Estimated losses on fixed-priced service arrangements, if any, are recognized when it becomes apparent a loss is to be incurred. Maintenance agreements include the right to unspecified upgrades on an if-and-when available basis. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which is typically one year.

  Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

  The Company adopted Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, and Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition, or SOP 98-4, as of January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on the Company's financial results.

  In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through the Company's fiscal year 1999. All other provisions of SOP 98-9 are effective for transactions entered into in the Company's fiscal year 2000. The Company's management does not expect the adoption of SOP 98-9 to have a material effect on the Company's results of operations or financial condition.

                             VIGNETTE CORPORATION

 Cash Equivalents

  Cash equivalents consist primarily of cash deposits and investments with original maturities of ninety days or less when purchased. The Company classifies these investments as available for sale. Unrealized gains and losses are included in other comprehensive income. At December 31, 1999, cash and cash equivalents included an unrealized gain of $108,000.

 Short-Term Investments

  Short-term investments consist primarily of cash deposits and investments with original maturities greater than ninety days and less than one year. The Company classifies these investments as available for sale. Unrealized gains and losses are included in other comprehensive income. Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material during 1999.

  Short-term investments consist of the following at December 31, 1999 (in thousands):

                                                      Unrealized  Estimated Fair
                                               Cost   Gain (Loss)  Market Value
                                              ------- ----------- --------------
   Marketable securities:
     U.S. Government agencies................ $ 1,994    $(23)       $ 1,971
     Corporate bonds.........................   9,011     (31)         8,980
                                              -------    ----        -------
                                              $11,005    $(54)       $10,951
                                              =======    ====        =======

 Long-Term Investments

  Long-term investments consist primarily of redeemable convertible preferred stock. The Company classifies these investments as available for sale. The Company did not record any unrealized gain or loss related to these securities at December 31, 1999. The investments in Vitessa, iSyndicate, Inc. and BizRate.com were established to enable the Company to invest in emerging technology companies strategic to the Company's software business. All of the technology companies held by the Company at December 31, 1999 are not publicly traded, and therefore, there is no established market for these investments. As such, these investments are valued based on the most recent round of financing involving new non-strategic investors and estimates made by management. These investments were not present at December 31, 1998. A table summarizing these investments at December 31, 1999 follows:

                                                                    Estimated
   Company          Description           Redemption Features       Fair Value
   -------          -----------           -------------------       ----------
   Vitessa                            At option of investor on or
               Redeemable Convertible  after May 24, 2004 and
                Preferred Stock        before May 24, 2007           $22,986
   iSyndicate                         Mandatorily Redeemable by
               Redeemable Convertible  issuer at various dates
                Preferred Stock        beginning April 30, 2003        2,025
   BizRate.com                        Mandatorily Redeemable by
               Redeemable Convertible  issuer at various dates
                Preferred Stock        beginning April 29, 2005        2,000
                                                                     -------
                                                                     $27,011
                                                                     =======

 Property and Equipment

  Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets (generally 1.5 to 3 years). Amortization of assets recorded under capital leases is computed using the straight-line method over the shorter of the asset's useful life or the term of the lease and such amortization is included with depreciation expense.

                             VIGNETTE CORPORATION

 Intangible Assets

  Intangible assets are being amortized using the straight-line method over a five-year period for acquired technology and workforce and a seven-year period for excess of cost over fair value of net assets acquired.

 Impairment of Long-Lived Assets

  The Company periodically reviews the carrying amounts of property, plant, and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired both purchased in the normal course of business and acquired through acquisition to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. At this time, future cash inflows exceed future cash outflows; thus, no impairment loss has been recognized. Management reviews the valuation and amortization periods of excess of cost over fair value of net assets acquired on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of excess of cost over fair value of net assets acquired.

 Research and Development

  Research and development expenditures are expensed to operations as incurred. Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 1998, all software development costs have been expensed. During 1999, the Company capitalized $550,000 of software development costs. Amortization expense and accumulated amortization were both zero at December 31, 1999.

 Advertising Costs

  The Company expenses advertising costs as incurred. These expenses were approximately $158,000, $85,000 and $2,105,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

 Commission Policy

  During the fourth quarter of 1999, the Company amended its sales commission plan to more closely match the payment of sales commission with the culmination of the earnings process and the receipt of cash from the customer. This amendment had the effect of reducing the Company's commissions expense and net loss in the fourth quarter by $3.1 million, or $0.06 per share.

 Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS
109). This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Foreign Currency Transactions

  For the Company's foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year end or period end exchange rates, and income

                             VIGNETTE CORPORATION
statement items are translated at average exchange rates prevailing during the year or period. Such translation adjustments are recorded in aggregate as a component of stockholders' equity. Gains and losses from foreign currency denominated transactions are included in other income (expense) and are not material.

 Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist of short-term investments and trade receivables. The Company's short-term investments, which are included in cash and cash equivalents and short term investments for reporting purposes, are placed with high credit quality financial institutions and issuers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The following table summarizes the changes in allowance for doubtful accounts for trade receivables (in thousands):

   Balance at January 1, 1997........................................... $  --
   Additions charged to costs and expenses..............................     92
   Write-off of uncollectible accounts..................................    (55)
                                                                         ------
   Balance at December 31, 1997.........................................     37
   Additions charged to costs and expenses..............................    273
   Write-off of uncollectible accounts..................................    (13)
                                                                         ------
   Balance at December 31, 1998.........................................    297
   Additions charged to costs and expenses..............................  1,030
   Write-off of uncollectible accounts..................................    (73)
                                                                         ------
   Balance at December 31, 1999......................................... $1,254
                                                                         ======

  Customers A and B accounted for 13% and 11%, respectively, of the Company's total revenue for the year ended December 31, 1997. No customers accounted for more than 10% of the Company's total revenue during the years ended December 31, 1998 and 1999.

 Net Loss Per Share

  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive due to the Company's net loss. The Company had outstanding common stock options of 4,352,952, 10,841,154, and 17,066,576 at December 31, 1997, 1998 and 1999,
respectively, that have been excluded from the calculation of diluted earnings per share, as the effect of their exercise would be antidilutive. Additionally, the Company had outstanding 25,742,466 and 33,916,638 shares of preferred stock as of December 31, 1997 and 1998, respectively, that have been excluded from the calculation of diluted earnings per share, as the effect of their conversion to common stock would be antidilutive. During 1999, 33,916,638 shares of preferred stock for the period from January 1, 1999 to February 19, 1999 have been excluded from diluted earnings per share, as the effect of their conversion prior to the Company's initial public offering would be antidilutive.

                             VIGNETTE CORPORATION

  The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock and redeemable convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering in February 1999. Accordingly, a pro forma calculation assuming the conversion of all outstanding shares as of December 31, 1999 of convertible preferred stock and redeemable convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance is presented.

  The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):

                                                    Year ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
   Net loss....................................... $(7,474) $(26,197) $(42,477)
                                                   =======  ========  ========
   Basic:
     Weighted-average shares of common stock
      outstanding.................................   6,950     9,802    47,966
     Weighted-average shares of common stock
      subject to repurchase.......................  (3,374)   (4,104)   (2,215)
                                                   -------  --------  --------
     Shares used in computing basic net loss per
      share.......................................   3,576     5,698    45,751
                                                   =======  ========  ========
     Basic net loss per share..................... $ (2.09) $  (4.60) $   (.93)
                                                   =======  ========  ========
   Pro forma:
     Shares used above............................                      45,751
     Pro forma adjustment to reflect weighted
      effect of assumed conversion of convertible
      preferred stock.............................                       4,553
                                                                      --------
     Shares used in computing pro forma basic net
      loss per share..............................                      50,304
                                                                      ========
     Pro forma basic net loss per share...........                    $   (.84)
                                                                      ========

 Segments

  Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The adoption of Statement No. 131 did not have a significant effect on the disclosure of segment information as the Company continues to consider its business activities as a single segment.

 Recent Pronouncements

  In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities, Deferral of Effective Date of FASB Statement No. 133, in which Statement 133 is now required to be adopted in the Company's fiscal year 2001. The Company has minimal use of derivatives, except for strategic investments which are generally in the form of redeemable convertible preferred stock. The Company has not determined the impact, if any, that the adoption of the new Statement will have on the results of operations or the financial position of the Company.

  In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company will adopt the provisions of SAB 101 for all transactions during the year ending December 31, 2000. The application of SAB 101 is not expected to have a material impact on the results of operations or the financial position of the Company.

                             VIGNETTE CORPORATION

3. Business Combinations

  Effective June 30, 1999, Vignette acquired 100 percent of the outstanding stock and assumed all outstanding stock options of Diffusion, Inc. ("Diffusion"), a developer of multi-channel information delivery solutions, in exchange for 786,542 shares of Vignette common stock. The total cost of the acquisition, including transaction costs, was approximately $31.2 million.

  The acquisition was accounted for as a purchase business combination. Accordingly, the results of operations of Diffusion have been included with those of the Company for periods subsequent to the date of acquisition. The following table presents the allocation of the purchase price (in thousands):

     In-process research and development............................. $11,600
     Acquired technology.............................................   6,300
     Workforce.......................................................     900
     Excess of cost over fair value of net assets acquired...........  15,063
     Net fair value of tangible assets acquired and liabilities assumed........................................................  (2,629)
                                                                      -------
                                                                      $31,234
                                                                      =======

  Included in the acquired net assets of Diffusion was in-process research and development efforts related to the development of Diffusion Server 4.0. Diffusion Server 4.0 was expected to expand the delivery capabilities, user features and functionality of the existing Diffusion Server 3.0 multi-channel platform as well as add new components. The Company intends to re-work the acquired technology and integrate it with Vignette's products.

  A significant amount of uncertainty existed surrounding the successful development and completion of the research and development acquired, which was estimated to be 88% complete at the date of the acquisition. The Company was uncertain of its ability to complete the development of a new product within a timeframe acceptable to the market and ahead of competitors. Additionally, the amount of development required to enable the acquired in-process research and development to be compatible with StoryServer was significant. The results of the in-process research and development effort at the time of purchase had not progressed to a stage where they met technological feasibility as they lacked many key elements including standardized implementation capabilities and a scalable and extensible architecture.

  The Company assigned values of $11.6 million to in-process research and development and $6.3 million to existing core technology based upon an independent appraisal that utilized a modified discounted cash flow model. The Company based the cash flow projections for revenue on the projected incremental increase in revenue that the Company expected to receive from the completed acquired in-process research and development. Diffusion expected revenue to commence with the product's release in December 1999 and continue throughout its economic life of five years. The Company deducted estimated operating expenses from estimated revenue to arrive at estimated pre-tax cash flows. Projected operating expenses included cost of goods sold, selling general and administrative expense, and research and development expense. The Company estimated operating expenses as a percent of revenue based on Diffusion's historical results for the fiscal years ended December 31, 1996 to 1998. Projected results for the fiscal years ended December 31, 1999 to 2001 were also used in combination with past operating results and industry averages. The Company also deducted capital charges, or cash flow attributable to other assets such as working capital and assembled workforce, from pre-tax operating income to isolate the cash flow solely attributable to the in-process research and development. Income taxes were then deducted to arrive at after-tax cash flows. The Company discounted the after-tax cash flow projections using a risk-adjusted rate of return of 23%. In using the discounted model, the Company excluded the costs to complete the in-process technology from the research and development expense for 1999, and the Company reflected the percentage completion of the in-process research and development in each year's projected cash flow.

                             VIGNETTE CORPORATION

  In connection with the transaction, the Company has incurred charges totaling $15.6 million for the write-off of in-process research and development (based upon an independent third party appraisal), acquisition-related expenses and integration costs in the consolidated statement of operations for the year ended December 31, 1999. The amounts allocated to acquired technology and workforce were determined based upon a valuation performed by an independent third party appraiser and are being amortized over a five-year period. The excess of cost over fair value of net assets acquired is being amortized over a seven-year period.

  The unaudited pro forma combined results of operations of Vignette and Diffusion for the year ended December 31,1998 and 1999 after giving effect to certain pro forma adjustments are as follows (in thousands, except per share data):

                                                               Year ended
                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
     Revenue............................................... $ 17,287  $ 89,618
     Operating loss........................................ $(35,664) $(36,055)
     Net loss.............................................. $(35,298) $(32,316)
     Basic net loss per share.............................. $  (5.47) $   (.70)

  The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition of Diffusion occurred on January 1, 1998 or of future results.


4. Redeemable Convertible Preferred Stock and Stockholders' Equity

 Summary of Preferred Stock

  In February 1999, upon the closing of the Company's initial public offering, all of the outstanding preferred stock was converted into 33,916,638 shares of common stock. In addition, the Company's Certificate of Incorporation was amended authorizing the Board of Directors to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. At December 31, 1999, the Company had not issued any new preferred stock.

  As of December 31, 1998 and 1999, there were 35,414,460 and 10,000,000 shares authorized to be designated as preferred stock. The eight classes of preferred stock designated as of December 31, 1998 are as follows (704,342 shares remained undesignated):

                                                               Consideration
                                                    Shares       per Share
                                  Par    Shares   Issued and      Received
                                 Value Designated Outstanding   on Issuance
                                 ----- ---------- ----------- ----------------
   Redeemable convertible
    preferred stock:
     Series A..................  $.01   1,603,488  1,573,970  $       .26 cash
     Series B..................  $.01   7,292,160  7,292,154          .42 cash
     Series E..................  $.01   9,280,524  9,280,494         1.08 cash
     Series F..................  $.01   5,374,372  5,374,336         2.67 cash
     Series H..................  $.01   2,282,264  2,048,176         4.15 cash
                                       ---------- ----------
                                       25,832,808 25,569,130
                                       ========== ==========
   Convertible preferred stock:
     Series C..................  $.01   7,338,662  7,338,630  $ .26 technology
     Series D..................  $.01     786,988    257,218          .42 cash
     Series G..................  $.01     751,660    751,660   2.67 technology
                                       ---------- ----------
                                        8,877,310  8,347,508
                                       ========== ==========

                             VIGNETTE CORPORATION

  Each holder of Series A, B, E, F and H Preferred Stock could have elected to require the Company to redeem on or after the dates specified below, and in the amounts specified below, any such shares which were purchased by the stockholder, net of any shares previously redeemed, plus any accrued and unpaid dividends:

                                                 Percentage of
                                                     Shares
                                               Acquired Which May   Redemption
     Mandatory Redemption Date                    Be Redeemed         Amount
     -------------------------                 ------------------ --------------
                                                                  (in thousands)
     April 22, 2005...........................         50%           $18,129
     April 22, 2006...........................         75%            27,194
     April 22, 2007...........................        100%            36,258

  The Company's preferred stock had the following characteristics at December 31, 1998:

                                  Liquidation       Conversion        Redemption
Description  Dividend Features    Preference         Features          Features
-----------  ----------------  ----------------  ----------------  ----------------
Series A     Cumulative at an  $.26 per share    One for one       $.26 per share
             annual rate of    plus accrued and  subject to        plus accrued and
             $.02 per share    unpaid            certain           unpaid dividends
             beginning         dividends(1)      antidilution
             January 1, 1999                     adjustments, as
             payable upon                        defined
             liquidation or
             conversion

Series B     Cumulative at an  $.42 per share    One for one       $.42 per share
             annual rate of    plus accrued and  subject to        plus accrued and
             $.03 per share    unpaid            certain           unpaid dividends
             beginning         dividends(1)      antidilution
             January 1, 1999                     adjustments, as
             payable upon                        defined
             liquidation or
             conversion

Series C     Cumulative at an  $.26 per share    One for one       None
             annual rate of    plus accrued and  subject to
             $.02 per share    unpaid            certain
             beginning         dividends(1)      antidilution
             January 1, 1999                     adjustments, as
             payable upon                        defined
             liquidation or
             conversion

Series D     Non-cumulative    $.42 per share    One for one       None
             at the same rate  plus accrued and  subject to
             as dividends      unpaid dividends  certain
             paid on common                      antidilution
             stock payable                       adjustments, as
             upon liquidation                    defined
             or conversion

Series E     Cumulative at an  $1.08 per share   One for one       $1.08 per share
             annual rate of    plus accrued and  subject to        plus accrued and
             $.07 per share    unpaid            certain           unpaid dividends
             beginning June    dividends(1)      antidilution
             6, 2000 payable                     adjustments, as
             upon liquidation                    defined
             or conversion

Series F     Cumulative at an  $2.67 per share   One for one       $2.67 per share
             annual rate of    plus accrued and  subject to        plus accrued and
             $.16 per share    unpaid            certain           unpaid dividends
             beginning April   dividends(1)      antidilution
             22, 2001 payable                    adjustments, as
             upon liquidation                    defined
             or conversion

Series G     Same as Series D  $2.67 per share   One for one       None
                               plus accrued and  subject to
                               unpaid dividends  certain
                                                 antidilution
                                                 adjustments, as
                                                 defined

Series H     Cumulative at an  $4.15 per share   One for one       $4.15 per share
             annual rate of    plus accrued and  subject to        plus accrued and
             $.25 per share    unpaid            certain           unpaid dividends
             beginning         dividends(1)      antidilution
             November 30,                        adjustments, as
             2001 payable                        defined(2)
             upon liquidation
             or conversion

--------
(1) In addition to the liquidation preference amount shown, the preferred stockholder also could have participated on a pro rata basis with common stockholders in the liquidation of additional proceeds, if any, as specified by the preferred stock agreement.

                             VIGNETTE CORPORATION

(2) The Series H Preferred Stock price of $4.15 per share was subject to certain downward adjustments, through an adjustment in the shares of common stock issuable upon conversion, in the event that the Company did not complete a public offering at a price per share approximately 25% higher than the price paid by the Series H preferred stockholders. The adjustments could have reduced the per share value of the Series H Preferred Stock to as low as $2.67 per share.

 Voting Rights

  Each share of common stock has one voting right. Each series of redeemable convertible preferred stock and convertible preferred stock at December 31, 1998 had voting rights equal to the number of common shares into which all shares of a particular series of preferred stock could then be converted.

 Public Offering

  In February 1999, the Company completed an initial public offering in which the Company sold 8,560,000 shares of its common stock for proceeds to the Company of $81.3 million, less offering costs of $7.5 million.

  In December 1999, the Company completed a secondary public offering in which the Company sold 2,676,000 shares of its common stock for proceeds to the Company of $374.3 million, less offering costs of $18.8 million.

 Stock Plans

  The Company has the 1995 Stock Option/Stock Issuance Plan, the 1999 Equity Incentive Plan, the 1999 Supplemental Stock Option Plan, the 1999 Non-Employee Directors Option Plan and the Employee Stock Purchase Plan.

  Under the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), employees, members of the Board of Directors and independent advisors were eligible to be granted options to purchase shares of the Company's common stock or may be issued shares of the Company's common stock directly. Options are immediately exercisable. Upon certain events, the Company has repurchase rights for unvested shares equal to the original exercise price. The Company also has the right of first refusal for any proposed disposition of shares issued under the 1995 Plan. The stock options and the related exercised stock will generally vest over a four year cumulative period. The term of each option is no more than ten years from the date of grant. Stock issuance may be for purchase or as a bonus for services rendered to the Company.

  Under the 1999 Equity Incentive Plan (the "1999 Plan"), employees, non-employee members of the Board and consultants may be granted options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options are exercisable in accordance with each Stock Option Agreement. The term of each option is no more than ten years from the date of grant. There were 2,000,000 shares authorized under the 1999 Plan at December 31, 1999 of which 1,149,446 are available for future grant. As of January 1 of each year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Plan shall automatically increase by a number equal to the lesser of 5% of the total number of shares of the Common Stock then outstanding or 2,000,000 shares.

  Under the 1999 Supplemental Stock Option Plan (the "1999 Supplemental Plan"), employees, non-employee members of the Board and consultants may be granted non-qualified options to purchase shares of common stock. The term and vesting periods are the same as those under the 1999 Plan. There were 8,000,000 shares authorized under the 1999 Supplemental Plan at December 31, 1999 of which 2,192,088 were available for future grants.

                             VIGNETTE CORPORATION

  Under the 1999 Non-Employee Directors Option Plan, non-employee board members may be granted non-statutory options to purchase shares of common stock. Vesting occurs over a four year cumulative period. The term of each option is no more than ten years from the date of grant. There were 500,000 shares authorized under the Non-Employee Directors Option Plan at December 31, 1999 of which 500,000 were available for future grants.

  Under the Employee Stock Purchase Plan ("ESPP"), the Company has reserved 1,500,000 shares of common stock for issuance under the ESPP. As of January 1, each year, the number of shares under the ESPP will automatically increase by the lesser of 2% of the total number of shares of common stock outstanding or 1,500,000 shares. As of December 31, 1999, 261,482 shares were issued under the ESPP.

  In 1998 and 1999, the Company recorded total deferred stock compensation of $8,671,000 and $15,729,000, respectively, in connection with stock options granted during the years ended December 31, 1998 and 1999. In 1998, this amount represents the difference between the exercise price of stock option grants for 8,497,206 shares of common stock and the deemed fair value of the Company's common stock at the time of such grants which ranged from $.11 to $3.31 per share and $.15 to $6.61 per share, respectively. In 1999, this amount represents the difference between the exercise price of stock option grants for 1,220,418 shares of common stock and the deemed fair value of the Company's common stock at the time of such grants which ranged from $2.42 to $83.44 per share and $6.61 to $98.16 per share, respectively. These amounts are being amortized over the vesting periods of the applicable options, resulting in amortization of $2,475,000 and $8,566,000 for the years ended December 31, 1998 and 1999, respectively.

  A summary of the Company's stock option activity and related information through December 31, 1999 follows:

                                                                   Weighted-
                                   Number of       Range of         Average
                                     Shares     Exercise Prices  Exercise Price
                                   ----------  ----------------- --------------
Options outstanding--January 1,
 1997............................   1,131,194  $ .03   - $   .05     $  .04
  Granted........................   4,990,806    .05   -     .11        .08
  Exercised......................    (517,674)   .05   -     .11        .05
  Canceled.......................  (1,251,374)   .05   -     .11        .05
                                   ----------  -----------------     ------
Options outstanding--December 31,
 1997............................   4,352,952    .03   -     .11        .09
  Granted........................  11,706,468    .11   -    3.31       1.45
  Exercised......................  (4,425,746)   .05   -    3.18        .12
  Canceled.......................    (792,520)   .05   -    2.42        .20
                                   ----------  -----------------     ------
Options outstanding--December 31,
 1998............................  10,841,154    .03   -    3.31       1.55
  Granted........................   9,080,258   3.43   -  163.00      52.93
  Exercised......................  (2,282,731)   .03   -    8.70       1.05
  Canceled.......................    (572,105)   .04   -   82.50       7.04
                                   ----------  -----------------     ------
Options outstanding--December 31,
 1999............................  17,066,576  $ .03   - $163.00     $28.93
                                   ==========  =================     ======
Options available for grant at
 December 31, 1999...............   4,136,557
                                   ==========

                             VIGNETTE CORPORATION

  The following is a summary of options outstanding as of December 31, 1999:

                                              Weighted-Average
      Range of        Number of Options          Remaining             Weighted-
      Exercise         Outstanding at         Contractual Life          Average
       Prices         December 31, 1999          (in years)          Exercise Price
      --------        -----------------       ----------------       --------------
   $  .03-$  1.78         4,376,291                 8.28                 $  .60
   $ 2.41-$  4.45         4,290,156                 8.89                 $ 3.13
   $ 6.61-$ 39.38         4,087,129                 9.47                 $26.41
   $40.00-$163.00         4,313,000                 9.84                 $85.79
                         ----------
                         17,066,576
                         ==========

  A total of 2,245,060 shares of outstanding common stock were unvested at December 31, 1999 and may be repurchased by the Company should vesting requirements not be fulfilled. A total of 4,352,952, 10,841,154 and 9,651,985 outstanding options are exercisable at December 31, 1997, 1998 and 1999, respectively.

  Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. During 1997 and 1998, the fair value for these options was estimated at the date of grant using a minimum value option pricing model, and during 1999 the fair value of each option grant was estimated using the Black-Scholes option pricing model, with the following assumptions:

                                                                     Employee
                                                                       Stock
                                        Employee Stock Options     Purchase Plan
                                        -------------------------  -------------
                                         1997     1998     1999        1999
                                        -------  -------  -------  -------------
Risk-free interest rate...............        6%       6%     5.8%        6.3%
Weighted-average expected life of the
 options..............................  4 years  4 years  4 years    .5 years
Dividend rate.........................        0%       0%       0%          0%
Assumed volatility....................      --       --       1.2         1.2
Weighted average fair value of options
 granted:
  Exercise price equal to fair value
   of stock on date of grant..........  $   .02  $  1.10  $ 41.86
  Exercise price less than fair value
   of stock on date of grant..........      --   $   .89  $ 21.70

  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period and stock purchased under the Employee Stock Purchase Plan is amortized over the six-month purchase period. The Company's pro forma information follows (in thousands, except per share data):

                                                  Year ended December 31,
                                                 ---------------------------
                                                  1997      1998      1999
                                                 -------  --------  --------
     Pro forma stock-based compensation
      expense................................... $    11  $    259  $ 25,661
     Pro forma net loss......................... $(7,485) $(26,456) $(68,138)
     Pro forma basic net loss per share......... $ (2.10) $  (4.65) $  (1.49)

 Warrants

  In connection with the issuance of Series A Redeemable Convertible Preferred Stock in February 1996, the Company also issued a warrant to purchase 29,512 shares of Series A Redeemable Convertible Preferred Stock at $.26 per share to a corporation. The warrant is exercisable at any time before the later to occur of March 2006 or five years after a Qualified Public Offering, as that term is defined. No amount was allocated to the value of the above warrants as such amounts were not significant.

                             VIGNETTE CORPORATION

  In December 1998, the Company entered into agreements with a company providing for available credit of up to $5 million and an equipment lease line of $1.25 million. In connection with such agreements, the Company issued a warrant to the company to purchase 180,716 shares of Series H Redeemable Convertible Preferred Stock at an exercise price of $4.15. The Company valued the warrant at $169,000 using the Black-Scholes model, an assumed volatility of 51%, a risk-free interest rate of 6%, a weighted-average expected life of 1 year, and a dividend rate of 0%. Warrants with a value of $157,000 were exercised during the year ended December 31, 1999 under the cashless exercise provision of the warrant agreement.

 Reserved Shares of Common Stock

  At December 31, 1998 and 1999, the Company had reserved 34,126,866 and 19,612 shares of its common stock for issuance upon conversion of its various series of preferred stock and exercise of its warrants, respectively. At December 31, 1998 and 1999, another 12,157,368 and 4,136,557 shares of common stock were reserved for issuance under the Company's various stock plans.


5. Long-term Debt

  Long-term debt consisted of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1998     1999
                                                                -------  ------
   Bank line of credit of $8,000--outstanding principal
    balance payable upon maturity in December 1999. Line bears interest at prime + .75% and is due monthly...............  $ 1,500  $  --
   Bank line of credit of $2,000--outstanding principal
    balance payable monthly in thirty-six equal installments
    beginning December 1998. Line bears interest at prime +
    .75% and is due monthly...................................    1,153     --
   Subordinated line of credit of $5,000 from a company--
    outstanding principal balance payable monthly in thirty
    equal installments beginning six months after the
    execution of an Advanced Request, as defined. Line bears
    interest at 12% and is due monthly........................      --      --
   Lease financing credit of $1,250 from a company--
    outstanding principal balance payable monthly in thirty-
    six equal installments beginning upon execution of an
    Equipment Schedule under the Master Lease Agreement, as
    defined. Line bears interest at 7.5% and is due monthly...      --      --
                                                                -------  ------
                                                                  2,653     --
   Less current portion.......................................   (1,895)    --
                                                                -------  ------
   Long-term portion..........................................  $   758  $  --
                                                                =======  ======
   Available for future borrowings............................  $13,597  $6,250
                                                                =======  ======

  The borrowings under the lines of credit are collateralized by all tangible and intangible property of the Company.

6. Lease Commitments

  The Company has financed the acquisition of certain computers and equipment through sale-leaseback transactions which are accounted for as financings. Included in property and equipment at December 31, 1998 and 1999 are the following assets held under capital leases (in thousands):

                             VIGNETTE CORPORATION

                                                                 December 31,
                                                                 --------------
                                                                  1998    1999
                                                                 ------  ------
     Property and equipment..................................... $   65  $   65
     Less accumulated depreciation..............................    (65)    (65)
                                                                 ------  ------
                                                                 $  --   $  --
                                                                 ======  ======

  Future minimum lease payments for assets under capital leases at December 31, 1998 and 1999 are $7,000 and zero, respectively.

  The Company leases its office facilities and office equipment under various operating lease agreements. Future minimum payments as of December 31, 1999, under these leases, are as follows (in thousands):

     2000............................................................... $ 4,638
     2001...............................................................   4,175
     2002...............................................................   3,735
     2003...............................................................   3,299
     2004...............................................................   2,084
     Thereafter.........................................................   4,213
                                                                         -------
                                                                         $22,144
                                                                         =======

  Rent expense for the years ended December 31, 1997, 1998 and 1999 was $263, $1,512, and $3,760, respectively (in thousands).

7. Income Taxes

  As of December 31, 1999, the Company had federal net operating loss and research and development credit carryforwards of approximately $125,473,000 and $1,493,000, respectively. The net operating loss and credit carryforwards will expire at various dates, beginning in 2011, if not utilized.

  The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event of an "ownership change" of a corporation. The Company's utilization of the net operating losses and tax credits will be subject to a substantial annual limitation due to an "ownership change" resulting from the sales of private equity securities. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

                             VIGNETTE CORPORATION

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 1998 and 1999 are as follows (in thousands):

                                                               December 31,
                                                              ----------------
                                                               1998     1999
                                                              -------  -------
   Deferred tax liabilities:
     Intangible assets....................................... $   --   $(2,398)
     Other...................................................     (47)     (22)
                                                              -------  -------
                                                                  (47)  (2,420)
   Deferred tax assets:
     Depreciable assets......................................     118      413
     Deferred revenue........................................   1,143    6,773
     Tax carryforwards.......................................  10,558   49,025
     Software development costs..............................     153      --
     Amortization of deferred stock compensation.............     918      --
     Accrued liabilities and other...........................     440    1,208
                                                              -------  -------
                                                               13,330   57,419
                                                              -------  -------
   Net deferred tax assets...................................  13,283   54,999
   Valuation allowance for net deferred tax assets........... (13,283) (54,999)
                                                              -------  -------
   Net deferred taxes........................................ $   --   $   --
                                                              =======  =======

  The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. During the year ended December 31, 1999, the valuation allowance increased by approximately $41,716,000 due to stock option deductions which have not been benefited, and the acquisition of Diffusion tax carryforwards. The initial recognition of the tax benefits for the Diffusion deferred tax asset items will first reduce goodwill, then other non-current intangible assets of the acquired entity. Approximately $28,154,000 of the valuation allowance for deferred tax assets relates to benefits for stock option deductions, which when realized, will be allocated directly to contributed capital.

  Undistributed earnings of the Company's foreign subsidiary were immaterial as of December 31, 1998 and 1999. Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and/or state income taxes has been provided thereon.

  The Company's provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

                                                      Year ended December 31,
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
   Federal statutory rate............................  (34.0)%  (34.0)%  (34.0)%
   State taxes, net of federal benefit...............    (3.0)    (2.7)    (1.4)
   In-process research and development...............     --       2.7     12.7
   Stock compensation................................     --       --       4.3
   Change in valuation allowance.....................    37.0     34.8     17.6
   Other.............................................     --       (.8)      .8
                                                      -------  -------  -------
                                                          -- %     -- %     -- %
                                                      =======  =======  =======

                             VIGNETTE CORPORATION

8. Acquired In-Process Research and Development

  During May 1998, the Company acquired from RandomNoise, Inc. certain in-process research and development effort, a developed product and an insignificant amount of equipment in exchange for $100,000 in cash and 751,660 shares of the Company's Series G Convertible Preferred Stock valued at $2.67 share or $2,000,000. Substantially all of the $2,100,000 purchase price was allocated to the acquired in-process research and development efforts based upon the following: (i) the Company assigned no value to the developed product as the Company does not intend to sell, support or enhance such product and the Company believes it has no alternative future use; (ii) the $2.67 per share ascribed to the Company's Series G Convertible Preferred Stock was based on the value per share received from the issuance of Series F Redeemable Convertible Preferred Stock, which occurred in April 1998; and (iii) the allocation of the entire $2,100,000 purchase price was determined to be reasonable based on the Company's estimate of costs it would incur if it had performed this effort internally.

  The in-process research and development effort relates to the development of visual development tool technology using graphical user interface ("GUI") technology not present in the developed product acquired from RandomNoise and not possessed by the Company and at the time of purchase the results of the in-process research and development effort had not progressed to a stage where they met technological feasibility. At the time of the transaction, the Company estimated that an additional 90 person months or $900,000 in costs would be required to complete the beta version of the new GUI-based technology tool, which is expected to be released in February 1999. The additional person months were required to add certain key elements, including: the ability to integrate with database oriented dynamic publishing systems; database interfacing capabilities; enhanced and consistent application performance; memory requirements consistent with those of the Company's other product; multiple Internet browser recognition capabilities; standardized documentation; and automated testing capabilities. As this was the Company's first attempt to develop GUI-based technology, at the time of the transaction there existed a significant amount of uncertainty as to the Company's ability to complete the development of a new product within a timeframe acceptable to the market and ahead of competitors. Additionally, the amount of development required to enable the acquired in-process research and development to be compatible with the Company's primary product was significant, which increased the uncertainty surrounding its successful development. If the Company is not successful in completing the development within the contemplated timeframe, the Company believes that although sales of its primary product to certain customers may be delayed, it will not have a significant adverse effect on the Company's results from operations.

  The Company incurred approximately 105 person months or $1,050,000 in costs related to development of the acquired in-process research and development and was released with Development Center in April 1999.

9. Employee 401(k) Plan

  In 1997, the Company established a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The Company made no contributions in the years ended December 31, 1997, 1998, and 1999.

10. Segments of Business and Geographic Area Information

  The Company considers its business activities to constitute a single segment.

                             VIGNETTE CORPORATION

  A summary of the Company's operations by geographic area follows (in thousands):

                                                     Year ended December 31,
                                                    ---------------------------
                                                     1997      1998      1999
                                                    -------  --------  --------
   Revenue:
     United States
       Domestic.................................... $ 2,948  $ 12,471  $ 76,037
       Other.......................................      76       522       --
                                                    -------  --------  --------
         Total United States.......................   3,024    12,993    76,037
     Europe and Australia..........................     --      3,212    13,148
                                                    -------  --------  --------
         Total revenue............................. $ 3,024  $ 16,205  $ 89,185
                                                    =======  ========  ========
   Net loss:
     United States................................. $(7,447) $(25,756) $(38,953)
     Europe and Australia..........................     (27)     (441)   (3,524)
                                                    -------  --------  --------
         Total..................................... $(7,474) $(26,197) $(42,477)
                                                    =======  ========  ========
   Identifiable assets:
     United States................................. $ 8,417  $ 20,486  $497,561
     Europe and Australia..........................      82     2,295    17,169
                                                    -------  --------  --------
         Total..................................... $ 8,499  $ 22,781  $514,730
                                                    =======  ========  ========



11. Subsequent Events (Unaudited)

  Effective January 18, 2000, Vignette acquired 100 percent of the outstanding stock and assumed all outstanding stock options of Engine 5 Ltd., a provider of Java-based applications, in exchange for approximately $9.2 million in cash and approximately 112,000 shares of Vignette common stock. The Company will account for the transaction as a purchase. The Company will incur one-time acquisition costs and integration related charges associated with the transaction which include costs associated with product integration, cross training, and other merger related costs. Additionally, Vignette anticipates a portion of the purchase price will be allocated to in-process research and development and expensed upon the consummation of the transaction.

  Effective February 15, 2000, Vignette acquired 100 percent of the outstanding stock and assumed all outstanding stock options of DataSage Inc., a provider of e-marketing and personalization applications, in exchange for approximately 3.16 million shares of Vignette common stock. Vignette will account for the transaction as a purchase. The Company will incur one-time acquisition costs and integration related charges associated with the transaction, which include costs associated with product integration, cross training and other merger related costs. Additionally, Vignette anticipates a portion of the purchase price will be allocated to in-process research and development and expensed upon the consummation of the transaction.

  In March 2000, the Board of Directors and shareholders approved an increase in the number of authorized common stock of the Company from 80 million to 500 million shares.

  On April 14, 2000, the Company will effect a three-for-one forward stock split in the form of a stock dividend. Stockholders will receive two additional shares for every share of Vignette common stock held on the record date of March 27, 2000. These shares will be paid after market close on April 13, 2000.