Form 10-Q
period 2000-03-31
VIGNETTE CORP
filed 2000-05-12
CIK 1042185

______________________________________________________________________________
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                       Commission File Number: 000-25375

                              Vignette Corporation
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      74-2769415
 (State or other jurisdiction of                        (I.R.S. Employer
   Incorporation or organization)                      Identification No.)

                           901 SOUTH MOPAC EXPRESSWAY
                              AUSTIN, TEXAS  78746
   (Address, including Zip Code, of registrant's principal executive offices)

                                 (512) 306-4300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of April 30, 2000, there were 192,686,181 shares of the Registrant's common stock outstanding.

_____________________________________________________________________________

                              VIGNETTE CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                   -----
Part I.   Financial Information
 Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets at March 31, 2000 and
              December 31, 1999.................................................       2
              Condensed Consolidated Statements of Operations for the three
              months ended March 31, 2000 and 1999..............................       3
              Condensed Consolidated Statements of Cash Flows for the three
              months ended March 31, 2000 and 1999..............................       4
              Notes to Condensed Consolidated Financial Statements..............       5
 Item 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................       9
 Item 3.      Quantitative and Qualitative Disclosures about Market Risk........      17

PART II.  OTHER INFORMATION
 Item 4.      Submission of Matters to a Vote of Security Holders...............      27
 Item 6.      Exhibits and Reports on Form 8-K..................................      27
SIGNATURES......................................................................      29

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                              VIGNETTE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  in thousands


                             ASSETS                                               March 31,           December 31,
                                                                                    2000                 1999
                                                                                 ----------            --------
                                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents.............................................         $  406,616            $391,278
  Marketable securities and short-term investments......................             11,809              10,951
  Accounts receivable, net..............................................             54,674              45,065
  Prepaid expenses and other............................................              7,038               5,588
                                                                                 ----------            --------
          Total current assets..........................................            480,137             452,882
Property and equipment, net.............................................             16,224              11,059
Investments.............................................................             35,491              27,011
Intangibles, net........................................................            541,253              20,467
Other assets............................................................              2,588               3,311
                                                                                 ----------            --------
          Total assets..................................................         $1,075,693            $514,730
                                                                                 ==========            ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.................................         $   42,616            $ 31,074
  Deferred revenue......................................................             55,404              44,846
  Current portion of long-term debt and capital lease...................                260                 254
  Other current liabilities.............................................              2,228               1,497
                                                                                 ----------            --------
          Total current liabilities.....................................            100,508              77,671
Long-term debt and capital lease, less current portion..................                171                   -
                                                                                 ----------            --------
          Total liabilities.............................................            100,679              77,671
Stockholders' equity....................................................            975,014             437,059
                                                                                 ----------            --------
          Total liabilities and stockholders' equity....................         $1,075,693            $514,730
                                                                                 ==========            ========

                            See accompanying notes.

                              VIGNETTE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      in thousands, except per share data

                                                                                Three Months Ended
                                                                           ------------------------------
                                                                            March 31,           March 31,
                                                                              2000                1999
                                                                           ---------            ---------
Revenue:
  Product license.................................................           $ 29,148            $ 4,623
  Services........................................................             26,081              4,509
                                                                             --------            -------
          Total revenue...........................................             55,229              9,132
Cost of revenue:
  Product license.................................................              1,361                419
  Services........................................................             19,689              4,469
                                                                             --------            -------
          Total cost of revenue...................................             21,050              4,888
                                                                             --------            -------
Gross profit......................................................             34,179              4,244
Operating expenses:
  Research and development........................................              7,534              2,725
  Sales and marketing.............................................             27,072              6,553
  General and administrative......................................              4,890              1,611
  Purchased in-process research and development,
    acquisition-related and other charges.........................             56,475                  -
  Amortization of deferred stock compensation.....................              1,681              1,669
  Amortization of intangibles.....................................             26,081                  -
                                                                             --------            -------
          Total operating expenses................................            123,733             12,558
                                                                             --------            -------
Loss from operations..............................................            (89,554)            (8,314)
Other income, net.................................................              6,037                376
                                                                             --------            -------
Net loss..........................................................           $(83,517)           $(7,938)
                                                                             ========            =======
Basic net loss per common share...................................             $(0.47)            $(0.10)
                                                                             ========            =======
Shares used in computing basic net loss per common
  share...........................................................            178,725             77,928

                            See accompanying notes.

                              VIGNETTE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  in thousands

                                                                                       Three Months Ended
                                                                                  --------------------------------
                                                                                    March 31,           March 31,
                                                                                      2000               1999
                                                                                  ------------         ----------
Operating activities:
  Net loss...............................................................           $(83,517)           $(7,938)
  Adjustments to reconcile net loss to net cash
     provided by/(used in) operating activities:
       Depreciation......................................................              1,781                441
       Noncash compensation expense......................................              1,681              1,669
       Amortization......................................................             26,081                  -
       Purchased in-process research and development,
        acquisition-related and other charges (noncash)..................             56,349                  -
      Other noncash items................................................               (229)                 -
      Changes in operating assets and liabilities, net of effects from purchase of business:
         Accounts receivable, net........................................             (7,982)            (3,275)
         Note receivable from employee...................................                  -                 58
         Prepaid expenses and other......................................             (7,956)                (8)
         Accounts payable and accrued expenses...........................              7,455               (454)
         Deferred revenue................................................             10,105              6,204
         Other liabilities...............................................                724                274
                                                                                    --------            -------
               Net cash provided by/(used in) operating activities.......              4,492             (3,029)

Investing activities:
  Purchase of property and equipment.....................................             (5,418)            (1,710)
  Purchase of businesses, net of cash acquired...........................             16,896                  -
  Purchase of short-term investments.....................................               (858)                 -
  Purchase of equity securities..........................................             (8,480)                 -
                                                                                    --------            -------
               Net cash provided by/(used in) investing activities.......              2,140             (1,710)

Financing activities:
  Proceeds from issuance of common stock, net............................                  -             73,757
  Payments of long-term debt and capital lease obligations...............                (49)              (105)
  Proceeds from exercise of stock options and purchase of ESPP shares....              8,735                609
  Proceeds from exercise of warrants.....................................                  -                251
  Payments for repurchase of unvested common stock.......................                  -                 (3)
                                                                                    --------            -------
               Net cash provided by financing activities.................              8,686             74,509

Effect of exchange rate changes on cash and cash equivalents.............                 20                (23)
                                                                                    --------            -------
Net increase in cash and cash equivalents................................             15,338             69,747
Cash and cash equivalents at beginning of period.........................            391,278             12,242
                                                                                    --------            -------
Cash and cash equivalents at end of period...............................           $406,616            $81,989
                                                                                    ========            =======

                            See accompanying notes.

                              VIGNETTE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2000

NOTE 1 -- General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the "Company" or "Vignette"). All material intercompany accounts and transactions have been eliminated in consolidation.

The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the United States Securities Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

NOTE 2 -- NET LOSS PER SHARE

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

The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock and redeemable convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering occurring in February 1999. Accordingly, a pro forma calculation assuming the conversion of all outstanding shares as of March 31, 2000 and 1999 of convertible preferred stock and redeemable convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance is presented below.

The following table presents the calculation of basic and pro forma basic net loss per common share (in thousands, except per share data):

                                                                 Three Months Ended
                                                            ------------------------------
                                                             March 31,            March 31,
                                                               2000                 1999
                                                            -------------------------------
Net loss.........................................            $(83,517)           $ (7,938)
                                                             ========            ========
Basic:
  Shares used in computing basic net
    loss per common share........................             178,725              77,928
                                                             ========            ========
  Basic net loss per common share................            $  (0.47)           $  (0.10)
                                                             ========            ========
Pro forma:
  Common shares used above.......................             178,725              77,928
  Pro forma adjustment to reflect weighted
    effect of assumed conversion of
    convertible preferred stock..................                   -              55,938
                                                             --------            --------
  Shares used in computing pro forma
    basic net loss per common share..............             178,725             133,866
                                                             ========            ========
  Pro forma basic net loss per common
     share.......................................            $  (0.47)           $  (0.06)
                                                             ========            ========


NOTE 3 -- COMPREHENSIVE LOSS

The Company's comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains and losses on investments held as available-for-sale investments. Total comprehensive loss was $83.5 million and $7.9 million for the three month periods ended March 31, 2000 and 1999, respectively.


NOTE 4 -- BUSINESS COMBINATIONS

During the first quarter of fiscal year 2000, Vignette acquired all of the outstanding stock and assumed all outstanding stock options of two individual companies: Engine 5, Ltd. and DataSage, Inc. Both acquisitions were accounted for as business purchase combinations.

Engine 5.   Effective January 18, 2000, the Company acquired Engine 5, Ltd.
("Engine 5"), a developer of enterprise-wide Java server technology, in exchange for 248,012 shares of Vignette common stock and approximately $4.9 million in cash. Of the common stock initially exchanged, approximately 143,397 shares related to the assumption of Engine 5's existing pre-acquisition stock option grants. The total cost of the acquisition, including transaction costs, was approximately $20.0 million. The acquired net assets were recorded at their estimated fair values at the effective date of acquisition. The following table present the allocation of the purchase price (in thousands):

Acquired technology.................................................      $ 1,000
Workforce...........................................................          300
Excess of cost over fair value of net assets acquired...............       19,771
Net fair value of tangible assets acquired and liabilities assumed..       (1,093)
                                                                          -------
Purchase price......................................................      $19,978
                                                                          =======

Additionally, contingent consideration of approximately 88,461 shares of Vignette common stock and approximately $4.3 million will be based upon defined future employment requirements earned through the first quarter of fiscal year 2002. The contingent consideration related to the Engine 5 acquisition is not included in the total purchase price, above, but will be recorded when the future employment requirements have been met.

The amounts allocated to acquired technology and workforce are being amortized over the asset's estimated useful life which is equivalent to a two-year period. Similarly, the excess of cost over fair value of net assets acquired is being amortized over the asset's estimated useful life which is equivalent to a two-year period.

DataSage. Effective February 15, 2000, the Company acquired all of the outstanding stock and assumed all outstanding stock options of DataSage, Inc. ("DataSage"), a leading provider of e-Marketing and personalization applications that help organizations create a comprehensive single enterprise-wide view of their customers, in exchange for 9,479,229 shares of Vignette common stock. The total cost of the acquisition, including transaction costs, was approximately $586.6 million. The acquired net assets were recorded at their estimated fair values at the effective date of acquisition. The following table presents the allocation of the purchase price (in thousands):

In-process research and development.................................       $ 43,400
Acquired technology.................................................          4,000
Workforce...........................................................          3,300
Trademark...........................................................            800
Excess of cost over fair value of net assets acquired...............        517,696
Net fair value of tangible assets acquired and liabilities assumed..         17,400
                                                                           --------
Purchase price......................................................       $586,596
                                                                           ========

The amounts allocated to acquired technology, workforce and trademark are being amortized over the assets' estimated useful life which is equivalent to a three-year period. Similarly, the excess of cost over fair value of net assets acquired is being amortized over the asset's estimated useful life which is equivalent to a three-year period.

Because these two respective acquisitions were accounted for as purchases, the results of operations will be included with those of the Company for periods subsequent to their respective acquisition dates. The following presents the unaudited pro forma combined results of operations of Vignette with Engine 5 and DataSage for the three month periods ended March 31, 2000 and 1999, after giving effect to certain pro forma adjustments. These pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective on January 1, 1999 and 2000 or of future results of operations of the consolidated entities (in thousands, except for per share data):

                                                                         Three Months Ended
                                                                     ----------------------------
                                                                     March 31,           March 31,
                                                                       2000                1999
                                                                    -----------------------------
Revenue...................................................           $ 56,304            $  9,743
Operating loss............................................            (72,080)            (58,529)
Net loss..................................................            (65,559)            (58,107)
Basic loss per share......................................           $  (0.36)           $  (0.63)

In connection with our respective acquisitions of Engine 5 and DataSage, we incurred one-time acquisition costs and integration-related charges, which include costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the DataSage purchase price was allocated to in-process research and development based upon an independent third party appraisal and expensed upon the consummation of the transaction. These related charges totaled $56.5 million for the quarter ended March 31, 2000.

NOTE 5 -- CAPITAL STRUCTURE

In November 1999, the Company announced a two-for-one stock split in the form of a stock dividend. Stockholders received one additional share for each share of Vignette common stock held on the record date of November 15, 1999. These shares were paid after market close on December 1, 1999. All financial information contained herein reflects effects of this stock dividend.

In March 2000, the stockholders approved an increase in the number of authorized common stock of the Company from 80 million to 500 million shares.

In April 2000, the Company effected a three-for-one stock split in the form of a stock dividend. Stockholders received two additional shares for each share of Vignette common stock held on the record date of March 27, 2000. These shares were paid after market close on April 13, 2000. All financial information contained herein reflects effects of this stock dividend.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL STATEMENTS ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS. WE ARE UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT ON FORM 10-Q TO CONFORM THESE STATEMENTS TO ACTUAL RESULTS. SEE ITEM 3, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

OVERVIEW

We are a leading global provider of e-Business application software products and services. Our e-Business solutions are designed to enable businesses to build successful and sustainable online businesses. Our e-Business solutions allow both traditional brick-and-mortar and startup dot-com businesses to create and manage Internet business channels that are designed to attract, engage and retain their customers, partners, and suppliers online. Using our solutions, our clients build e-Business applications which are focused on personalized and mass customized multiple touchpoints and communication channels. We were founded in December 1995. To date, we have developed and released several versions of our StoryServer product and have sold our products and services to 665 clients. We market and sell our products worldwide primarily through our direct sales force but also market through third party providers.

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

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, as well as personnel and other expenses related to providing professional services. Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred significant losses since inception and, as of March 31, 2000, we had an accumulated deficit of approximately $163.3 million. We believe our success depends on further increasing our client base and on growth in the emerging e-Business solutions market. Accordingly, we intend to continue to invest heavily in sales, marketing, professional services, research and development and in our operational and financial systems. Furthermore, we expect to continue to incur substantial operating losses, excluding amortization of intangibles and stock-based compensation, at least through the third quarter of 2000, and our expected increase in operating expenses will require significant increases in revenues before we become profitable.

We had 1095 full-time employees at March 31, 2000, up from 350 March 31, 1999. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. In addition, we expect that future expansion will continue to challenge our ability to hire, train, motivate, and manage our employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If our total revenue does not increase relative to our operating expenses, our management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or our management otherwise fails to manage our expansion effectively, there would be a material adverse effect on our business, operating results and financial condition.

Effective January 18, 2000, we acquired Engine 5, Ltd. ("Engine 5"), a developer of enterprise-wide Java server technology, in exchange for 248,012 shares of Vignette common stock and approximately $4.9 million in cash. Of the common stock initially exchanged, approximately 143,397 shares related to the assumption of Engine 5's existing pre-acquisition stock option grants. The total cost of the acquisition, including transaction costs, was approximately $20.0 million. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net liabilities were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of Engine 5 will be included with those of the Company for the periods subsequent to the date of the acquisition.

Additionally, contingent consideration of approximately 88,461 shares of Vignette common stock and approximately $4.3 million will be based upon defined future employment requirements earned through the first quarter of fiscal year 2002. The contingent consideration related to the Engine 5 acquisition is not included in the total purchase price, above, but will be recorded when the future employment requirements have been met.

Effective February 15, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of DataSage, Inc. ("DataSage"), a leading provider of e-Marketing and personalization applications that help organizations create a comprehensive single enterprise-wide view of their customers, in exchange for 9,479,229 shares of Vignette common stock. The total cost of the acquisition, including transaction costs, was approximately $586.6 million. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of DataSage will be included with those of the Company for the periods subsequent to the date of the acquisition.

In connection with our respective acquisitions of Engine 5 and DataSage, we incurred one-time acquisition costs and integration-related charges, which include costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the DataSage purchase price was allocated to in-process research and development based upon an independent third party appraisal and expensed upon the consummation of the transaction. These related charges totaled $56.5 million for the quarter ended March 31, 2000.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our consolidated statements of operations.

                                                                          Three Months Ended
                                                                     ----------------------------
                                                                       March 31,        March 31,
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:                              2000             1999
                                                                      ---------------------------
Revenue:
  Product license............................................              53%              51%
  Services...................................................              47               49
                                                                        -----             ----
          Total revenue......................................             100              100
Cost of revenue:
  Product license............................................               2                5
  Services...................................................              36               49
                                                                        -----             ----
          Total cost of revenue..............................              38               54
                                                                        -----             ----
Gross profit.................................................              62               46
Operating expenses:
  Research and development...................................              14               30
  Sales and marketing........................................              49               72
  General and administrative.................................               9               18
  Purchased in-process research and development,
    acquisition-related and other charges....................             102                -
  Amortization of deferred stock compensation................               3               18
  Amortization of intangibles................................              47                -
                                                                        -----             ----
          Total operating expenses...........................             224              138
                                                                        -----             ----
Loss from operations.........................................            (162)             (92)
Other income, net............................................              11                4
                                                                        -----             ----
Net loss.....................................................            (151)%            (88)%
                                                                        =====             ====

Revenue

Total revenue increased 505% to $55.2 million in the three months ended
March 31, 2000 from $9.1 million in the three months ended March 31, 1999. This increase was attributable to an increase in our client base, which grew from 229 at the end of the first quarter of 1999 to 665 at the end of the first quarter of 2000, an increase in the average deal size of new client orders and follow-on orders from existing clients. Although our total revenue has increased in recent periods, we cannot be certain that total revenue will grow in future periods or that it will grow at similar rates as in the past.

Product License. Product license revenue increased 531% to $29.2 million in the three months ended March 31, 2000 from $4.6 million in the three months ended March 31, 1999, representing 53% and 51% of total revenue, respectively. The increase in product license revenue in absolute dollars was due to increases in the number of clients and the average deal size of new client orders resulting from growing market acceptance of our StoryServer product line over prior periods as well as increase in follow-on orders from existing clients.

Services. Services revenue increased 478% to $26.1 million in the three months ended March 31, 2000 from $4.5 million in the three months ended March 31, 1999, representing 47% and 49% of total revenue, respectively. Services revenue from professional services fees continue to be the primary component of total services revenue, representing 37% of total revenues in the three months ended March 31, 2000 as compared to 39% in the three months March 31, 1999. The increase in all types of services revenue was due primarily to an increase in the number of clients and the sale of product licenses, which generally include or lead to contracts to perform professional services and purchases of software maintenance and technical support service agreements.

We believe that growth in our product license sales depends on our ability to provide our clients with support, training, consulting and implementation services and educating third-party resellers on how to implement our products. As a result, we continued to expand our professional services organization throughout 2000 and intend to continue expanding our professional services organization for the foreseeable future. We do not believe that services revenue will continue to increase as a percentage of total revenue.

Cost of Revenue

Product License. Product license costs consist of expenses we incur to manufacture, package and distribute our products and related documentation and costs of licensing third-party software incorporated into our products. Product license costs increased to $1.4 million in the three months ended March 31, 2000 from $419,000 in the three months ended March 31, 1999, representing 5% and 9% of product license revenue, respectively. The increase in absolute dollars for the three month periods was principally a result of both product license sales growth and royalties paid to third party vendors for technology embedded in our product offerings. Product license costs decreased as a percentage of product license revenue primarily because significant product license revenue growth outpaced increases in product license costs in addition to a higher average sales price in 2000 relative to 1999. We expect product license costs to increase in the future in absolute dollar terms due to additional clients licensing our products and the acquisition of OEM licenses to third-party technology that we may choose to embed in our product offerings.

Services. Services costs include salary expense and other related costs for our professional service, maintenance and customer support staffs, as well as third-party contractor expenses. Services costs increased to $19.7 million in the three months ended March 31, 2000 from $4.5 million in the three months ended March 31, 1999, representing 76% and 99% of services revenue, respectively. The increase in absolute dollars resulted from rapidly expanding our services organization. The overall improvement in services gross profit margin reflects increased leverage from the productivity of support, training, consulting and implementation activities. We expect services costs to increase in the future in absolute dollars to the extent that services revenues increase. We expect services costs as a percentage of services revenue to decrease over time. Services costs as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

Professional services-related costs increased to $18.8 million in the three months ended March 31, 2000 from $4.1 million in the three months ended March 31, 1999, representing 91% and 114% of professional services-related revenue, respectively. Maintenance and support-related costs increased to $867,000 in the three months ended March 31, 2000 from $373,000 in the three months ended March 31, 1999, representing 16% and 41% of maintenance and support-related revenue, respectively.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased to $7.5 million in the three months ended March 31, 2000 from $2.7 million in the three months ended March 31, 1999, representing 14% and 30% of total revenue, respectively. The increase in absolute dollars was due to the increase in engineering personnel and to the expansion of our product offerings. The decrease in research and development as a percentage of total revenue resulted primarily because significant revenue growth outpaced increases in research and development expenditures. We believe that continued investment in research and development is critical to maintaining a competitive advantage, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods. Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expenses increased to $27.1 million in the three months ended March 31, 2000 from $6.6 million in the three months ended March 31, 1999, representing 49% and 72% of total revenue, respectively. Sales and marketing expenses increased in absolute dollars due to a significant increase in sales and marketing personnel, increased marketing program expenditures as well as higher commissions resulting from the absolute dollar growth in our customer bookings. The decrease in sales and marketing expenses as a percentage of total revenue resulted primarily because significant revenue growth outpaced increases in sales and marketing expenditures. We believe these expenses will continue to increase in absolute dollars in future periods as we expect to continue to expand our sales and marketing efforts to promote further growth. We also anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue from period to period as new sales personnel are hired and begin to achieve productivity and the timing of new product releases.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations and finance employees, legal and accounting services and certain facilities-related expenses. General and administrative expenses increased to $4.9 million in the three months ended March 31, 2000 from $1.6 million in the three months ended March 31, 1999, representing 9% and 18% of total revenue, respectively. The increase in absolute dollars for these periods was due to increased personnel and facility expenses necessary to support our expanding operations. General and administrative expenses decreased as a percentage of total revenue primarily because significant revenue growth outpaced increases in general and administrative expenditures. We believe general and administrative expenses will increase in absolute dollars as we expect to increase staffing and infrastructure expenses to support our continued growth.

Purchased In-Process Research and Development, Acquisition-Related and Other Charges. Effective January 18, 2000, Vignette acquired all of the outstanding stock and assumed all outstanding stock options of Engine 5, Ltd. ("Engine 5"), a developer of enterprise-wide Java server technology, in exchange for 248,012 shares of Vignette common stock and approximately $4.9 million in cash. Of the common stock initially exchanged, approximately 143,397 shares related to the assumption of Engine 5's existing pre-acquisition stock option grants. The total cost of the acquisition, including transaction costs, was approximately $20.0 million. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net liabilities were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of Engine 5 will be included with those of the Company for the periods subsequent to the date of the acquisition.

Additionally, contingent consideration of approximately 88,461 shares of Vignette common stock and approximately $4.3 million will be based upon defined future employment requirements earned through the first quarter of fiscal year 2002. The contingent consideration related to the Engine 5 acquisition is not included in the total purchase price, above, but will be recorded when the future employment requirements have been met.

Effective February 15, 2000, Vignette acquired all of the outstanding stock and assumed all outstanding stock options of DataSage, Inc. ("DataSage"), a leading provider of e-Marketing and personalization applications that help organizations create a comprehensive single enterprise-wide view of their customers, in exchange for 9,479,229 shares of Vignette common stock. The total cost of the acquisition, including transaction costs, was approximately $586.6 million. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of DataSage will be included with those of the Company for the periods subsequent to the date of the acquisition.

In connection with our respective acquisitions of Engine 5 and DataSage, we incurred one-time acquisition costs and integration-related charges, which include costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the DataSage purchase price was allocated to in-process research and development based upon an independent third party appraisal and expensed upon the consummation of the transaction. These related charges totaled $56.5 million for the quarter ended March 31, 2000.

Amortization of Deferred Stock Compensation. We have recorded deferred compensation for the difference between the exercise price of certain stock option grants and the deemed fair value of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $1.7 million for both three-month periods ended March 31, 2000 and 1999, respectively.

Amortization of Intangibles. In conjunction with our acquisition of Engine 5, effective January 18, 2000, the purchase price amounts allocated to acquired technology of $1.0 million and workforce of $300,000 as well as excess of cost over fair value of net assets acquired of $19.8 million are being amortized over the assets' estimated useful life which is equivalent to two years.

Similarly, in conjunction with our acquisition of DataSage, effective February 15, 2000, the purchase price amounts allocated to acquired technology of $4.0 million, workforce of $3.3 million and trademark of $800,000 as well as excess of cost over fair value of net assets acquired of $517.7 million are being amortized over the assets' estimated useful life which is equivalent to three years.

Other Income, Net

Other income, net consists primarily of interest income and expense. Other income, net increased to $6.0 million in the three months ended March 31, 2000 from $376,000 in the three months ended March 31, 1999. The significant increase was due to interest income earned from cash balances on hand resulting from our initial and secondary public offerings in February 1999 and December 1999, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $4.5 million for the first quarter ended March 31, 2000 and cash used by operating activities for the same quarter ended March 31, 1999 was $3.0 million. Net cash provided by operating activities increased primarily due to changes in operating working capital.

Our investing activities consisted of capital expenditures totaling $5.4 million and $1.7 million for the three month periods ended March 31, 2000 and 1999, respectively, to acquire property and equipment, mainly computer hardware and software, for our growing employee base. In addition, during the first quarter of 2000, our investing activities included purchases of equity securities totaling $8.5 million for strategic investments in other e-Commerce companies. We expect that our investing activities will continue to increase in the foreseeable future as we support our continued growth.

Net cash provided by financing activities in the three month periods ended March 31, 2000 and 1999 were $8.7 million and $74.5 million, respectively. The decrease in cash provided by financing activities was due primarily to the timing of our initial public offering in the first quarter of 1999.

At March 31, 2000, we had $406.6 million in cash and cash equivalents and $379.6 million in working capital. We have agreements with Comdisco, Inc. providing for available credit of up to $5.0 million over a period of 36 months at an interest rate of 12% per year and an equipment lease line of $1.25 million over a period of 36 months at an interest rate of 7.5% per year. The line of credit with Comdisco, Inc. is secured by our receivables, equipment, fixtures, inventory and all other tangible property. We are currently in compliance with all related financial covenants and restrictions. At March 31, 2000, we have no outstanding borrowings under this credit agreement.

In the first quarter of 2000, we continued to expand our product offerings through the acquisition of complementary businesses. In January 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of Engine 5, Ltd. ("Engine 5") in exchange for $4.9 million in cash and approximately 248,012 shares of Vignette common stock plus contingent consideration of approximately 88,461 shares of Vignette common stock and approximately $4.3 million that will be based upon defined future employment requirements earned through the first quarter of fiscal year 2002. We are in the process of integrating Engine 5's Java-based application services into Vignette's e-Business applications. In February 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of DataSage, Inc. ("DataSage") in exchange for approximately 9,479,229 million shares of Vignette common stock. Similarly, we are in the process of integrating DataSage's e-marketing and personalization applications into Vignette's e-Business applications.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which defers for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, Statement 133 is now effective for our fiscal year 2001. We have minimal use of derivatives, except for our strategic investments which are generally in the form of redeemable convertible preferred stock. We have not determined the impact, if any, that the adoption of Statement 133 will have on our results of operations or financial position.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We have adopted the provisions of SAB 101 for all transactions during the year ending December 31, 2000. The application of SAB 101 did not have a material impact on our results of operations or our financial position.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Australia, England, France, Germany and Singapore and conduct transactions in the local currency of each location. The impact of fluctuations in the relative value of other currencies was not material for the three months ended March 31, 2000.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. Our investment policy requires us to invest funds in excess of current operating requirements in:

 .  obligations of the U.S. government and its agencies;
 .  investment grade state and local government obligations;
 .  securities of U.S. corporations rated A1 or P1 by Standard & Poor's or the
   Moody's equivalents; and/or
 . money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

At March 31, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt maturing in less than 90 days.

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

RISKS RELATED TO OUR BUSINESS

We Expect to Incur Future Losses

We incurred net losses of $3.6 million for the year ended December 31, 1996, $7.5 million for the year ended December 31, 1997, $26.2 million for the year ended December 31, 1998, $42.5 million for the year ended December 31, 1999 and $83.5 million for the three month period ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of $163.3 million. We have not achieved profitability and we expect to incur net losses for the foreseeable future. To date, we have primarily funded our operations from the sale of equity securities and have not generated cash from operations. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown significantly in recent quarters, we cannot be certain that we can sustain these growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

We Expect Our Quarterly Revenues and Operating Results to Fluctuate

Our revenues and operating results have varied significantly from quarter to quarter in the past and we expect our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

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

Our Quarterly Results Often Depend on a Small Number of Large Orders

We derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. Although we do not believe that the loss of any particular customer would have an adverse effect on our business, our operating results could be materially adversely affected if we were unable to complete one or more substantial license sales in any future period. For example, in five of the last thirteen quarters in the period ended March 31, 2000, we had at least one customer that accounted for at least 10% of total revenue in such quarter.

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

We May Be Unable to Attract Necessary Third Party Service Providers Which Could Affect Our Ability to Provide Support, Consulting and Implementation Services for Our Products

There may be a shortage of third party service providers to assist our clients with the implementation of our products. We do not believe our professional services organization will be able to fulfill the expected demand for support, consulting and implementation services for our products. We are actively attempting to supplement the capabilities of our services organization by attracting and educating third party service providers and consultants to also provide these services. We may not be successful in attracting these third party providers or maintaining the interest of current third party providers. In addition, these third parties may not devote enough resources to these activities. A shortfall in service capabilities may affect our ability to sell our software.

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

We received 19% of our total revenue in the quarter ended March 31, 2000, through licenses and services sold to clients located outside of the United States. We expect international revenue to account for a significant percentage of total revenue in the future and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

To date, a majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. In addition, although we cannot predict the potential consequences to our business as a result of the adoption of the Euro as a common currency in the European Economic Community, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of pricing transparency. To date, we have not engaged in any foreign exchange hedging transactions and we are therefore subject to foreign currency risk.

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

Many of these companies, as well as some other competitors, have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors such as Netscape and Microsoft may bundle their products in a manner that many discourage users from purchasing our products. In addition, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

We must Successfully Integrate Our Recent Acquisitions of Diffusion, Inc., Engine 5, Ltd. and DataSage, Inc.

We acquired Diffusion, Inc., Engine 5, Ltd. and DataSage, Inc. on June 30, 1999, January 18, 2000 and February 15, 2000, respectively. Our failure to successfully address the risks associated with our acquisitions of these companies could have a material adverse effect on our ability to develop and market products based on their respective technologies. In particular, we are developing integrated products and, accordingly, are devoting significant resources to product development, sales and marketing. The success of these acquisitions will depend on our ability to:

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

We are exposed to the risk that the Year 2000 Issue could disrupt our operations. However, as discussed in prior filings, we undertook certain planning and implementation efforts. We did not experience any significant system failures at the turning of the new millennium. We presently believe that the Year 2000 Issue has been mitigated. The amounts incurred and expensed for developing and carrying out the plans to complete the Year 2000 modifications did not have a material effect on our operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Update."

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

We May Be Unable to Meet Our Future Capital Requirements

We expect the cash on hand, cash equivalents, marketable securities and short-term investments, and commercial credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months. After that time, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

PART II -- OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of stockholders held on March 14, 2000, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that we are authorized to issue from 80,000,000 to 500,000,000 (the "Amendment"). Stockholders holding 39,574,697 shares of Common Stock voted "For" the Amendment, stockholders holding 8,653,080 shares of Common Stock voted "Against" the Amendment and stockholders holding 20,040 shares of Common Stock abstained.

ITEMS 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as a part of this Report:


Exhibit No.                                                 Description
-----------       ----------------------------------------------------------------------------------------
    2.1*          Agreement between Registrant and Diffusion, Inc. dated May 10, 1999.
    2.2**         Agreement between Registrant and DataSage, Inc. dated January 7, 2000.
    3.1+          Certificate of Incorporation of the Registrant.
    3.2****       Amendment to Certificate of Incorporation.
    3.3+          Bylaws of the Registrant.
    4.1           Reference is made to Exhibits 3.1, 3.2. and 3.3
    4.2+          Specimen common stock certificate.
    4.3+          Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.
   10.1+          Form of Indemnification Agreements.
   10.2+          1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
   10.3+          1999 Equity Incentive Plan.
   10.4+          Employee Stock Purchase Plan.
   10.5+          1999 Non-Employee Directors Option Plan.
   10.6+          Security and Loan Agreement dated March 24, 1998 between the Registrant and Imperial Bank.
   10.7+          Lease Agreement dated September 20, 1996 between the Registrant and David B. Barrow, Jr.
   10.8+          First Supplement to Lease Agreement dated November 4, 1997 between Registrant and 3410 Far
                  West, Ltd.
   10.9+          Second Supplement to Lease Agreement dated February 23, 1998 between Registrant and 3410 Far
                  West, Ltd.
   10.10+         Office Lease Agreement date August 4, 1998 between Registrant and B.O. III, Ltd.
   10.11+         "Prism" Development and Marketing Agreement dated July 19, 1996 between the Registrant and
                  CNET, Inc.
   10.12+         Letter Amendment to "Prism" Development and Marketing Agreement between the Registrant and
                  CNET, Inc. dated August 15, 1998 and attachments thereto.
   10.13+         Software License Agreement dated April 6, 1998 between Registrant and Net Perceptions, Inc.
   10.14+         StoryServer Q2 Volume Purchase Agreement between Registrant and Tribune Interactive Inc.
   10.15+         Protege Software (Holdings) Confidential Professional Services Agreement dated November 15,
                  1997.
   10.16+         Subordinated Loan and Security Agreement dated December 3, 1998 between Registrant and
                  Comdisco, Inc.
   10.17+         Master Lease Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
   23.1***        Consent of Independent Auditors.
   27.1           Financial Data Schedule.

_________
+ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-68345).
* Incorporated by reference to the Company's Form 8-K filed on July 15, 1999 (File No. 000-25375).
** Incorporated by reference to the Company's Form 8-K filed on February 29, 2000 (File No. 000-25375).

*** Incorporated by reference to the Company's Registration Statement on Form S-3 (File No.333-33794).
**** Incorporated by reference to the Company's definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000.

(b)  Reports on Form 8-K

(i) Report on Form 8-K filed on February 29, 2000 containing Agreement between Registrant and DataSage, Inc. dated January 7, 2000 and text of press release dated February 15, 2000, announcing that the Registrant acquired all of the outstanding stock and assumed all outstanding stock options of DataSage, Inc. in exchange for approximately 9.48 million shares of Registrant common stock.

(ii) Report on Form 8-K/A filed on March 30, 2000 amending the Form 8-K filed on February 29, 2000 to include financial statements and pro forma financial information provided in accordance with the instructions for Item 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     VIGNETTE CORPORATION

Date: May 11, 2000                   By: /s/ Joel G. Katz
                                         -----------------------------------
                                     Joel G. Katz
                                     Secretary and
                                     Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                     Financial Officer)