Form 10-Q
period 2000-06-30
VIGNETTE CORP
filed 2000-08-14
CIK 1042185

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2000, there were 231,654,477 shares of the Registrant's common stock outstanding.

================================================================================

                              VIGNETTE CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS



                                                                                   Page
                                                                                   -----
PART I.  FINANCIAL INFORMATION
    Item 1.   Financial Statements
              Condensed Consolidated Balance Sheets at June 30, 2000 and               2
              December 31, 1999.................................................

              Condensed Consolidated Statements of Operations for the three
              months and six months ended June 30, 2000 and 1999................       3

              Condensed Consolidated Statements of Cash Flows for the six
              months ended June 30, 2000 and 1999...............................       4

              Notes to Condensed Consolidated Financial Statements..............       5

    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................       9

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk........      16

PART II.  OTHER INFORMATION
    Item 4.   Submission of Matters to a Vote of Security Holders...............      26

    Item 6.   Exhibits and Reports on Form 8-K..................................      27
SIGNATURES......................................................................      28

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                              VIGNETTE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  in thousands



                           ASSETS                                                 June 30,           December 31,
                                                                                    2000                 1999
                                                                                 ----------          ------------
                                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents.............................................         $  383,541            $391,278
  Marketable securities and short-term investments......................             11,481              10,951
  Accounts receivable, net..............................................            106,398              45,065
  Prepaid expenses and other............................................              6,565               5,588
                                                                                 ----------            --------
          Total current assets..........................................            507,985             452,882
Property and equipment, net.............................................             21,800              11,059
Investments.............................................................             60,309              27,011
Intangibles, net........................................................            492,166              20,467
Other assets............................................................              3,481               3,311
                                                                                 ----------            --------
          Total assets..................................................         $1,085,741            $514,730
                                                                                 ==========            ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.................................         $   56,645            $ 31,074
  Deferred revenue......................................................             75,510              44,846
  Current portion of long-term debt and capital lease...................                257                 254
  Other current liabilities.............................................              5,806               1,497
                                                                                 ----------            --------
          Total current liabilities.....................................            138,218              77,671
Long-term debt and capital lease, less current portion..................                135                   -
                                                                                 ----------            --------
          Total liabilities.............................................            138,353              77,671
Stockholders' equity                                                                947,388             437,059
                                                                                 ----------            --------
          Total liabilities and stockholders' equity....................         $1,085,741            $514,730
                                                                                 ==========            ========

                            See accompanying notes.

                              VIGNETTE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      in thousands, except per share data

                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                      -----------------------------   ---------------------------
                                                              2000            1999            2000          1999
                                                          --------        --------       ---------      --------
Revenue:
  Product license..................................       $ 42,173        $  7,575       $  71,321      $ 12,198
  Services.........................................         34,958           7,298          61,039        11,807
                                                          --------        --------       ---------      --------
          Total revenue............................         77,131          14,873         132,360        24,005
Cost of revenue:
  Product license..................................          2,372             734           3,733         1,153
  Services.........................................         25,724           5,765          45,413        10,234
                                                          --------        --------       ---------      --------
          Total cost of revenue....................         28,096           6,499          49,146        11,387
                                                          --------        --------       ---------      --------
Gross profit.......................................         49,035           8,374          83,214        12,618
Operating expenses:
  Research and development.........................         10,386           2,992          17,920         5,717
  Sales and marketing..............................         34,661          10,027          61,733        16,580
  General and administrative.......................          7,533           1,738          12,423         3,349
  Purchased in-process research and development,
    acquisition-related and other charges..........          3,135          14,690          59,610        14,690
  Amortization of deferred stock compensation......          1,320           1,288           3,001         2,957
  Amortization of intangibles......................         48,503               -          74,584             -
                                                          --------        --------       ---------      --------
          Total operating expenses.................        105,538          30,735         229,271        43,293
                                                          --------        --------       ---------      --------
Loss from operations...............................        (56,503)        (22,361)       (146,057)      (30,675)
Other income, net..................................          5,814             834          11,851         1,210
                                                          --------        --------       ---------      --------
Net loss...........................................       $(50,689)       $(21,527)      $(134,206)     $(29,465)
                                                          ========        ========       =========      ========
Basic net loss per common share....................       $  (0.27)       $  (0.14)      $   (0.73)     $  (0.26)
                                                          ========        ========       =========      ========
Shares used in computing basic net loss per common
  share............................................        187,007         150,735         182,969       114,528

                            See accompanying notes.

                              VIGNETTE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  in thousands

                                                                                   Six Months Ended June 30,
                                                                                 ------------------------------
                                                                                      2000               1999
                                                                                 -----------         ----------
Operating activities:
  Net loss...............................................................          $(134,206)          $(29,465)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation......................................................              3,673              1,019
       Noncash compensation expense......................................              3,001              2,957
       Amortization......................................................             74,584                  -
       Purchased in-process research and development,
        acquisition-related and other charges (noncash)..................             57,536             14,512
      Other noncash items................................................                522                  -
      Changes in operating assets and liabilities, net of effects from purchase of businesses:
         Accounts receivable, net........................................            (59,706)            (6,648)
         Prepaid expenses and other......................................             (8,377)            (1,628)
         Accounts payable and accrued expenses...........................             21,484              2,881
         Deferred revenue................................................             30,211             11,218
         Other liabilities...............................................              4,302                415
                                                                                   ---------           --------
               Net cash used in operating activities.....................             (6,976)            (4,739)

Investing activities:
  Purchase of property and equipment.....................................            (12,861)            (3,824)
  Purchase of businesses, net of cash acquired...........................             16,896                 56
  Purchase of short-term investments.....................................               (530)                 -
  Purchase of equity securities..........................................            (15,401)            (2,000)
                                                                                   ---------           --------
               Net cash used in investing activities.....................            (11,896)            (5,768)

Financing activities:
  Proceeds from issuance of common stock, net............................                  -             73,757
  Payments of long-term debt and capital
       lease obligations.................................................                (88)            (2,660)
  Proceeds from exercise of stock options
       and purchase of employee stock purchase plan shares...............             11,255                632
  Proceeds from exercise of warrants.....................................                  -                251
  Payments for repurchase of unvested common
         stock...........................................................                  -                 (3)
                                                                                   ---------           --------
               Net cash provided by financing activities.................             11,167             71,977
Effect of exchange rate changes on cash and cash equivalents.............                (32)                41
                                                                                   ---------           --------
Change in cash and cash equivalents......................................             (7,737)            61,511
Cash and cash equivalents at beginning of period.........................            391,278             12,242
                                                                                   ---------           --------
Cash and cash equivalents at end of period...............................          $ 383,541           $ 73,753
                                                                                   =========           ========

                            See accompanying notes.

                              VIGNETTE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 2000

NOTE 1 -- GENERAL AND BASIS OF FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the "Company" or "Vignette"). All material intercompany accounts and transactions have been eliminated in consolidation.

The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock and redeemable convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering which occurred in February 1999. Accordingly, a pro forma calculation assuming the conversion of all outstanding shares as of June 30, 1999 of convertible preferred stock and redeemable convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance is presented below.

The following table presents the calculation of basic and pro forma basic net loss per common share (in thousands, except per share data):

                                                          THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                        --------------------------------------------------------------------
                                                           2000                1999                 2000                1999
                                                        --------------------------------------------------------------------
Net loss...................................             $(50,689)           $(21,527)           $(134,206)           $(29,465)
                                                        ========            ========            =========            ========
Basic:
  Shares used in computing basic net
    loss per common share..................              187,007             150,735              182,969             114,528
                                                        ========            ========            =========            ========
  Basic net loss per common share..........             $  (0.27)           $  (0.14)           $   (0.73)           $  (0.26)
                                                        ========            ========            =========            ========
Pro forma:
  Common shares used above.................              187,007             150,735              182,969             114,528
  Pro forma adjustment to reflect weighted
    effect of assumed conversion of
    convertible preferred stock............                   -                   -                    -              27,546
                                                       --------            --------            ---------            --------
  Shares used in computing pro forma
    basic net loss per common share........             187,007             150,735              182,969             142,074
                                                       ========            ========            =========            ========
  Pro forma basic net loss per common
     share.................................            $  (0.27)           $  (0.14)           $   (0.73)           $  (0.21)
                                                       ========            ========            =========            ========


NOTE 3 -- COMPREHENSIVE LOSS

The Company's comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains and losses on investments held as available-for-sale investments. The following table presents the calculation of other comprehensive income for the comparative three and six months ended June 30, 2000 and 1999, respectively (in thousands):

                                                  THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                              ----------------------------------------------------------------------
                                                  2000                 1999                2000               1999
                                              ----------------------------------------------------------------------
Net loss...........................           $(50,689)            $(21,527)          $(134,206)          $(29,465)
Foreign currency translation
   adjustments.....................               (511)                  64                  (7)                41
Unrealized gain on
   investments.....................             17,965                    -              17,736                  -
                                              --------             --------           ---------           --------
Total comprehensive loss...........           $(33,235)            $(21,463)          $(116,477)          $(29,424)
                                              ========             ========           =========           ========


NOTE 4 -- BUSINESS COMBINATIONS

During the first quarter of fiscal year 2000, Vignette acquired all of the outstanding stock and assumed all outstanding stock options of two individual companies: Engine 5, Ltd. and DataSage, Inc. Both acquisitions were accounted for as business purchase combinations.

Engine 5.   Effective January 18, 2000, the Company acquired Engine 5, Ltd.
("Engine 5"), a developer of enterprise-wide Java server technology, in exchange for 248,012 shares of Vignette common stock and approximately $4.9 million in cash. Of the common stock initially exchanged, approximately 143,397 shares related to the assumption of Engine 5's existing pre-acquisition stock option grants. The total cost of the acquisition, including transaction costs of $400,000, was approximately $20.0 million. The acquired net assets were recorded at their estimated fair values at the effective date of acquisition. The following table presents the allocation of the purchase price (in thousands):

Acquired technology.................................................      $ 1,000
Workforce...........................................................          300
Excess of cost over fair value of net assets
  acquired..........................................................       19,771
Net fair value of tangible assets acquired and
  liabilities assumed...............................................       (1,093)
                                                                          -------
Purchase price......................................................      $19,978
                                                                          =======

Additionally, contingent consideration of approximately 88,461 shares of Vignette common stock and approximately $4.3 million in cash will be based upon defined future employment requirements earned through the first quarter of fiscal year 2002. The contingent consideration related to the Engine 5 acquisition is not included in the total purchase price, above, but will be expensed when the future employment requirements have been satisfied.

The amounts allocated to acquired technology and workforce are being amortized over the assets' estimated useful life which is equivalent to a two-year period. Similarly, the excess of cost over fair value of net liabilities acquired is being amortized over the assets estimated useful life which is equivalent to a two-year period.

DataSage. Effective February 15, 2000, the Company acquired all of the outstanding stock and assumed all outstanding stock options of DataSage, Inc. ("DataSage"), a leading provider of e-Marketing and personalization applications that help organizations create a comprehensive single enterprise-wide view of their customers, in exchange for 9,479,229 shares of Vignette common stock. The total cost of the acquisition, including transaction costs of $1.1 million, was approximately $586.6 million. The acquired net assets were recorded at their estimated fair values at the effective date of acquisition. The following table presents the allocation of the purchase price (in thousands):

In-process research and development.................................       $ 43,400
Acquired technology.................................................          4,000
Workforce...........................................................          3,300
Trademark...........................................................            800
Excess of cost over fair value of net assets
  acquired..........................................................        517,596
Net fair value of tangible assets acquired and
  liabilities assumed...............................................         17,500
                                                                           --------
Purchase price......................................................       $586,596
                                                                           ========

The amounts allocated to acquired technology, workforce and trademark are being amortized over the assets' estimated useful life which is equivalent to a three-year period. Similarly, the excess of cost over fair value of net assets acquired is being amortized over the assets estimated useful life which is equivalent to a three-year period.

Because these two respective acquisitions were accounted for as purchases, the results of operations have been included with those of the Company for periods subsequent to their respective acquisition dates. The following presents the unaudited pro forma combined results of operations of Vignette with Engine 5 and DataSage for the six-month periods ended June 30, 2000 and 1999, after giving effect to certain pro forma adjustments. These pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective on January 1, 1999 or of future results of operations of the consolidated entities (in thousands, except for per share data):

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                     ------------------------------------
                                                                             2000               1999
                                                                     ------------------------------------
Revenue.......................................................           $ 133,435          $  26,383
Operating loss................................................            (128,583)          (122,065)
Net loss......................................................            (116,248)          (120,778)
Basic loss per share..........................................           $   (0.63)         $   (1.00)

In connection with our respective acquisitions of Engine 5 and DataSage, we incurred one-time acquisition costs and integration-related charges, which included costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the DataSage purchase price was allocated to in-process research and development based upon an independent third party appraisal and expensed upon the consummation of the transaction. These related charges totaled $3.1 million and $59.6 million for the three-month and six-month periods ended June 30, 2000, respectively.


NOTE 5 -- CAPITAL STRUCTURE

In November 1999, the Company announced a two-for-one stock split in the form of a stock dividend. Stockholders received one additional share for each share of Vignette common stock held on the record date of November 15, 1999. These shares were paid after market close on December 1, 1999. All financial information contained herein retroactively reflects the effect of this stock dividend.

In April 2000, the Company effected a three-for-one stock split in the form of a stock dividend. Stockholders received two additional shares for each share of Vignette common stock held on the record date of March 27, 2000. These shares were paid after market close on April 13, 2000. All financial information contained herein retroactively reflects the effect of this stock dividend.


NOTE 6 -- SUBSEQUENT EVENT

Effective July 5, 2000, the Company acquired all of the outstanding stock and assumed all outstanding stock options of OnDisplay, Inc. ("OnDisplay"), a leading provider of XML technology that powers business-to-business integration, in exchange for approximately 35.9 million shares of the Company's common stock. Under the terms of the agreement, OnDisplay stockholders received 1.58 shares of Vignette common stock in exchange for each share of OnDisplay common stock. The estimated purchase consideration totaled approximately $1.5 billion, inclusive of estimated acquisition and severance costs. The acquisition will be accounted for as a purchase business combination and accordingly, the total assets acquired and liabilities assumed will be recorded at their respective fair values. The excess of cost over fair value of net assets acquired will be amortized over the assets estimated useful life and will be recorded in the Company's consolidated results of operations commencing on the effective date of the acquisition.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL STATEMENTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS. WE ARE UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT ON FORM 10-Q TO CONFORM THESE STATEMENTS TO ACTUAL RESULTS. SEE ITEM 3, "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

OVERVIEW

We are a leading global provider of e-Business application software products and services. Our e-Business solutions are designed to enable businesses to build successful and sustainable online businesses. Our e-Business solutions allow both traditional brick-and-mortar and startup dot-com businesses to create and manage Internet business channels that are designed to attract, engage and retain their customers, partners, and suppliers online. Using our solutions, our clients build e-Business applications which are focused on personalized and mass customized multiple touchpoints and communication channels. We were founded in December 1995. To date, we have developed and released several versions of our product and have sold our products and services to 802 clients. We market and sell our products worldwide primarily through our direct sales force but also market through third party providers.

We derive our revenue from the sale of software product licenses and from professional consulting, maintenance and support services. Product license revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. Services revenue consists of fees from professional services and from maintenance and telephone support. Professional services include integration of software, application development, training and software installation. We bill professional services fees on a time-and-materials basis. We recognize professional services fees billed on a time-and-materials basis as the services are performed. Our clients typically purchase maintenance agreements annually, and we price maintenance agreements based on a percentage of our current product list price. We price telephone support based on differing levels of support. Clients purchasing maintenance agreements receive unspecified product upgrades and electronic, Web-based technical support, while purchasers of support contracts receive additional telephone support. We recognize revenue from maintenance and support agreements ratably over the term of the agreement, typically one year. We record cash receipts from clients and billed amounts due from clients in excess of revenue recognized as deferred revenue. The timing and amount of cash receipts from clients can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period.

Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result of these investments and charges related to acquisitions, we have incurred significant losses since inception and, as of June 30, 2000, we had an accumulated deficit of approximately $214.0 million. We believe our success depends on further increasing our client base and on growth in the emerging e-Business solutions market. Accordingly, we intend to continue to invest heavily in sales, marketing, professional services, research and development and in our operational and financial systems. Furthermore, we expect to continue to incur substantial operating losses, excluding amortization of intangibles and stock-based compensation, at least through the first quarter of 2001, and our expected increase in operating expenses will require significant increases in revenues before we become profitable on an operating basis.

We had 1,468 full-time employees at June 30, 2000, up from 422 at June 30, 1999. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. In addition, we expect that future expansion will continue to challenge our ability to hire, train, motivate, and manage our employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If our total revenue does not increase relative to our operating expenses, our management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or our management otherwise fails to manage our expansion effectively, there would be a material adverse effect on our business, operating results and financial condition.

Effective January 18, 2000, we acquired Engine 5, Ltd. ("Engine 5"), a developer of enterprise-wide Java server technology, in exchange for 248,012 shares of Vignette common stock and approximately $4.9 million in cash. Of the common stock initially exchanged, approximately 143,397 shares related to the assumption of Engine 5's existing pre-acquisition stock option grants. The total cost of the acquisition, including transaction costs of $400,000, was approximately $20.0 million. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net liabilities were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of Engine 5 have been included with those of the Company for the periods subsequent to the date of the acquisition.

Additionally, contingent consideration of approximately 88,461 shares of Vignette common stock and approximately $4.3 million in cash will be based upon defined future employment requirements earned through the first quarter of fiscal year 2002. The contingent consideration related to the Engine 5 acquisition is not included in the total purchase price, above, but will be expensed when the future employment requirements have been met.

Effective February 15, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of DataSage, Inc. ("DataSage"), a leading provider of e-Marketing and personalization applications that help organizations create a comprehensive single enterprise-wide view of their customers, in exchange for 9,479,229 shares of Vignette common stock. The total cost of the acquisition, including transaction costs, was approximately $586.6 million. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of DataSage have been included with those of the Company for the periods subsequent to the date of the acquisition.

In connection with our respective acquisitions of Engine 5 and DataSage, we incurred one-time acquisition costs and integration-related charges, which included costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the DataSage purchase price was allocated to in-process research and development based upon an independent third party appraisal and expensed upon the consummation of the transaction. These related charges totaled $3.1 million and $59.6 million for the three-month and six-month periods ended June 30, 2000, respectively.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

                                                            THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                           -----------------------------   ---------------------------
                                                              2000               1999          2000            1999
                                                           ---------          ----------   -----------      ----------
Revenue:
  Product license..................................             55%              51%             54%             51%
  Services.........................................             45               49              46              49
                                                              ----            -----           -----           -----
          Total revenue............................            100              100             100             100
Cost of revenue:
  Product license..................................              3                5               3               5
  Services.........................................             33               39              34              43
                                                              ----            -----           -----           -----
          Total cost of revenue....................             36               44              37              48
                                                              ----            -----           -----           -----
Gross profit.......................................             64               56              63              52
Operating expenses:
  Research and development.........................             13               20              14              24
  Sales and marketing..............................             45               67              47              69
  General and administrative.......................             10               12               9              14
  Purchased in-process research and development,
    acquisition-related and other charges..........              4               99              45              61
  Amortization of deferred stock compensation......              2                9               2              12
  Amortization of intangibles......................             63                -              56               -
                                                              ----            -----           -----           -----
          Total operating expenses.................            137              207             173             180
                                                              ----            -----           -----           -----
Loss from operations...............................            (73)            (151)           (110)           (128)
Other income, net..................................              7                6               9               5
                                                              ----            -----           -----           -----
Net loss...........................................           (66)%           (145)%          (101)%          (123)%
                                                              ====            =====           =====           =====


Revenue

Total revenue increased 419% to $77.1 million in the three months ended June 30, 2000 from $14.9 million in the three months ended June 30, 1999. Total revenue increased 451% to $132.4 million in the six months ended June 30, 2000 from $24.0 million in the six months ended June 30, 1999. This increase was attributable to an increase in our client base, which grew from 296 at the end of the second quarter of 1999 to 802 at the end of the second quarter of 2000, new client business and follow-on business from existing clients. Although our total revenue has increased in recent periods, we cannot be certain that total revenue will grow in future periods or that it will grow at similar rates as in the past.

Product License. Product license revenue increased 457% to $42.2 million in the three months ended June 30, 2000 from $7.6 million in the three months ended June 30, 1999, representing 55% and 51% of total revenue, respectively. Product license revenue increased 485% to $71.3 million in the six months ended June 30, 2000 from $12.2 million in the six months ended June 30, 1999, representing 54% and 51% of total revenue, respectively. The increase in product license revenue in absolute dollars was due to increases in the number of new client orders and implementations resulting from growing market acceptance of our product lines over prior periods, as well as an increase in follow-on business from existing clients.

Services. Services revenue increased 379% to $35.0 million in the three months ended June 30, 2000 from $7.3 million in the three months ended June 30, 1999, representing 45% and 49% of total revenue, respectively. Services revenue increased 417% to $61.0 million in the six months ended June 30, 2000 from $11.8 million in the six months ended June 30, 1999, representing 46% and 49% of total revenue, respectively. Services revenue from professional services fees continue to be the primary component of total services revenue, representing 36% of total revenues in the three months ended June 30, 2000 as compared to 40% in the three months June 30, 1999. The increase in all types of services revenue was due primarily to an increase in the number of clients, which generally include or lead to contracts to perform professional services and training and purchases of software maintenance and technical support service agreements.

We believe that growth in our product license sales depends on our ability to provide our clients with support, training, consulting and implementation services and educating third-party resellers on how to implement our products. As a result, we continued to expand our professional services organization during the first half of 2000 and intend to continue expanding our professional services organization for the foreseeable future. We do not expect services revenue to increase as a percentage of total revenue.

Cost of Revenue

Product License. Product license costs consist of expenses we incur to manufacture, package and distribute our products and related documentation and costs of licensing third-party software incorporated into our products. Product license costs increased to $2.4 million in the three months ended June 30, 2000 from $734,000 in the three months ended June 30, 1999, representing 6% and 10% of product license revenue, respectively. Product license costs increased to $3.7 million in the six months ended June 30, 2000 from $1.2 million in the six months ended June 30, 1999, representing 5% and 9% of product license revenue, respectively. The increase in absolute dollars for the three and six month periods was principally a result of both product license sales growth and royalties paid to third party vendors for technology embedded in our product offerings. Product license costs decreased as a percentage of product license revenue primarily because significant product license revenue growth outpaced increases in product license costs in addition to a higher average sales price in 2000 relative to 1999. We expect product license costs to increase in the future in absolute dollar terms due to additional clients licensing our products and the acquisition licenses to third-party technology that we may choose to embed in our product offerings.

Services. Services costs include salary expense and other related costs for our professional service, maintenance and customer support staffs, as well as third-party contractor expenses. Services costs increased to $25.7 million in the three months ended June 30, 2000 from $5.8 million in the three months ended June 30, 1999, representing 74% and 79% of services revenue, respectively. Services costs increased to $45.4 million in the six months ended June 30, 2000 from $10.2 million in the six months ended June 30, 1999, representing 74% and 87% of services revenue, respectively. The increase in absolute dollars resulted from the rapid expansion of our services organization. The overall improvement in services gross profit margin reflects increased leverage from the productivity of support, training, consulting and implementation activities. We expect services costs to increase in the future in absolute dollars to the extent that services revenues increase. We expect services costs as a percentage of services revenue to decrease over time. Services costs as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

Professional services-related costs increased to $24.6 million in the three months ended June 30, 2000 from $5.3 million in the three months ended June 30, 1999, representing 89% and 90% of professional services-related revenue, respectively. Professional services-related costs increased to $43.4 million in the six months ended June 30, 2000 from $9.4 million in the six months ended June 30, 1999, representing 90% and 99% of professional services-related revenue, respectively. Maintenance and support-related costs increased to $1.2 million in the three months ended June 30, 2000 from $429,000 in the three months ended June 30, 1999, representing 16% and 32% of maintenance and support-related revenue, respectively. Maintenance and support-related costs increased to $2.0 million in the six months ended June 30, 2000 from $802,000 in the six months ended June 30, 1999, representing 16% and 36% of maintenance and support-related revenue, respectively.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased to $10.4 million in the three months ended June 30, 2000 from $3.0 million in the three months ended June 30, 1999, representing 13% and 20% of total revenue, respectively. Research and development expenses increased to $17.9 million in the six months ended June 30, 2000 from $5.7 million in the six months ended June 30, 1999, representing 14% and 24% of total revenue, respectively. The increase in absolute dollars was due to the increase in engineering personnel and to the expansion of our product offerings. The decrease in research and development as a percentage of total revenue resulted primarily because significant revenue growth outpaced increases in research and development expenditures. We believe that continued investment in research and development is critical to maintaining a competitive advantage, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods. Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expenses increased to $34.7 million in the three months ended June 30, 2000 from $10.0 million in the three months ended June 30, 1999, representing 45% and 67% of total revenues, respectively. Sales and marketing expenses increased to $61.7 million in the six months ended June 30, 2000 from $16.6 million in the six months ended June 30, 1999, representing 47% and 69% of total revenue, respectively. Sales and marketing expenses increased in absolute dollars due to a significant increase in sales and marketing personnel, increased marketing program expenditures as well as higher commissions resulting from the absolute dollar growth in our customer bookings. The decrease in sales and marketing expenses as a percentage of total revenue resulted primarily because significant revenue growth outpaced increases in sales and marketing expenditures. We believe these expenses will continue to increase in absolute dollars in future periods as we expect to continue to expand our sales and marketing efforts to promote further growth. We also anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue from period to period as new sales personnel are hired and begin to achieve productivity and achieve commission accelerators as well as the timing of new product releases.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations, finance, accounting, information technology, and legal employees and certain facilities-related expenses. General and administrative expenses increased to $7.5 million in the three months ended June 30, 2000 from $1.7 million in the three months ended June 30, 1999, representing 10% and 12% of total revenue, respectively. General and administrative expenses increased to $12.4 million in the six months ended June 30, 2000 from $3.4 million in the six months ended June 30, 1999, representing 9% and 14% of total revenue, respectively. The increase in absolute dollars for these periods was due to increased personnel, information technology and facility expenses necessary to support our expanding operations. General and administrative expenses decreased as a percentage of total revenue primarily because significant revenue growth outpaced increases in general and administrative expenditures. We believe general and administrative expenses will increase in absolute dollars as we expect to increase staffing and infrastructure expenses to support our continued growth.

Purchased In-Process Research and Development, Acquisition-Related and Other Charges. In connection with our acquisitions of Engine 5 and DataSage, we incurred one-time acquisition costs and integration-related charges, which include costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the DataSage purchase price was allocated to in-process research and development based upon an independent third party appraisal and was expensed upon the consummation of the transaction. These related charges totaled $3.1 million and $59.6 million for the three-month and six-month periods ended June 30, 2000, respectively.

Amortization of Deferred Stock Compensation. We have recorded deferred compensation for the difference between the exercise price of certain stock option grants and the estimated fair value of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $1.3 million for both three-month periods ended June 30, 2000 and 1999, respectively. Amortization expense related to deferred compensation was $3.0 million for both six-month periods ended June 30, 2000 and 1999, respectively.

Amortization of Intangibles. In conjunction with our acquisition of Diffusion Inc., effective June 30, 1999, the purchase price amounts allocated to acquired technology of $6.3 million and workforce of $900,000, as well as excess of cost over fair value of net assets acquired of $14.1 million, are being amortized over the assets' estimated useful lives which is equivalent to three years.

In conjunction with our acquisition of Engine 5, effective January 18, 2000, the purchase price amounts allocated to acquired technology of $1.0 million and workforce of $300,000, as well as excess of cost over fair value of net assets acquired of $19.8 million, are being amortized over the assets' estimated useful lives, which is equivalent to two years.

Similarly, in conjunction with our acquisition of DataSage, effective February 15, 2000, the purchase price amounts allocated to acquired technology of $4.0 million, workforce of $3.3 million and trademark of $800,000, as well as excess of cost over fair value of net assets acquired of $517.6 million, are being amortized over the assets' estimated useful lives, which is equivalent to three years.

Intangible amortization expense resulting from the above acquisitions was $48.5 million and $74.6 million for the three months and six months ended June 30, 2000, respectively.

Other Income, Net

Other income, net consists primarily of interest income and expense. Other income, net increased to $5.8 million in the three months ended June 30, 2000 from $834,000 in the three months ended June 30, 1999. Other income, net increased to $11.9 million in the six months ended June 30, 2000 from $1.2 million in the six months ended June 30, 1999. The increase was due to larger cash balances on hand resulting from our initial and secondary public offerings in February 1999 and December 1999, respectively, coupled with increases in investment yields.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $7.0 million and $4.7 million in the six months ended June 30, 2000 and 1999, respectively. The increase in cash used in operating activities relates to a higher accounts receivable balance which results primarily from increased sales.

Net cash used in investing activities was $11.9 million and $5.8 million in the six months ended June 30, 2000 and 1999, respectively. Our investing activities consisted largely of capital expenditures totaling $12.9 million and $3.8 million for the six months period ended June 30, 2000 and 1999, respectively, to acquire property and equipment, mainly computer hardware and software and leasehold improvements for facilities expansions for our growing employee base. In addition, during the first half of 2000, our investing activities primarily included purchases of equity securities totaling $13.6 million for strategic investments in companies as compared to $2.0 million for the comparable period in 1999.

Our purchase of businesses, net of cash received, partially offset our use of cash in investing activities by $16.9 million and $56,000 in the six months ended June 30, 2000 and 1999, respectively. We expect that our investing activities will continue to increase in the foreseeable future as we support our continued growth.

Net cash provided by financing activities in the six months ended June 30, 2000 and 1999 was $11.2 million and $72.0 million, respectively. Cash provided by financing activites in the six months ended June 30, 2000 resulted primarily from proceeds received from the exercise of stock options and purchase of employee stock purchase plan shares. Cash provided from financing activities for the six months ended June 30, 1999 resulted from our initial public offering in the first quarter of 1999.

At June 30, 2000, we had $383.5 million in cash and cash equivalents and $369.8 million in working capital. Based on our current operating plan, we believe that our cash on hand, cash equivalents, short-term investments and commercial credit facilities will be sufficient to meet our cash requirements for the foreseeable future, including working capital requirements and planned capital expenditures. We may require additional funds for other purposes and may seek to raise such additional funds through public and private equity financings from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

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

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June 2000, SAB 101B was released which delays the effective date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect the adoption of SAB 101 to have a material impact on our results of operations or our financial position.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Europe and the Asia Pacific region and conduct transactions in the local currency of each location. The impact of fluctuations in the relative value of other currencies was not material for the six months ended June 30, 2000.

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

At June 30, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt maturing in less than 90 days.

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

RISKS RELATED TO OUR BUSINESS

We Expect to Incur Future Losses

We incurred net losses of $3.6 million for the year ended December 31, 1996, $7.5 million for the year ended December 31, 1997, $26.2 million for the year ended December 31, 1998, $42.5 million for the year ended December 31, 1999 and $134.2 million for the six months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $214.0 million. We have not achieved profitability and we expect to incur net losses for the foreseeable future. To date, we have primarily funded our operations from the sale of equity securities and have not generated cash from operations. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown significantly in recent quarters, we cannot be certain that we can sustain these growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

Our Operating Results May Be Adversely Affected By Small Delays in Customer Orders or Product Implementations

Small delays in customer orders or product implementations can cause significant variability in our license revenues and operating results for any particular period. We derive a substantial portion of our revenue from the sale of products with related services. In certain cases, our revenue recognition policy requires us to substantially complete the implementation of our product before we can recognize software license revenue, and any end of quarter delays in product implementation could materially adversely affect operating results for that quarter.

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

We received 25% of our total revenue in the quarter ended June 30, 2000, through licenses and services sold to clients located outside of the United States. We expect international revenue to account for an increasing percentage of total revenue in the future and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

We Have Relied and Expect to Continue to Rely on Sales of Our V/5 Product Line for Our Revenue

We currently derive substantially all of our revenues from the license and related upgrades, professional services and support of our V/5 software products. We expect that we will continue to depend on revenue related to new and enhanced versions of our V/5 product line for at least the next several quarters. We cannot be certain that we will be successful in upgrading and marketing our products or that we will successfully develop and market new products and services. If we do not continue to increase revenue related to our existing products or generate revenue from new products and services, our business, operating results and financial condition would be materially adversely affected.

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

We must Successfully Integrate Our Recent Acquisitions of, Engine 5, Ltd., DataSage, Inc. and OnDisplay, Inc.

We acquired Engine 5, Ltd., DataSage, Inc. and OnDisplay Inc. on January 18, 2000, February 15, 2000, and July 5, 2000, respectively. Our failure to successfully address the risks associated with our acquisitions of these companies could have a material adverse effect on our ability to develop and market products based on their respective technologies. In particular, we are developing integrated products and, accordingly, are devoting significant resources to product development, sales and marketing. The success of these acquisitions will depend on our ability to:

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

The Internet is Generating Privacy Concerns in the Public and Within Governments, Which Could Result in Legislation Materially and Adversely Affecting Our Business or Result in Reduced Sales of Our Products, or Both

Businesses use our V/5 products to develop and maintain profiles to tailor the content to be provided to Web site visitors. Typically, the software captures profile information when consumers, business customers or employees visit a Web site and volunteer information in response to survey questions. Usage data collected over time augments the profiles. However, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting certain Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. We are not aware of any such legislation or regulatory requirements currently in effect in the United States. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be materially adversely affected.

Our V/5 products use "cookies" to track demographic information and user preferences. A "cookie" is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but generally removable by the user. Germany has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged passage of laws limiting or abolishing the use of cookies. If such laws are passed, our business, operating results and financial condition could be materially adversely affected.

We Develop Complex Software Products Susceptible to Software Errors or Defects that Could Result in Lost Revenues, or Delayed or Limited Market Acceptance

Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance, which would have a material adverse effect on our business, operating results and financial condition.

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

PART II -- OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's stockholders was held on May 15,2000. At that meeting, two proposals were submitted to a vote of the Company's stockholders. Proposal 1 was a proposal to elect two Class I directors (with Joseph A. Marengi and Steven G. Papermaster being nominees). Proposal 2 was a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent public accountants.

                                                                            NUMBER OF VOTES
                                                  -----------------------------------------------------------------
                                                                                        ABSTAIN/         BROKER
                     PROPOSAL                             FOR            AGAINST        WITHHOLD        NON-VOTE
                                                  -----------------   -------------   ------------    -------------
Proposal 1 - Election of directors:
   Joseph A. Marengi                                   53,424,584           -               -               -
   Steven G. Papermaster                               53,421,551           -               -               -
Proposal 2 - Ratification of Ernst & Young LLP
   appointment                                         53,489,612       8,489          25,574               -

Consequently, all proposals were passed by the stockholders.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following exhibits are filed as a part of this Report:

Exhibit No.                                                 Description
---------------   ---------------------------------------------------------------------------------------------------

       2.1*       Agreement between Registrant and Diffusion, Inc. dated May 10, 1999.
       2.2**      Agreement between Registrant and DataSage, Inc. dated January 7, 2000.
       2.3****    Agreement and Plan of Merger, among Registrant, Wheels Acquisition Corp. and OnDisplay, Inc.
                  dated May 21, 2000.
       3.1+       Certificate of Incorporation of the Registrant.
       3.2***     Amendment to Certificate of Incorporation.
       3.3+       Bylaws of the Registrant.
       4.1        Reference is made to Exhibits 3.1, 3.2. and 3.3
       4.2+       Specimen common stock certificate.
       4.3+       Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.
      10.1+       Form of Indemnification Agreements.
      10.2+       1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
      10.3+       1999 Equity Incentive Plan.
      10.4+       Employee Stock Purchase Plan.
      10.5+       1999 Non-Employee Directors Option Plan.
      10.6+       Security and Loan Agreement dated March 24, 1998 between the Registrant and Imperial Bank.
      10.7+       Lease Agreement dated September 20, 1996 between the Registrant and David B. Barrow, Jr.
      10.8+       First Supplement to Lease Agreement dated November 4, 1997 between Registrant and 3410 Far
                  West, Ltd.
      10.9+       Second Supplement to Lease Agreement dated February 23, 1998 between Registrant and 3410 Far
                  West, Ltd.
      10.10+      Office Lease Agreement date August 4, 1998 between Registrant and B.O. III, Ltd.
      10.11+      "Prism" Development and Marketing Agreement dated July 19, 1996 between the Registrant and
                  CNET, Inc.
      10.12+      Letter Amendment to "Prism" Development and Marketing Agreement between the Registrant and
                  CNET, Inc. dated August 15, 1998 and attachments thereto.
      10.13+      Software License Agreement dated April 6, 1998 between Registrant and Net Perceptions, Inc.
      10.14+      StoryServer Q2 Volume Purchase Agreement between Registrant and Tribune Interactive Inc.
      10.15+      Protege Software (Holdings) Confidential Professional Services Agreement dated November 15,
                  1997.
      10.16+      Subordinated Loan and Security Agreement dated December 3, 1998 between Registrant and
                  Comdisco, Inc.
      10.17+      Master Lease Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
      27.1        Financial Data Schedule.

_________
+ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-68345).
* Incorporated by reference to the Company's Form 8-K filed on July 15, 1999 (File No. 000-25375).
** Incorporated by reference to the Company's Form 8-K filed on February 29, 2000 (File No. 000-25375).
*** Incorporated by reference to the Company's definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000.
**** Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 333-38478).

(b)  REPORTS ON FORM 8-K

(i) Report on Form 8-K filed on April 25, 2000 containing Registrant's April 19, 2000 press release announcing first quarter sales and earnings for the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             VIGNETTE CORPORATION


Date: August 14, 2000                        By: /s/ Joel G. Katz
                                             -------------------------------
                                             Joel G. Katz
                                             Secretary and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)