Form 10-Q
period 2000-09-30
VIGNETTE CORP
filed 2000-11-14
CIK 1042185

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of October 31, 2000, there were 235,737,360 shares of the Registrant's common stock outstanding.

===============================================================================

                             VIGNETTE CORPORATION
                          FORM 10-Q QUARTERLY REPORT
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS



                                                                                  Page
                                                                                  -----
Part I.    Financial Information

   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets at September 30, 2000 and
            December 31, 1999...................................................    2

            Condensed Consolidated Statements of Operations for the three
            months and nine months ended September 30, 2000 and 1999............    3

            Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2000 and 1999............................    4

            Notes to Condensed Consolidated Financial Statements................    5

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................   10

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........   18

Part II.   Other Information

   Item 6.  Exhibits and Reports on Form 8-K....................................   28

SIGNATURES......................................................................   30

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                              VIGNETTE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  in thousands


                                  ASSETS                                        September 30,      December 31,
                                                                                     2000              1999
                                                                              -----------------------------------
                                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents.............................................        $  486,956           $391,278
  Marketable securities and short-term investments......................            12,339             10,951
  Accounts receivable, net..............................................           105,265             45,065
  Prepaid expenses and other............................................            10,627              5,588
                                                                                ----------           --------
          Total current assets..........................................           615,187            452,882
Property and equipment, net.............................................            40,977             11,059
Investments.............................................................            71,462             27,011
Intangibles, net........................................................         1,606,695             20,467
Other assets............................................................             5,857              3,311
                                                                                ----------           --------
          Total assets..................................................        $2,340,178           $514,730
                                                                                ==========           ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.................................        $   84,016           $ 31,074
  Deferred revenue......................................................           103,573             44,846
  Current portion of long-term debt and capital lease...................             2,565                254
  Other current liabilities.............................................             7,168              1,497
                                                                                ----------           --------
          Total current liabilities.....................................           197,322             77,671
Long-term debt and capital lease, less current portion..................             3,629                  -
                                                                                ----------           --------
          Total liabilities.............................................           200,951             77,671

Stockholders' equity....................................................         2,139,227            437,059
                                                                                ----------           --------
          Total liabilities and stockholders' equity....................        $2,340,178           $514,730
                                                                                ==========           ========

                            See accompanying notes.

                             VIGNETTE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      in thousands, except per share data


                                                                    Three Months Ended                Nine Months Ended
                                                                    ------------------                -----------------
                                                                        September 30,                    September  30,
                                                                        -------------                    --------------
                                                                  2000                1999            2000             1999
                                                              ----------------------------------------------------------------
Revenue:
  Product license..................................          $  66,194            $ 12,364          $ 137,515         $ 24,562
  Services.........................................             44,193              11,874            105,232           23,681
                                                             ---------            --------          ---------         --------
          Total revenue............................            110,387              24,238            242,747           48,243
Cost of revenue:
  Product license..................................              2,365                 777              6,098            1,930
  Services.........................................             33,249               9,734             78,662           19,968
                                                             ---------            --------          ---------         --------
          Total cost of revenue....................             35,614              10,511             84,760           21,898
                                                             ---------            --------          ---------         --------
Gross profit.......................................             74,773              13,727            157,987           26,345
Operating expenses:
  Research and development.........................             17,734               4,514             35,654           10,231
  Sales and marketing..............................             53,091              12,239            114,824           28,819
  General and administrative.......................             13,097               2,637             25,520            5,986
  Purchased in-process research and development,
    acquisition-related and other charges..........            107,279                 493            166,889           15,183
  Amortization of deferred stock compensation......             22,366               1,161             25,367            4,118
  Amortization of intangibles......................            126,826                 898            201,410              898
                                                             ---------            --------          ---------         --------
          Total operating expenses.................            340,393              21,942            569,664           65,235
                                                             ---------            --------          ---------         --------
Loss from operations...............................           (265,620)             (8,215)          (411,677)         (38,890)
Other income, net..................................              6,741                 829             18,592            2,039
                                                             ---------            --------          ---------         --------
Loss before provision for income taxes.............           (258,879)             (7,386)          (393,085)         (36,851)
Provision for income taxes.........................                440                   -                440                -
                                                             ---------            --------          ---------         --------
Net loss...........................................          $(259,319)           $ (7,386)         $(393,525)        $(36,851)
                                                             =========            ========          =========         ========
Basic net loss per common share....................          $   (1.15)           $  (0.05)         $   (2.00)        $  (0.29)
                                                             =========            ========          =========         ========
Shares used in computing basic net loss per common
  share............................................            225,324             156,276            197,186          128,598


                            See accompanying notes.

                              VIGNETTE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 in thousands

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                               ------------------------------
                                                                                    2000              1999
                                                                               ------------------------------
Operating activities:
  Net loss...............................................................         $(393,525)         $(36,851)
  Adjustments to reconcile net loss to net cash
     provided by/(used in) operating activities:
       Depreciation......................................................             7,802             1,807
       Noncash compensation expense......................................            25,367             4,118
       Amortization......................................................           201,410               898
       Purchased in-process research and development,
        acquisition-related and other charges (noncash)..................           161,627            14,512
      Other noncash items................................................               477                 -
      Changes in operating assets and liabilities, net of effects from purchases of businesses:
         Accounts receivable, net........................................           (53,668)          (15,899)
         Prepaid expenses and other......................................           (13,452)           (2,341)
         Accounts payable and accrued expenses...........................            27,758             6,436
         Deferred revenue................................................            41,129            22,919
         Other liabilities...............................................             5,664               729
                                                                                  ---------          --------
               Net cash provided by (used in) operating activities.......            10,589            (3,672)

Investing activities:
  Purchase of property and equipment.....................................           (31,599)           (5,368)
  Cash acquired from purchase of businesses..............................           123,356                56
  Purchase of restricted investment......................................            (4,764)                -
  Purchase of short term investments.....................................            (1,388)                -
  Purchase of equity securities..........................................           (26,810)           (4,025)
  Proceeds from repayment of shareholder notes receivable................               650                59
                                                                                  ---------          --------
               Net cash provided by (used in) investing activities.......            59,445            (9,278)

Financing activities:
  Proceeds from issuance of common stock, net............................                 -            73,663
  Payments of long-term debt and capital lease obligations...............            (1,048)           (2,734)
  Proceeds from exercise of stock options
       and purchase of employee stock purchase plan shares...............            27,644             3,163
  Proceeds from exercise of warrants.....................................                 -               251
  Payments for repurchase of unvested common stock.......................               (29)               (8)
                                                                                  ---------          --------
               Net cash provided by financing activities.................            26,567            74,335
Effect of exchange rate changes on cash and cash equivalents.............              (923)               75
                                                                                  ---------          --------
Change in cash and cash equivalents......................................            95,678            61,460
Cash and cash equivalents at beginning of period.........................           391,278            12,242
                                                                                  ---------          --------
Cash and cash equivalents at end of period...............................         $ 486,956          $ 73,702
                                                                                  =========          ========

                            See accompanying notes.

                             VIGNETTE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                              September 30, 2000

NOTE 1 -- General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the "Company" or "Vignette"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include levels of reserves for accounts receivable and value of the Company's capital stock. Actual results could differ from these estimates.

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

The Company's historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock and redeemable convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering which occurred in February 1999. Accordingly, a pro forma calculation assuming the conversion of all outstanding shares as of September 30, 1999 of convertible preferred stock and redeemable convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance is presented below.

The following table presents the calculation of basic and pro forma basic net loss per common share (in thousands, except per share data):

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                -------------------------------------------------------------------
                                                      2000            1999              2000             1999
                                                -------------------------------------------------------------------
   Net loss...................................       $(259,319)       $ (7,386)        $(393,525)        $(36,851)
                                                     =========        ========         =========         ========
   Basic:
     Shares used in computing basic net
       loss per common share..................         225,324         156,276           197,186          128,598
                                                     =========        ========         =========         ========
     Basic net loss per common share..........       $   (1.15)       $  (0.05)        $   (2.00)        $  (0.29)
                                                     =========        ========         =========         ========
   Pro forma:
     Common shares used above.................         225,324         156,276           197,186          128,598
     Pro forma adjustment to reflect weighted
       effect of assumed conversion of
       convertible preferred stock............               -               -                 -           18,264
                                                     ---------        --------         ---------         --------
     Shares used in computing pro forma
       basic net loss per common share........         225,324         156,276           197,186          146,862
                                                     =========        ========         =========         ========
     Pro forma basic net loss per common
        share.................................       $   (1.15)       $  (0.05)        $   (2.00)        $  (0.25)
                                                     =========        ========         =========         ========


NOTE 3 -- Comprehensive Loss

The Company's comprehensive loss is composed of net loss, foreign currency translation adjustments and unrealized gains and losses on investments held as available-for-sale investments. The following table presents the calculation of other comprehensive income/(loss) for the comparative three and nine months ended September 30, 2000 and 1999, respectively (in thousands):

                                              Three Months Ended                 Nine Months Ended
                                                 September 30,                     September 30,
                                       ----------------------------------------------------------------
                                              2000           1999               2000           1999
                                       ----------------------------------------------------------------
   Net loss...........................      $(259,319)       $(7,386)         $(393,525)      $(36,851)
   Foreign currency translation
      adjustments.....................           (859)            34               (866)            75
   Unrealized gain/(loss) on
      investments.....................         (5,060)             -             12,676              -
                                            ---------        -------          ---------       --------
   Total comprehensive loss...........      $(265,238)       $(7,352)         $(381,715)      $(36,776)
                                            =========        =======          =========       ========

NOTE 4-- Business Combinations

During the first nine months of fiscal year 2000, Vignette acquired all of the outstanding common stock and assumed all outstanding stock options of three individual companies: Engine 5, Ltd., DataSage, Inc. and OnDisplay, Inc. The acquisitions were accounted for as business purchase combinations.

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

    Acquired technology....................................    $ 1,000
    Workforce..............................................        300
    Excess of cost over fair value of net assets
      acquired.............................................     19,831
    Net fair value of tangible assets acquired and
      liabilities assumed..................................     (1,153)
                                                               -------
    Purchase price.........................................    $19,978
                                                               =======

Additionally, contingent consideration of approximately 88,461 shares of Vignette common stock and approximately $4.3 million in cash will be based upon defined future employment requirements earned through the first quarter of fiscal year 2002. The contingent consideration related to the Engine 5 acquisition is not included in the total purchase price above, but will be expensed when the future employment requirements have been satisfied.

The amounts allocated to acquired technology and workforce are being amortized over the assets' estimated useful life which is equivalent to a two-year period. Similarly, the excess of cost over fair value of net liabilities acquired is being amortized over the asset's estimated useful life which is equivalent to a two-year period.

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

    In-process research and development....................     $ 43,400
    Acquired technology....................................        4,000
    Workforce..............................................        3,300
    Trademark..............................................          800
    Excess of cost over fair value of net assets
      acquired.............................................      517,824
    Net fair value of tangible assets acquired and
      liabilities assumed..................................       17,272
                                                                --------
    Purchase price.........................................     $586,596
                                                                ========

The amounts allocated to acquired technology, workforce and trademark are being amortized over the assets' estimated useful life which is equivalent to a three-year period. Similarly, the excess of cost over fair value of net assets acquired is being amortized over the asset's estimated useful life which is equivalent to a three-year period. The amount allocated to in-process research and development is expensed immediately due to the fact that there is no alternate future use.

OnDisplay. Effective July 5, 2000, the Company acquired OnDisplay, Inc. ("OnDisplay"), a leading provider of e-business infrastructure software for powering e-business portals and e-marketplaces, in exchange for 35,869,056 shares of Vignette common stock. The total cost of the acquisition, including transaction costs of $14.0 million, was approximately $1.5 billion. The acquired net assets were recorded at their estimated fair values at the effective date of the acquisition. The following table presents the allocation of the purchase price (in thousands):

    In-process research and development...................    $  103,200
    Acquired technology...................................        24,800
    Workforce.............................................        19,100
    Deferred compensation.................................        52,865
    Excess of cost over fair value of net assets
      acquired............................................     1,197,167
    Net fair value of tangible assets acquired and
      liabilities assumed.................................       100,778
                                                              ----------
    Purchase price........................................    $1,497,910
                                                              ==========

The amount allocated to workforce is being amortized over the asset's estimated useful life, which is equivalent to a three-year period. Similarly, the amount allocated to acquired technology and the excess of cost over fair value of net liabilities acquired are being amortized over the assets' estimated useful life which is equivalent to a four-year period. The amount allocated to in-process research and development is expensed immediately due to the fact that there is no alternative future use.

During the three months ended September 30, 2000, the Company consummated its acquisition of OnDisplay, Inc. Because Vignette acquired OnDisplay employee stock options as part of the business combination, the Company was subject to the requirements of Interpretation 44. Using the Black-Scholes methodology of valuing options, the estimated fair value of employee stock options assumed was $168.5 million. Approximately $52.9 million was recorded as deferred stock compensation and is being amortized over the options' remaining life. The remaining $115.6 was included in the excess of cost over fair value of net liabilities acquired and is being amortized over the asset's estimated useful life which is equivalent to a four-year period.

In connection with our respective acquisitions of Engine 5, DataSage and OnDisplay, we incurred one-time acquisition costs and integration-related charges, which included costs associated with product integration, cross training and other merger-related costs. Additionally, a portion of the OnDisplay and DataSage purchase price was allocated to in-process research and development based upon an independent third party appraisal and expensed upon the consummation of the transactions. These acquisition costs and integration-related charges totaled $107.3 million and $166.9 million for the three-month and nine-month periods ended September 30, 2000, respectively.

Because these respective acquisitions were accounted for as purchases, the results of operations of the acquired entities have been included with those of the Company for periods subsequent to their respective acquisition dates. The following presents the unaudited pro forma combined results of operations of Vignette with Engine 5, DataSage and OnDisplay for the nine-month periods ended September 30, 2000 and 1999, after giving effect to certain pro forma adjustments. These pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective on January 1, 1999 or of future results of operations of the consolidated entities (in thousands, except for per share data):

                                                  Nine Months Ended
                                                     September 30,
                                          ------------------------------
                                                2000             1999
                                          ------------------------------
   Revenue................................   $ 264,803        $  59,559
   Operating loss.........................    (498,447)        (421,027)
   Net loss...............................    (476,798)        (418,906)
   Basic loss per share...................   $   (2.14)       $   (6.51)

The pro forma amounts reflected above exclude one-time acquisition charges, including in-process research and development charges, of $146.6 million and $11.6 million for the nine months ended September 30, 2000 and 1999, respectively.


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

Overview

We are a leading global provider of e-Business application software products and services. Our e-Business solutions are designed to enable businesses to build successful and sustainable online businesses. Our e-Business solutions allow both traditional brick-and-mortar and startup dot-com businesses to create and manage Internet business channels that are designed to attract, engage and retain their customers, partners, and suppliers online. Using our solutions, our clients build e-Business applications that are focused on personalized and mass customized multiple touchpoints and communication channels. We were founded in December 1995. To date, we have developed and released several versions of our product and have sold our products and services to 1,151 clients. We market and sell our products worldwide primarily through our direct sales force but also market through third party providers.

We derive our revenue from the sale of software product licenses and from professional consulting, maintenance and support services. Product license revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. Services revenue consists of fees from professional services and from maintenance and telephone support. Professional services include integration of software, application development, training and software installation. We bill professional services fees on a time-and-materials basis. We recognize professional services fees billed on a time-and-materials basis as the services are performed. Our clients typically purchase maintenance agreements annually, and we price maintenance agreements based on a percentage of our current product list price. We price telephone support based on differing levels of support. Clients purchasing maintenance agreements receive unspecified product upgrades and electronic, Web-based technical support, while purchasers of support contracts receive additional telephone support. We recognize revenue from maintenance and support agreements ratably over the term of the agreement, which is typically one year. We record cash receipts from clients and billed amounts due from clients in excess of revenue recognized as deferred revenue. The timing and amount of cash receipts from clients can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period.

Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result of these investments and charges related to acquisitions, we have incurred significant losses since inception and, as of September 30, 2000, we had an accumulated deficit of approximately $473.3 million. We believe our success depends on further increasing our client base and on growth in the emerging e-Business solutions market. Accordingly, we intend to continue to invest heavily in sales, marketing, professional services, research and development and in our operational and financial systems. Furthermore, we expect to continue to incur operating losses, excluding amortization of intangibles and stock-based compensation, at least through the first quarter of 2001, and our expected increase in operating expenses will require significant increases in revenues before we become profitable on an operating basis.

We had 2,151 full-time employees at September 30, 2000, up from 542 at September 30, 1999. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. In addition, we expect that future expansion will continue to challenge our ability to hire, train, motivate, and manage our employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If our total revenue does not increase relative to our operating expenses, our management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or our management otherwise fails to manage our expansion effectively, there would be a material adverse effect on our business, operating results and financial condition.

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

Effective July 5, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of OnDisplay, Inc. ("OnDisplay"), a leading provider of e-business infrastructure software for powering e-business portals and e-marketplaces, in exchange for 35,869,056 shares of Vignette common stock. The total cost of the acquisition, including transaction costs of $14.0 million, was approximately $1.5 billion. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition and the results of OnDisplay have been included with those of the Company for the periods subsequent to the date of the acquisition.

In connection with our respective acquisitions of Engine 5, DataSage and OnDisplay, we incurred one-time acquisition costs and integration-related charges, which included costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the OnDisplay and DataSage purchase price was allocated to in-process research and development based upon an independent third party appraisal and expensed upon the consummation of the transactions. These related charges totaled $107.3 million and $166.9 million for the three-month and nine-month periods ended September 30, 2000, respectively.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

                                                        Three Months Ended          Nine Months Ended
                                                        ------------------          -----------------
                                                           September 30,              September 30,
                                                           -------------              -------------
                                                        2000           1999         2000          1999
                                                       -----           ----        -----          ----
Revenue:
  Product license..................................       60%            51%          57%           51%
  Services.........................................       40             49           43            49
                                                       -----           ----        -----          ----
          Total revenue............................      100            100          100           100
Cost of revenue:
  Product license..................................        2              3            3             4
  Services.........................................       30             40           32            41
                                                       -----           ----        -----          ----
          Total cost of revenue....................       32             43           35            45
                                                       -----           ----        -----          ----
Gross profit.......................................       68             57           65            55

Operating expenses:
  Research and development.........................       16             19           15            21
  Sales and marketing..............................       48             50           47            60
  General and administrative.......................       12             11           11            12
  Purchased in-process research and development,
    acquisition-related and other charges..........       97              2           69            31
  Amortization of deferred stock compensation......       20              5           10             9
  Amortization of intangibles......................      115              4           83             2
                                                       -----           ----        -----          ----
          Total operating expenses.................      308             91          235           135
                                                       -----           ----        -----          ----
Loss from operations...............................     (240)           (34)        (170)          (80)
Other income, net..................................        6              4            8             4
                                                       -----           ----        -----          ----
Net loss...........................................     (234)%          (30)%       (162)%         (76)%
                                                       =====           ====        =====          ====

Revenue

Total revenue increased 355% to $110.4 million in the three months ended September 30, 2000 from $24.2 million in the three months ended September 30, 1999. Total revenue increased 403% to $242.7 million in the nine months ended September 30, 2000 from $48.2 million in the nine months ended September 30, 1999. This increase was attributable to an increase in our client base, which grew from 393 at the end of the third quarter of 1999 to 1,151 at the end of the third quarter of 2000, an increase in the average size of new client orders and follow-on orders from existing clients. Although our total revenue has increased in recent periods, we cannot be certain that total revenue will grow in future periods or that it will grow at similar rates as in the past.

Product License. Product license revenue increased 435% to $66.2 million in the three months ended September 30, 2000 from $12.4 million in the three months ended September 30, 1999, representing 60% and 51% of total revenue, respectively. Product license revenue increased 460% to $137.5 million in the nine months ended September 30, 2000 from $24.6 million in the nine months ended September 30, 1999, representing 57% and 51% of total revenue, respectively. The increase in product license revenue in absolute dollars was due to increases in the number of clients and the average deal size of new client orders, resulting from growing market acceptance of our product lines over prior periods, as well as an increase in follow-on orders from existing clients.

Services. Services revenue increased 272% to $44.2 million in the three months ended September 30, 2000 from $11.9 million in the three months ended September 30, 1999, representing 40% and 49% of total revenue, respectively. Services revenue increased 344% to $105.2 million in the nine months ended September 30, 2000 from $23.7 million in the nine months ended September 30, 1999, representing 43% and 49% of total revenue, respectively. Services revenue from professional services fees continues to be the primary component of total services revenue, representing 30% of total revenues in the three months ended September 30, 2000 as compared to 40% in the three months ended September 30, 1999. The increase in all types of services revenue in absolute dollars was due primarily to an increase in the number of clients, which generally include or lead to contracts to perform professional services and training and purchases of software maintenance and technical support service agreements.

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

Cost of Revenue

Product License. Product license costs consist of expenses we incur to manufacture, package and distribute our products and related documentation and costs of licensing third-party software incorporated into our products. Product license costs increased to $2.4 million in the three months ended September 30, 2000 from $777,000 in the three months ended September 30, 1999, representing 4% and 6% of product license revenue, respectively. Product license costs increased to $6.1 million in the nine months ended September 30, 2000 from $1.9 million in the nine months ended September 30, 1999, representing 4% and 8% of product license revenue, respectively. The increase in absolute dollars for the three and nine month periods was principally a result of both product license sales growth and royalties paid to third party vendors for technology embedded in our product offerings. Product license costs decreased as a percentage of product license revenue primarily because significant product license revenue growth outpaced increases in product license costs in addition to a higher average sales price in 2000 relative to 1999. We generally expect product license costs to increase in the future in absolute dollar terms due to additional clients licensing our products and the acquisition of OEM licenses to third-party technology that we may choose to embed in our product offerings.

Services. Services costs include salary expense and other related costs for our professional service, maintenance and customer support staffs, as well as third-party contractor expenses. Services costs increased to $33.2 million in the three months ended September 30, 2000 from $9.7 million in the three months ended September 30, 1999, representing 75% and 82% of services revenue, respectively. Services costs increased to $78.7 million in the nine months ended September 30, 2000 from $20.0 million in the nine months ended September 30, 1999, representing 75% and 84% of services revenue, respectively. The increase in absolute dollars resulted from the rapid expansion of our services organization. The overall improvement in services gross profit margin reflects increased leverage from the productivity of support, training, consulting and implementation activities. We expect services costs to increase in the future in absolute dollars to the extent that services revenues increase. We expect services costs as a percentage of services revenue to decrease over time. Services costs as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or by third-party contractors, and overall utilization rates.

Professional services-related costs increased to $31.1 million in the three months ended September 30, 2000 from $9.2 million in the three months ended September 30, 1999, representing 94% and 95% of professional services-related revenue, respectively. Professional services-related costs increased to $74.5 million in the nine months ended September 30, 2000 from $18.6 million in the nine months ended September 30, 1999, representing 92% and 97% of professional services-related revenue, respectively. Maintenance and support-related costs increased to $2.2 million in the three months ended September 30, 2000 from $558,000 in the three months ended September 30, 1999, representing 19% and 25% of maintenance and support-related revenue, respectively. Maintenance and support-related costs increased to $4.2 million in the nine months ended September 30, 2000 from $1.4 million in the nine months ended

September 30, 1999, representing 18% and 30% of maintenance and support-related revenue, respectively.

Operating Expenses

Research and Development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased to $17.7 million in the three months ended September 30, 2000 from $4.5 million in the three months ended September 30, 1999, representing 16% and 19% of total revenue, respectively. Research and development expenses increased to $35.7 million in the nine months ended September 30, 2000 from $10.2 million in the nine months ended September 30, 1999, representing 15% and 21% of total revenue, respectively. The increase in absolute dollars was due to the increase in engineering personnel and to the expansion of our product offerings. The decrease in research and development as a percentage of total revenue resulted primarily because significant revenue growth outpaced increases in research and development expenditures. We believe that continued investment in research and development is critical to maintaining a competitive advantage, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods. Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented as technological feasibility of our software is generally not established until substantially all product development is complete. Accordingly, such development costs have been expensed in the period incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expenses increased to $53.1 million in the three months ended September 30, 2000 from $12.2 million in the three months ended September 30, 1999, representing 48% and 50% of total revenue, respectively. Sales and marketing expenses increased to $114.8 million in the nine months ended September 30, 2000 from $28.8 million in the nine months ended September 30, 1999, representing 47% and 60% of total revenue, respectively. Sales and marketing expenses increased in absolute dollars due to a significant increase in sales and marketing personnel, increased marketing program expenditures as well as higher commissions resulting from the absolute dollar growth in our customer bookings. We believe these expenses will continue to increase in absolute dollars in future periods as we expect to continue to expand our sales and marketing efforts to promote further growth. We also anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue from period to period as new sales personnel are hired and begin to achieve productivity and achieve commission accelerators as well as the timing of new product releases.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations, finance, accounting, information technology, and legal employees and certain facilities-related expenses. General and administrative expenses increased to $13.1 million in the three months ended September 30, 2000 from $2.6 million in the three months ended September 30, 1999, representing 12% and 11% of total revenue, respectively. General and administrative expenses increased to $25.5 million in the nine months ended September 30, 2000 from $6.0 million in the nine months ended September 30, 1999, representing 11% and 12% of total revenue, respectively. The increase in absolute dollars for these periods was due to increased personnel, information technology and facility expenses necessary to support our expanding operations. We believe general and administrative expenses will increase in absolute dollars as we expect to increase staffing and infrastructure expenses to support our continued growth.

Purchased In-Process Research and Development, Acquisition-Related and Other Charges. In connection with our acquisitions of Engine 5, DataSage and OnDisplay, we incurred one-time acquisition costs and integration-related charges, which include costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the OnDisplay and DataSage purchase price was allocated to in-process research and development based upon an independent third party appraisal and was expensed upon the consummation of the transaction. These related charges totaled $107.3 million and $166.9 million for the three-month and nine-month periods ended September 30, 2000, respectively.

Amortization of Deferred Stock Compensation. We have recorded deferred stock compensation for the difference between the exercise price of certain stock option grants and the estimated fair value of our common stock at the time of such grants. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $22.4 million and $1.2 million for the three-month periods ended September 30, 2000 and 1999, respectively. Amortization expense related to deferred stock compensation was $25.4 million and $4.1 million for the nine-month periods ended September 30, 2000 and 1999, respectively.

Amortization of Intangibles. In conjunction with our acquisition of Diffusion Inc., effective June 30, 1999, the purchase price amounts allocated to acquired technology of $6.3 million and workforce of $900,000, as well as excess of cost over fair value of net assets acquired of $14.1 million, are being amortized over the assets' estimated useful lives of three years.

In conjunction with our acquisition of Engine 5, effective January 18, 2000, the purchase price amounts allocated to acquired technology of $1.0 million and workforce of $300,000, as well as excess of cost over fair value of net assets acquired of $19.8 million, are being amortized over the assets' estimated useful lives of two years.

In conjunction with our acquisition of DataSage, effective February 15, 2000, the purchase price amounts allocated to acquired technology of $4.0 million, workforce of $3.3 million and trademark of $800,000, as well as excess of cost over fair value of net assets acquired of $517.8 million, are being amortized over the assets' estimated useful lives of three years.

Similarly, in conjunction with our acquisition of OnDisplay, effective July 5, 2000, the purchase price amounts allocated to acquired technology of $24.8 million, workforce of $19.1 million, as well as excess of cost over fair value of net assets acquired of $1.2 billion, are being amortized over the assets' estimated useful lives, which range from three to four years.

Intangible amortization expense resulting from the above acquisitions was $126.8 million and $201.4 million for the three months and nine months ended September 30, 2000, respectively.

Other Income, Net

Other income, net consists primarily of interest income and expense. Other income, net increased to $6.7 million in the three months ended September 30, 2000 from $829,000 in the three months ended September 30, 1999. Other income, net increased to $18.6 million in the nine months ended September 30, 2000 from $2.0 million in the nine months ended September 30, 1999. The increase was due to larger cash balances, cash equivalents and short term investments resulting from our initial and secondary public offerings in February 1999 and December 1999, respectively, and cash acquired through purchases of businesses.

Provision for Income Taxes

Provision for income taxes. The Company has incurred income tax expense of approximately $440,000 in the three months and nine months ended September 30, 2000. The income tax expense consists primarily of foreign withholding taxes on income generated in non-US tax jurisdictions.

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

Liquidity and Capital Resources

Net cash inflows from operating activities were $10.6 million during the nine months ended September 30,

2000, as compared to net cash operating outflows of $3.7 million during the nine months ended September 30, 1999. The improvement in operating cash flows resulted principally from the reduction in core net losses, which excludes noncash charges such as the write-off of purchased research and development, amortization of intangibles and amortization of deferred compensation.

Net cash inflows from investing activities were $59.4 million during the nine months ended September 30, 2000, as compared to net cash investing outflows of $9.3 million during the nine months ended September 30, 1999. Our investing activities consisted largely of capital expenditures totaling $31.6 million and $5.4 million for the nine month periods ended September 30, 2000 and 1999, respectively, to acquire property and equipment, mainly computer hardware and software and leasehold improvements for facilities expansions for our growing employee base. In addition, during the first nine months of 2000, our investing activities included purchases of equity securities totaling $26.8 million for strategic investments in companies, as compared to purchases of $4.0 million for the comparable period in 1999. These investing outflows were offset by net cash acquired through purchase of businesses of $123.4 million and $56,000 for the nine-month periods ending September 30, 2000 and 1999, respectively. We expect that our investing activities will continue to increase in the foreseeable future as we support our continued growth.

Net cash provided by financing activities during the nine months ended September 30, 2000 and 1999 was $26.6 million and $74.3 million, respectively. Our financing activities during the nine months ended September 30, 2000 resulted primarily from proceeds received from the exercise of stock options and purchase of employee stock purchase plan shares. Our financing activities during the nine months ended September 30, 1999 resulted primarily from our initial public offering in the first quarter of 1999.

At September 30, 2000, we had $499.3 million in cash and cash equivalents and short-term investments and $417.9 million in working capital. Based on our current operating plan, we believe that our cash on hand, cash equivalents and short-term investments will be sufficient to meet our cash requirements for the foreseeable future, including working capital requirements and planned capital expenditures. We may require additional funds for other purposes and may seek to raise such additional funds through public and private equity financings from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which defers for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, Statement 133 is now effective for our fiscal year 2001. We have minimal use of derivatives, except for our strategic investments which are generally in the form of redeemable convertible preferred stock. We have not determined the impact, if any, that the adoption of Statement 133 will have on our results of operations or financial position.

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

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation 44"), with an effective date of July 1, 2000. Interpretation 44 clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). During the three months ended September 30, 2000, the Company consummated its acquisition of OnDisplay, Inc. Because Vignette acquired OnDisplay employee stock options as part of the business combination, the Company was subject to the requirements of Interpretation 44. Using the Black-Scholes methodology of valuing options, the estimated fair value of employee stock options assumed was $168.5 million. Approximately $52.9 million was recorded as deferred stock compensation and is being amortized over the options' remaining life. The remaining $115.6 was included in the excess of cost over fair value of net liabilities acquired and is being amortized over the asset's estimated useful life which is equivalent to a four-year period.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Europe and the Asia Pacific region and conduct transactions in the local currency of each location. The impact of fluctuations in the relative value of other currencies was not material for the nine months ended September 30, 2000.

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

At September 30, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt maturing in less than 90 days.

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

Risks Related to Our Business

We Expect to Incur Future Losses

We incurred net losses of $3.6 million for the year ended December 31, 1996, $7.5 million for the year ended December 31, 1997, $26.2 million for the year ended December 31, 1998, $42.5 million for the year ended December 31, 1999 and $393.5 million for the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $473.3 million. We have not achieved profitability and we expect to incur net operating losses at least through the first quarter of 2001. To date, we have primarily funded our operations from the sale of equity securities. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown significantly in recent quarters, we cannot be certain that we can sustain these growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

We recorded 24% of our total revenue in the quarter ended September 30, 2000, through licenses and services sold to clients located outside of the United States. We expect international revenue to account for an increasing percentage of total revenue in the future and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

Our Future Revenue is Dependent Upon Our Ability to Successfully Market Our Existing and Future Products

We expect that our future financial performance will depend significantly on revenue from existing and future software products and the related tools that we plan to develop, which is subject to significant risks. There are significant risks inherent in a product introduction such as our existing V/Series and eSeries software products. Market acceptance of these and future products will depend on continued market development for Internet products and services and the commercial adoption of standards on which the V/Series and eSeries is based. We cannot be certain that either will occur. We cannot be certain that our existing or future products offering will meet customer performance needs or expectations when shipped or that it will be free of significant software defects or bugs. If our products do not meet customer needs or expectations, for whatever reason, upgrading or enhancing the product could be costly and time consuming.

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

Our Product Shipments Could Be Delayed if Third Party Software Incorporated in Our Products is No Longer Available

We integrate third-party software as a component of our software. The third-party software may not continue to be available to us on commercially reasonable terms. If we cannot maintain licenses to key third-party software, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

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

PART II -- OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as a part of this Report:

Exhibit No.                                Description
-----------    -----------------------------------------------------------------
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

(b)  Reports on Form 8-K

(i) Report on Form 8-K filed on July 18, 2000 containing reference to the Agreement between Registrant and OnDisplay, Inc. dated May 21, 2000 and reference to the financial statements and pro forma financial information for the Company and OnDisplay, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         VIGNETTE CORPORATION

Date: November 14, 2000                  By: /s/ Joel G. Katz
                                         ---------------------------------------
                                         Joel G. Katz
                                         Secretary and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)