Form 10-K
period 2000-12-31
VIGNETTE CORP
filed 2001-03-07
CIK 1042185

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the fiscal year ended December 31, 2000

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

                     901 South MoPac Expressway, Bldg III
                              Austin, Texas 78746
                   (Address of principal executive offices)

                              __________________

                                (512) 741-4300
             (Registrant's telephone number, including area code)

                              __________________

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                             (Title of each class)

                              __________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

     As of January 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,472,497,222.

     As of January 31, 2001, there were 240,148,465 shares of the Registrant's common stock outstanding.

                              __________________

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders to be held May 11, 2001 are incorporated by reference in Part III of this Form 10-K Report.

===============================================================================

                             VIGNETTE CORPORATION
                            FORM 10-K ANNUAL REPORT
                     FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
Part I.
  Item 1.   Business......................................................................................    3
  Item 2.   Properties....................................................................................   21
  Item 3.   Legal Proceedings.............................................................................   21
  Item 4.   Submission of Matters to a Vote of the Security Holders.......................................   21
  Item 4A.  Executive Officers and Directors of the Registrant............................................   22

Part II.
  Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.........................   25
  Item 6.   Selected Consolidated Financial Data..........................................................   26
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations..................................................................................   27
  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk....................................   38
  Item 8.   Consolidated Financial Statements and Supplementary Data......................................   39
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosures.................................................................................   39

Part III.
  Item 10.  Directors and Executive Officers of the Registrant............................................   40
  Item 11.  Executive Compensation........................................................................   40
  Item 12.  Security Ownership of Certain Beneficial Owners and Management................................   40
  Item 13.  Certain Relationships and Related Transactions................................................   40

Part IV.
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................   41

SIGNATURES................................................................................................   43

                                    PART I.

ITEM 1.  BUSINESS

 The statements contained in this Report on Form 10-K that are not purely historical statements are forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this filing on Form 10-K to conform these statements to actual results. See "Risk Factors that May Affect Future Results," and the factors and risks discussed in our Registration Statement filed on Form S-1 on December 9, 1999 (File No. 333-91085) with the Securities and Exchange Commission.

Overview

 Vignette is a leading provider of customer-driven Internet applications used by the most successful and demanding enterprises to build lasting relationships with their business, trade and consumer customers.

 The family of Vignette products is focused around three core capabilities that meet the needs of today's e-business organizations.

        Content - the ability to manage and deliver content to every electronic touchpoint.

        Integration - the ability to integrate a variety of e-business applications within and across enterprises.

        Analysis - the ability to provide actionable insight into the customer's relationship to a business.

 We deliver customer-facing applications that leverage these content, integration and analysis services and enable organizations to captivate their customers, build a competitive difference and maximize their returns and customer value.

 Our products are supported by the Vignette Professional Services organization, which offers a broad range of services, including strategic planning, project management, account management, general implementation services, and an extensive array of training offerings. In addition, our growth is facilitated by a number of partnerships with world-class systems integrators like Accenture, Computer Sciences Corporation, IBM Global Services and PricewaterhouseCoopers who use Vignette technologies to ensure client success. Additionally, our open platform and application products have fostered strong relationships with key technology partners such as BEA Systems, IBM, Intel, Microsoft, Oracle and Sun.

 We are intensely focused on customer success and serve over 1200 end-user customers including market leaders like Daimler/Chrysler, Land's End, Merrill Lynch, Motorola, PaineWebber and United Airlines.

Products

 Our software solutions are based upon the architectural approach of the customer-driven applications model for e-business organizations. This modular architecture makes it possible to rapidly deploy adaptable and powerful solutions for content management, information portals, business-to-customer, or B2C, storefronts, business-to-business, or B2B, commerce and e-marketplaces. We provide sell-side functionality to market to, sell to and service customers through the Internet, and integrate seamlessly with buy-side procurement, transaction and settlement application functions. The benefits of our products and solutions are:

   .     Rapid deployment: accelerate time-to-results;

   .     Adaptable design: respond easily to changing e-business strategies;

   .     Modular approach: maximize current and future investments;

   . Powerful solutions: ensure the performance of our customers' e-business.

Vignette Content Management Server

 Vignette Content Management Server, or CMS, is an industry-leading collaborative content management platform that tightly integrates content management, scalable content delivery, and personalization. CMS offers comprehensive support for managing content stored in databases, Extensible Markup Language, or XML, repositories, and static files and, as a result, is a powerful solution for enterprise-wide collaboration for e-businesses.

  With CMS, our customers can:

     . Allow non-technical content authors to submit, edit, review, and approve content using their favorite tools
     . Manage content from databases, file systems, news feeds, and legacy systems
     . Provide participants a simple to-do list interface for completing tasks . Define workflow processes with e-mail notifications to manage the collective efforts of their teams
     .  Keep a full approval history to ensure quality and accountability
     .  Schedule the launch and expiration of content and applications
     .  Retain complete control over their e-business applications and content

Vignette Content Aggregation Server

 Vignette Content Aggregation Server, or CAS, is a product that enables the rapid and reliable gathering--or aggregation--of numerous types of Internet-based content, including text, graphics, audio and video files, database records, and other digital assets such as applets. Typical users include information portals, e-marketplaces, and large-scale corporations and institutions with a major online presence. CAS provides a simple, versatile, and highly cost-effective methodology for gathering and presenting the kind of rich, varied, and up-to-date information required for success in today's competitive Internet markets. CAS is versatile and can deliver virtually any type of information--from virtually any source--automatically, quickly, and consistently.

Vignette Lifecycle Personalization Server

 Vignette Lifecycle Personalization Server, or LPS, solution includes Adaptive Personalization and Observation Management Services to improve online customer service by anticipating customer needs, delivering relevant content, and minimizing visitor effort.

 Adaptive Personalization services leverage both implicit and explicit visitor knowledge to enable an e-business to personalize its website on a customer's first visit, without explicitly asking the visitor for login or preference information. For instance, system adaptation is used to determine the characteristics of the user's browser and the connecting device, and behavioral adaptation, comprised of content and navigational adaptation, provides the ability to dynamically adapt the site to visitors as they browse. Integration of these Adaptive Personalization services with CMS software allows content to be categorized so that, as the visitor browses, a pattern of the visitor's interest emerges.

 The Observation Management Services work in conjunction with the content categorization capabilities of CMS to handle all updates of a customer's behavior. Functionally, this provides:

     .  Access to visitor information
     .  Tracking of implicit data through the visitor's browsing behavior
     . Profiling of visitors using both implicit and explicit data. This may include visitor session data or explicit "traits" expressed in a registration form.
     .  Personalizing of content and navigation that the visitor experiences.

Vignette Content Syndication Server

 Vignette Content Syndication Server, or CSS, is a comprehensive solution for distribution--or syndication--of Web-based content from an e-business to affiliates, customers, distributors, marketplaces, and other online trading partners.

 Utilizing a powerful syndication engine and independent application server, CSS distributes packages of content--including text, graphics, audio, video, applets, and other information--directly from an e-business site's repository to the Web repositories of trading partners, over standard Hypertext Transfer Protocol and File Transfer Protocol, or HTTP and FTP, connections.

 By delivering seamless, powerful, and flexible content syndication capabilities, CSS enables e-businesses to:

     . Open new sales channels by simplifying the distribution of timely product information and other content in a wide variety of formats;
     . Increase sales to existing customers by targeting them with customized content packages;
     . Liquidate distressed inventories by distributing targeted product information to broader audiences;
     . Dramatically reduce operating costs and errors by automating the manual process of distributing product information and other content;
     . Build stronger and longer-lasting relationships with key distribution partners by supplying them with up-to-the-minute, accurate, and relevant information on a schedule of their choosing.

 CSS features the industry's widest range of supported input sources and content formats, as well as unparalleled flexibility in delivery options. It enables companies to leverage their web-based content for distribution to their affiliates and customers quickly and easily.

Vignette Mobile Application Suite

 Vignette Mobile Application Suite, or MAS, is a powerful solution that extends the Vignette platform's transaction, integration, notification and data aggregation capabilities to wireless devices such as Palm and Palm-compatible products and Wireless Application Protocol, or WAP, compliant cellular phones. With MAS, providers can take the Internet "on the road," giving selected customers and trading partners personalized, mobile access to corporate applications, Internet services, and customized messages and alerts.

 E-businesses implementing MAS in conjunction with other Vignette products reap immediate business benefits:

     . Fast time-to-market through pre-packaged, "off-the-shelf" options, plus an intuitive and highly versatile graphical development environment ensure quick turnaround for new and updated wireless business services.
     . High appeal for trading partners through wireless capabilities, an open architecture, and a full range of transactional functionality that make it easier to meet the specific needs of trading partners, while decreasing the initial and long-term costs of business partnerships.
     . Faster sales through increased access to corporate applications and Internet services from mobile devices can raise the volume and rate of sales overall.
     . Increased productivity through a wireless-enabled field staff, customer base, vendor pool and trading partner environment maximizes corporate resources, speeding up operations and allowing each individual to have a more direct impact on profitability.

Vignette Multi-channel Communication Server

 Vignette Multi-channel Communication Server, or MCS, provides the leading enterprise platform for developing mobile e-business applications that manage relationships with customers, partners, and employees via multiple electronic touchpoints.

 MCS enables the proactive distribution of personalized content and provides closed-loop interaction with a customer's e-business audience via e-mail, pagers, mobile phones, personal digital assistants, or PDAs, and other touchpoints. MCS propels our customers to the forefront of the wireless revolution fueled by the alliance of computing and telecommunications technologies.

Vignette Advanced Deployment Server

 Vignette Advanced Deployment Server, or ADS, is designed for companies that require an enterprise-wide development, testing, and production system for their e-business applications.

Benefits include:

     . Management of both static and dynamic content, application code, and targeted marketing campaigns, as well as rich metadata for personalization, caching, and visitor tracking.
     . A superior architecture that support an n-tiered development, testing, and production environment. As the requirements or business processes of the e-business grow, ADS is robust enough to support them.
     . A flexible and adaptable design so that ADS can adapt to the most unique staging environment. The adaptability of ADS allows businesses to transfer assets across environments based on business requirements, without having to worry about technical limitations.
    . Rapid implementation time. ADS is an out-of-the-box solution that enables a customer to install, configure, and run a robust staging system in a matter of hours. The alternative is to create expensive, handcoded methods for moving code, content, and other data securely between environments.
     . A robust set of Application Programming Interfaces, or API, that can be used to extend the functionality of ADS or to integrate the functionality of ADS with third-party applications.
     . Security. By using strong (128-bit) or weak (40-bit) Secure Sockets Layer, or SSL, encryption, ADS can deploy assets in a secure manner, protecting your sensitive data. ADS leverages the Information and Content Exchange, or ICE, standard protocol for reliable transfer of assets between environments, which reduces risk and promotes interoperability.

Vignette Application Power Pack

 Vignette Application Power Pack, or VAPP, is a comprehensive set of reusable, cross-platform, packaged application modules designed to accelerate the assembly, deployment, and management of e-business applications. These modules provide browser-based user interfaces and APIs for managing and finding information, enabling personalized interactions, and building online communities.

 VAPP supports a "configure-and-go" approach designed to help companies get a head start on reaching their strategic e-business application goals.

Vignette Business Integration Studio

 Vignette Business Integration Studio, or BIS, connects e-business applications with internal business applications. It is an easy-to-use solution for integrating enterprise-wide systems, providing the exact features required to effectively link Internet services with legacy applications, databases and enterprise resource planning, or ERP, systems.

 BIS automates information flow among diverse business systems, regardless of platform, operating system, or native language. The result is consistency, accuracy, timeliness, and accessibility for critical enterprise information. E-commerce and traditional modes of doing business are no longer separate corporate functions. BIS helps information systems reflect this new economic reality, enhancing the effectiveness of Internet services and improving control over the enterprise as a whole.

Vignette Collaborative Commerce Server

 Vignette Collaborative Commerce Server, or CCS, is a business-to-business integration, or B2Bi, solution, enabling the rapid, secure and guaranteed exchange and processing of business transactions via the Internet and through corporate firewalls.

 The XML and Java(TM)-based solution delivers robust features and functionality in several key areas:

     . Highly scalable, open architecture. Unlike many B2Bi solutions that are based on proprietary application servers, CCS is 100% Java and runs on top of industry-leading application servers that provide extensive load balancing, fault tolerance and clustering capabilities to enable high volume execution of simultaneous transactions.
     . Support for evolving industry standards and specifications. CCS's open architecture can accommodate rapidly evolving technologies, which simplifies the development and management of complex transaction systems. CCS uses XML as the common language for business-to-business document exchange and is the first application server to support Biz Talk--the Microsoft specification for XML-based business information. CCS also provides the ability to support other industry standards, such as RosettaNet, cXML, xCBL, ebXML, EDI and OAGIS.
     . Rapid configuration for complex business processes. CCS offers a robust, easy-to-use solution for configuring and managing highly diversified trading communities. Comprehensive trading community management features ensure that transactions can be tailored to each trading partner's specific business and technical requirements, providing an automated solution that can scale easily to the high volumes desired for fast-paced Internet business operations. The modular, open architecture also allows users to incorporate emerging standards and new business paradigms.

Vignette Relationship Management Server

 Vignette Relationship Management Server, or RMS, solution enables business managers to leverage analysis and business insight to create, implement, and measure cross-channel customer marketing promotions using a closed-loop marketing architecture. It enables businesses to:

     . Gain critical insights by measuring and analyzing customer interactions across multiple business touchpoints;
     . Easily segment customers into relevant groups; and . Automatically deliver highly targeted content to those groups in the form of campaigns.

 RMS "closes the loop" by continuously repeating this cycle--each time measuring and analyzing customer responses to campaigns, and adjusting customer segments and future campaign content based on continuous learning. The result is that every communication with a business's customers becomes more effective at achieving the business's objective--whether it be delivering timely and relevant information, encouraging larger and more frequent online purchases, or convincing its customers to come back again and again.

Open Architecture

 Vignette has built one of the most open and comprehensive platforms in the market. In the second quarter 2000, we made available native support for Microsoft's Active Server Page scripting and COM technology, critical parts of Microsoft's Windows DNA 2000 environment. In the fourth quarter 2000, we released a version of our products that support the Java 2 Platform, Enterprise Edition, or J2EE, scripting environment, Java Server Pages. In early 2001, we began offering native Enterprise Java Bean implementations of our products.

 With these milestones, we became one of the first vendors in its industry to support both Sun Microsystems Inc.'s Java platform and Microsoft Corp.'s Windows DNA, the two dominant Web application development environments in use today.

Professional Services

 The Vignette Professional Services, or VPS, organization is integral to our ability to provide our clients with an innovative and comprehensive e-business solution. VPS has over 600 experienced consultants worldwide with extensive software project management, development and deployment experience. VPS helps clients plan, design and rapidly implement successful Internet businesses with innovative e-business applications. VPS focuses its consulting services on influencing the client's ability to understand and build online relationships with their customers. The goals of the VPS organization are to mitigate client implementation risks, improve the time to market and integrity of the solution and share best practices with client project teams. We charge for our services on either a time and materials basis or on a fixed-fee basis, and provide our services through our VPS practices in San Francisco, California; Los Angeles, California; Austin, Texas; Boston, Massachusetts; New York, New York; Washington, D.C.; Chicago, Illinois; Atlanta, Georgia; Bellevue, Washington; Denver, Colorado; London, England; Hamburg, Germany; Paris, France; Madrid, Spain; Taiwan; Hong Kong; Singapore; Melbourne, Australia; and Sydney, Australia.

Strategy

 Our objective is to maintain and extend our leadership position as a global provider of e-business solutions. To achieve this objective, we will focus on expanding our customer base of Fortune 1000 enterprises, extending our technology and product leadership through investment in research & development and targeted acquisitions, expanding our global sales capabilities, and extending our partnership alliances with leading technology and services companies.

Strategic Alliances

 A critical element of our sales strategy is to establish strategic alliances to assist us in marketing, selling and developing customer applications, as well as to increase product interoperability within the industry. This approach is intended to increase the number of personnel available to perform application design and development services for our clients and provide additional marketing expertise and technical expertise in certain vertical industry segments. The "Vignette Economy" includes a community of skilled partners specifically selected to support our customers and to grow with them to ensure success. As of December 31, 2000, there were approximately 2,000 Vignette-trained third-party partner professionals making up the Vignette Economy.

 We have established partnerships with leading systems integrators such as Accenture, Computer Sciences Corp., IBM Global Services and
PricewaterhouseCoopers. We have also established strategic alliances with technology leaders like Ariba, BEA Systems, Dell Computer Corp., IBM, Intel, Microsoft, Oracle and Sun Microsystems.

 We intend to continue to invest in and extend our existing partner relationships as well as to form new partnerships with other market leading systems integrators and technology vendors.

Acquisitions

 We have completed four acquisitions since our inception, three of which occurred during 2000.

 Effective January 18, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of Engine 5, Ltd. ("Engine 5"), a developer of enterprise-wide Java server technology, in exchange for 248,043 shares of our common stock and approximately $4.9 million in cash. The total cost of the acquisition, including transaction costs of $400,000, was approximately $20.0 million. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net liabilities were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of Engine 5 have been included with ours for the periods subsequent to the date of the acquisition.

 Additionally, as part of the Engine 5 acquisition, contingent consideration of 33,183 shares of our common stock and $1.6 million was issued and paid, respectively, during the year ended December 31, 2000. Remaining contingent consideration of approximately 55,278 shares of our common stock and $2.7 million will be based upon defined future employment requirements met through the first quarter of 2002. The contingent consideration related to the Engine 5 acquisition is not included in the total purchase price, above, but is expensed as future employment requirements are satisfied; such amount totaled $3.8 million during the year ended December 31, 2000.

 Effective February 15, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of DataSage, Inc. ("DataSage"), a leading provider of e-marketing and personalization applications that help organizations create a comprehensive single enterprise-wide view of their customers, in exchange for 9,458,061 shares of our common stock. The total cost of the acquisition, including transaction costs of $1.1 million, was approximately $586.6 million. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of DataSage have been included with ours for the periods subsequent to the date of the acquisition.

 Effective July 5, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of OnDisplay, Inc. ("OnDisplay"), a leading provider of e-business infrastructure software for powering e-business portals and e-marketplaces, in exchange for 42,016,975 shares of Vignette common stock. The total cost of the acquisition, including transaction costs of $14.0 million, was approximately $1.5 billion. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition and the results of OnDisplay have been included with ours for the periods subsequent to the date of the acquisition.

 In connection with our respective acquisitions of Engine 5, DataSage and OnDisplay, we incurred one-time acquisition costs and integration-related charges, which included costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the OnDisplay and DataSage purchase price was allocated to in-process research and development based upon an independent third-party appraisal and expensed upon the consummation of the transactions. These related acquisition, integration and in-process research and development charges totaled approximately $169.9 million during fiscal year 2000.

Customers

 As of December 31, 2000, we had 1,248 end-user customers. Our customer list includes the most successful organizations in the automotive, education, entertainment, financial services, government, health care, high tech, manufacturing, new media and publishing, retail, telecom, travel and other industries. Customers include (but are not limited to) the following:

Automotive                            Channel                             Education
----------                            --------                            ---------
BMW                                   AT Kearney                          Acadio Corporation
DaimlerChrysler                       EDS                                 Columbia University
Mercedes Benz                         Hill Holliday Interactive           Digital Think
Volkswagen of America, Inc.           Intelligroup, Inc.                  Kaplan Education
Volvo                                 SPL World Group                     Sageport

Entertainment                         Financial services                  Government
-------------                         ------------------                  ----------
British Sky Broadcasting (BSkyB)      Charles Schwab & Company            California Public Employees' Retirement
Checkout.com                          JP Morgan Chase                       System (CalPERS)
Direct TV                             Fidelity                            National Governors' Association
Globo.com                             PaineWebber                         National Science Foundation
Turner Entertainment Group            New York Life Insurance Company     SJ Rail
                                                                          US Mint

Healthcare                            High tech                           Manufacturing
-----------                           ----------                          -------------
American Medical Association          Cisco                               Herman Miller, Inc.
Centrimed                             Compaq Computer Corp.               Otis Elevator Company
Global Healthcare Exchange            Dell Computer Corp.                 Pergo, Inc.
National Cancer Institute             Hewlett-Packard                     Siemens AG
United Healthcare                     Siebel Systems                      Thomson Direct, Inc.
                                      Sun Microsystems, Inc.

New media/publishing                  Retail                              Telecom
--------------------                  -------                             -------
Bertelsmann                           Amazon.com Holdings, Inc.           AT&T
CBS Broadcasting                      Best Buy Co., Inc.                  British Telecom
Chicago Tribune                       Harrods Ltd.                        Cablevision (CSC Holdings)
CNET /ZD Net                          Lands' End                          Motorola
Time Inc. New Media                   RCA.com                             Telefonica

Travel                                Other/Services
-------                               --------------
Atevo Travel                          Breakaway Solutions
Lufthansa                             DHL Worldwide Express
Preview Travel                        Federal Express
The Sabre Group                       McKinsey & Co.
United Air Lines, Inc.                Waste Management, Inc.

Competition

 The market for our products is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. We have three primary sources of competition: in-house development efforts by potential clients or partners; other vendors of software that directly address e-business solutions; and developers of point solution software that address only certain technology components of e-business solutions (e.g., content management).

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

 Such competition could materially and adversely affect our ability to obtain revenues from either license or service fees from new or existing customers on terms favorable to us. Further, competitive pressures may require us to reduce the price of our software. In either case, our business, operating results and financial condition would be materially and adversely affected. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and operating results. See "Risk Factors that May Affect Future Results--Risks Related to Our Business--We Face Intense Competition for e-Business Applications Software Which Could Make it Difficult to Acquire and Retain Clients Now and in the Future."

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

 Our research and development expenditures, excluding the write-off of acquired in-process research and development, for fiscal 1998, 1999 and 2000 were approximately $7.0 million, $16.4 million and $58.3 million, respectively. We expect that we will continue to commit significant resources to research and development in the future. Most research and development expenses have been expensed as incurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. See "Risk Factors that May Affect Future Results--Risks Related to Our Business--If We are Unable to Meet the Rapid Changes in E-Business Applications Technology Our Existing Products Could Become Obsolete."

Sales and Marketing

 We market our products primarily through our direct sales force and also intend to expand our indirect sales through additional relationships with systems integrators, VARs and OEMs. We generate leads from a variety of sources, including businesses seeking partners to develop interactive marketing and selling applications. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. As of December 31, 2000, the direct sales force consisted of 519 sales executives and support personnel.

 We seek to establish partnerships with major industry vendors that will add value to our products and expand distribution opportunities. We also pursue marketing agreements with premier content authoring vendors, site usage analysis vendors and vertically aligned Web server vendors.

 We use a variety of marketing programs to build market awareness of us, our brand name and our products, as well as to attract potential clients for our products. A broad mix of programs are used to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, advertising, direct marketing and relationship marketing programs, seminars, trade shows, speaking engagements and Web site marketing. Our marketing organization also produces marketing materials in support of sales to prospective clients that include brochures, data sheets, white papers, presentations and demonstrations.

Proprietary Rights and Licensing

 Our success and ability to compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently own two patents and have a number of patent applications pending in the United States. We have eight registered trademarks in the United States, 26 pending trademark applications in the United States, 22 registered trademarks in foreign countries, and 27 pending trademark applications in foreign countries. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or "shrinkwrap" agreements, which impose certain restrictions on the licensee's ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

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

 To date, we have not been notified that our products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that developers of Web-based commerce software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. See "Risk Factors that May Affect Future Results--Risks Related to Our Business--Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property From Infringement or a Claim of Infringement."

 We include certain third-party software in our products. This third-party software may not continue to be available on commercially reasonable terms. We license data encryption and authentication technology from RSA Data Security, Inc., load balancing and traffic management software from Resonate, Inc., development software from Iona Technologies, Inc., database access technology from Rogue Wave Software, Inc., Express Online Analytical Processing products from Oracle Corporation, concept and keyword search functionality from Autonomy, Inc., and other software that is integrated with internally developed software. If we cannot maintain licenses to this third-party software, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

Employees

 As of December 31, 2000, we had a total of 2,330 employees. Of the total employees, 679 were in engineering, 632 in sales and marketing, 696 in professional services and 323 in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

 As of February 28, 2001, we had 2,005 employees. The decrease from December 31, 2000 resulted primarily from the restructuring efforts we initiated in January 2001.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Our Business

 In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating our business and us.

We Expect to Incur Future Losses

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

 We plan to increase our operating expenses to expand sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support and improve operational and financial systems as necessary. If our revenues do not increase along with these expenses, our business, operating results or financial condition could be materially adversely affected and net losses in a given quarter would be even greater than expected.

 We believe that our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on client calendar year budgeting cycles, slow summer purchasing patterns in Europe and our compensation policies that tend to compensate sales personnel, typically in the latter half of the year, for achieving annual quotas. Another example is the recent uncertainty surrounding the overall information technology spending environment and customer hesitancy to make large capital expenditures.

If We Experienced a Product Liability Claim We Could Incur Substantial Litigation Costs

  Since our clients use our products for mission critical applications such as Internet commerce, errors, defects or other performance problems could result in financial or other damages to our clients. They could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results and financial condition. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. To date, we have not experienced any product liability claims or litigation that we feel is material to our business. However, such claims if brought against us, even if not successful, would likely be time consuming and costly

We Depend on Increased Business from Our Current and New Customers and if We Fail to Grow Our Customer Base or Generate Repeat Business, Our Operating Results Could Be Harmed

  If we fail to grow our customer base or generate repeat and expanded business from our current and new customers, our business and operating results would be seriously harmed. Many of our customers initially make a limited purchase of our products and services. Some of these customers may not choose to purchase additional licenses to expand their use of our products. Some of these customers have not yet developed or deployed initial applications based on our products. If these customers do not successfully develop and deploy such initial applications, they may not choose to purchase deployment licenses or additional development licenses. Our business model depends on the expanded use of our products within our customers' organizations.

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

In Order to Increase Market Awareness of Our Products and Generate Increased Revenue We Need to Expand Our Sales and Distribution Capabilities

  We must expand our direct and indirect sales operations to increase market awareness of our products and generate increased revenue. We cannot be certain that we will be successful in these efforts. We have recently expanded our direct sales force and plan to hire additional sales personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective clients. New hires will require training and take time to achieve full productivity. We cannot be certain that our recent hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We also plan to expand our relationships with value-added resellers, systems integrators and other third-party resellers to build an indirect sales channel. In addition, we will need to manage potential conflicts between our direct sales force and third-party reselling efforts.

Failure to Maintain the Support of Third-Party E-Business Consultants May Limit Our Ability to Penetrate Our Markets

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

We May Be Unable to Adequately Sustain a Profitable Professional Services Organization, Which Could Affect Both Our Operating Results and Our Ability to Assist Our Clients with the Implementation of Our Products.

  We cannot be certain that we can attract or retain a sufficient number of the highly qualified services personnel that our business needs. Clients that license our software typically engage our professional services organization to assist with support, training, consulting and implementation of their Web solutions. We believe that growth in our product sales depends on our ability to provide our clients with these services and to educate third-party resellers on how to use our products. As a result, we plan to increase the number of service personnel to meet these needs. New services personnel will require training and education and take time to reach full productivity. To meet our needs for services personnel, we may also need to use more costly third-party consultants to supplement our own professional services organization. We expect our services revenue to increase in absolute dollars as we continue to provide consulting and training services that complement our products and as our installed base of clients grows. During 2000, our professional services organization achieved profitability; however, prior to 2000, services costs related to professional services had exceeded, or had been substantially equal to, professional services-related revenue. Although we expect that our professional services-related revenue will continue to exceed professional services-related costs in future periods, we cannot be certain that this will occur. We generally bill our clients for our services on a time and materials basis. However, from time to time we enter into fixed-price contracts for services. On occasion, the costs of providing the services have exceeded our fees from these contracts and, from time to time, we may misprice future contracts to our detriment. In addition, competition for qualified services personnel with the appropriate Internet specific knowledge is intense. There are a limited number of people who have acquired the skills needed to provide the services that our clients demand.

We May Be Unable to Attract Necessary Third-Party Service Providers, Which Could Affect Our Ability to Provide Support, Consulting and Implementation Services for Our Products

  There may be a shortage of third-party service providers to assist our clients with the implementation of our products. We do not believe our professional services organization will be able to fulfill the expected demand for support, consulting and implementation services for our products. We are actively attempting to supplement the capabilities of our services organization by attracting and educating third-party service providers and consultants to also provide these services. We may not be successful in attracting these third-party providers or maintaining the interest of current third-party providers. In addition, these third parties may not devote enough resources to these activities. A shortfall in service capabilities may affect our ability to sell our software.

Our Business May Become Increasingly Susceptible to Numerous Risks Associated with International Operations

  International operations are generally subject to a number of risks, including:

     .   Expenses associated with customizing products for foreign countries;
     .   Protectionist laws and business practices that favor local competition;
     .   Changes in jurisdictional tax laws;
     .   Dependence on local vendors;
     .   Multiple, conflicting and changing governmental laws and regulations;
     .   Longer sales cycles;
     .   Difficulties in collecting accounts receivable;
     .   Foreign currency exchange rate fluctuations; and
     .   Political and economic instability.

  We recorded 26% of our total revenue in the year ended December 31, 2000, through licenses and services sold to clients located outside of the United States. We expect international revenue to account for an increasing percentage of total revenue in the future and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

We Have Relied and Expect to Continue to Rely on Sales of Our V/Series Product Line for Our Revenue

  We currently derive substantially all of our revenues from the license and related upgrades, professional services and support of our V/Series software products. We expect that we will continue to depend on revenue related to new and enhanced versions of our V/Series product line for at least the next several quarters. We cannot be certain that we will be successful in upgrading and marketing our products or that we will successfully develop and market new products and services. If we do not continue to increase revenue related to our existing products or generate revenue from new products and services, our business, operating results and financial condition would be materially adversely affected.

Our Future Revenue is Dependent Upon Our Ability to Successfully Market Our Existing and Future Products

  We expect that our future financial performance will depend significantly on revenue from existing and future software products and the related tools that we plan to develop, which is subject to significant risks. There are significant risks inherent in a product introduction such as our existing V/Series software products. Market acceptance of these and future products will depend on continued market development for Internet products and services and the commercial adoption of standards on which the V/Series is based. We cannot be certain that either will occur. We cannot be certain that our existing or future products offering will meet customer performance needs or expectations when shipped or that it will be free of significant software defects or bugs. If our products do not meet customer needs or expectations, for whatever reason, upgrading or enhancing the product could be costly and time consuming.

If We are Unable to Meet the Rapid Changes in E-Business Applications Technology, Our Existing Products Could Become Obsolete

  The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in client demands, changes in packaging and combination of existing products and evolving industry standards. We cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. New products based on new technologies, new industry standards or new combinations of existing products as bundled products can render existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our clients. Internet commerce technology, particularly e-business applications technology, is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could have a material adverse effect on our business, operating results and financial condition.

We Face Intense Competition for E-Business Applications Software, Which Could Make it Difficult to Acquire and Retain Clients Now and in the Future

  The Internet software market is intensely competitive. Our clients' requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future.

  Our principal competitors include: in-house development efforts by potential clients or partners; other vendors of software that directly address elements of e-business applications; and developers of software that address only certain technology components of e-business applications (e.g., content management).

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

We Must Successfully Complete the Integration of Our Recent Acquisitions of Engine 5, Ltd., DataSage, Inc. and OnDisplay, Inc.

  We acquired Engine 5, Ltd., DataSage, Inc. and OnDisplay Inc. on January 18, 2000, February 15, 2000, and July 5, 2000, respectively. Our failure to successfully address the risks associated with our acquisitions of these companies could have a material adverse effect on our ability to develop and market products based on their respective technologies. In particular, we are developing integrated products and, accordingly, are devoting significant resources to product development, sales and marketing. The success of these acquisitions will depend on our ability to successfully integrate and manage their operations and on our ability to develop and market products based on the acquired technology.

Potential Future Acquisitions Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

  We may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management's attention from existing business operations. Our failure to successfully manage future acquisitions could seriously harm our business. Also, our existing stockholders would experience dilution if we financed the acquisitions by issuing equity securities.

The Internet is Generating Privacy Concerns in the Public and Within Governments, Which Could Result in Legislation Materially and Adversely Affecting Our Business or Result in Reduced Sales of Our Products, or Both

  Businesses use our V/Series products to develop and maintain profiles to tailor the content to be provided to Web site visitors. Typically, the software captures profile information when consumers, business customers or employees visit a Web site and volunteer information in response to survey questions. Usage data collected over time augments the profiles. However, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting certain Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. We are not aware of any such legislation or regulatory requirements currently in effect in the United States. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be materially adversely affected.

  Our V/Series products use "cookies" to track demographic information and user preferences. A "cookie" is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but generally removable by the user. Germany has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged passage of laws limiting or abolishing the use of cookies. If such laws are passed, our business, operating results and financial condition could be materially adversely affected.

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

Our Product Shipments Could Be Delayed if Third-Party Software Incorporated in Our Products is No Longer Available

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

Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property from Infringement or a Claim of Infringement

  In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation. Although we are not involved in any such litigation which we believe is material to the Company's business, if we become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of other's intellectual property, we may be forced to do one or more of the following:

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

Risks Related to the Internet Industry

Our Business is Sensitive to the Overall Economic Environment; Any Slowdown in E-Business Growth or Other Factors Impacting Information Technology Spending Budgets Could Harm Our Operating Results

  The primary customers for our products are enterprises seeking to launch or expand e-business initiatives. Any significant downturn in our customers' markets or in general economic conditions that results in reduced information technology spending budgets would likely result in a decreased demand for our products and services and harm our business. Industry downturns like these have been, and may continue to be, characterized by diminished product demand, erosion of average selling prices, lower than expected revenues and difficulty making collections from existing customers.

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

There is Substantial Risk that Future Regulations Could Be Enacted that Either Directly Restrict Our Business or Indirectly Impact Our Business by Limiting the Growth of Internet Commerce

  As Internet commerce evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. If enacted, such laws, rules or regulations could limit the market for our products and services, which could materially adversely affect our business, financial condition and operating results. Although many of these regulations may not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that such legislation could expose companies involved in Internet commerce to liability, which could limit the growth of Internet commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in Web usage and decrease its acceptance as a communications and commercial medium.

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

We May Be Unable to Meet Our Future Capital Requirements

  We expect the cash on hand, cash equivalents, marketable securities and short-term investments to meet our working capital and capital expenditure needs for at least the next 12 months. After that time, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

ITEM 2.  PROPERTIES

  The Company owns no real estate or facilities, and its leased headquarters offices are located in Austin, Texas. As of December 31, 2000, the Company leased and occupied, or had committed to lease office space in the following locations, with remaining terms of up to 10 years: Austin, Texas; Houston, Texas; San Ramon, California; Redwood Shores, California; New York City, New York; Reston, Virginia; Waltham, Massachusetts; Boston, Massachusetts; Maidenhead, England; Madrid, Spain; Hamburg, Germany; Sydney; Australia; Singapore, Malaysia; and Guragon, India.

  Additionally, the company leases and occupies several medium-sized, short-term offices, with remaining terms of less than one year: Reading, Massachusetts; Cambridge, Massachusetts; Atlanta, Georgia; Dallas, Texas; Paris, France; Melbourne, Australia; Hong Kong, China; Bangalore, India. The Company also leases and utilizes numerous full service managed suites, executive suites, and serviced office short-term leases (lease terms of less than one year, or month-to-month to allow us the flexibility for growth and changing business/customer requirements) for small sales offices across the United States and around the world. As of December 31, 2000, the Company leased office space in 22 countries outside of the United States.

ITEM 3.  LEGAL PROCEEDINGS

  We are not currently involved in any litigation which we feel will be material to the Company's business.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

  We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

  The following table sets forth certain information regarding the executive officers and directors of Vignette as of February 28, 2001.

Name                                Age                                     Position
----                                ---                                     --------
Gregory A. Peters...........        40        Chairman of the Board, President and Chief Executive Officer
William R. Daniel...........        45        Senior Vice President of Products
Bryce M. Johnson............        42        Senior Vice President and General Counsel
Joel G. Katz................        37        Chief Financial Officer and Secretary
Steven W. Manweiler.........        39        Senior Vice President and Chief Technology Officer
Philip C. Powers............        42        Senior Vice President of Professional Services
Charles W. Sansbury.........        33        Senior Vice President of Corporate Development
David J. Shirk..............        34        Senior Vice President and General Manager, Application
                                               Platform Products Division
Michael J. Vollman..........        43        Senior Vice President of Sales and Services
Robert E. Davoli (2) .......        52        Director
Joseph A. Marengi...........        47        Director
Steven G. Papermaster (1)...        42        Director
John D. Thornton (1)(2).....        35        Director

(1) Member of Audit Committee
(2) Member of Compensation Committee

  Set forth below is biographical information about each of our executive officers and directors.

  Gregory A. Peters has served as our President and Chief Executive Officer and as a director since June 1998. From October 1997 to May 1998, Mr. Peters served as President and Chief Executive Officer of Logic Works, Inc., a software company. Mr. Peters joined Logic Works as Chief Financial Officer and Executive Vice President, Finance and Operations in August 1996 and served as Acting President and Chief Executive Officer from April 1997 to October 1997. From April 1994 to August 1996, Mr. Peters served as Chief Financial Officer, Treasurer and Senior Vice President, and from 1992 to March 1994, as Controller and Treasurer, at Micrografx, Inc., a Windows-based graphics software company. From 1990 to 1992, Mr. Peters held various financial positions at DSC Communications Corporation, a telecommunications company. Mr. Peters is a Certified Public Accountant and received his Bachelor of Arts degree in Business Administration from Rhodes College in Memphis, Tennessee.

   William R. Daniel has served as our Senior Vice President of Products since September 1999. From November 1998 to August 1999, he served as our Vice President, Business Development. From August 1995 to May 1998, Mr. Daniel served as President, Chief Operating Officer, and was a co-founder of Wallop Software, Inc., a provider of web application development and assembly solutions. From June 1988 until July 1995, he served as Chief Operating Officer and Senior Vice President with Datis Corporation (acquired by HCIA, Inc. in 1995), a healthcare information provider. Mr. Daniel received his Bachelor of Arts degree in Engineering Sciences with honors from Dartmouth College and his Masters of Business Administration degree in finance with honors from the Haas School of Business at the University of California, Berkeley.

  Bryce M. Johnson has served as our Senior Vice President and General Counsel since December 2000 and is responsible for overseeing the Company's legal and governmental affairs. From March 1997 to November 2000, Mr. Johnson was the Chief Legal Counsel for Tivoli Systems Inc. and Associate General Counsel of IBM Corporation. From May 1984 to March 1997, Mr. Johnson held a variety of legal positions with IBM Corporation, including Counsel to IBM Europe in Paris, France. Mr. Johnson received his Bachelor of Arts degree with highest honors from Georgetown College and his Doctorate of Jurisprudence from the University of Kentucky.

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

   Steven W. Manweiler has served as our Senior Vice President and Chief Technology Officer since June 2000 and is responsible for the overall architectural issues across all product lines as well as future technology direction. From February 1996 to May 2000, Mr. Manweiler held various positions within the Company and was a primary developer of our early products. Prior to Vignette, he worked at Hewlett-Packard, where he developed networking services for the company's Unix product and worked on Unix kernel development in the area of distributed file systems. He also served as a leader and key software developer at HaL Computer Systems. Mr. Manweiler received his Master of Science degree in Computer Science from the University of Arizona.

   Philip C. Powers has served as our Senior Vice President of Professional Services since September 1999 and as our Vice President, Professional Services from August 1998 to September 1999. From February 1997 to August 1998 he served as Vice President of Worldwide Professional Services at Tivoli Systems, Inc., a client/server software company. From January 1981 to February 1997, he held several management roles at IBM which most recently included Director of Worldwide Channel Marketing for IBM's software group and Director of Worldwide Marketing, LAN systems for IBM's personal software products division. Mr. Powers received his Bachelor of Arts in Marketing and Business Management from the University of Dayton.

   Charles W. Sansbury has served as our Senior Vice President of Corporate Development since January 2000. From June 1996 to December 1999, Mr. Sansbury was a Principal in the Technology Investment Banking Group at Morgan Stanley Dean Witter. While at Morgan Stanley, he specialized in advising companies in the Internet infrastructure software and Internet professional services industries. He served as our investment banker during our initial and secondary public offerings and, over the past two years, has helped guide our corporate development and strategic financing initiatives. From August 1993 to June 1996, he was an investment banker at Lehman Brothers. Mr. Sansbury received his Master of Business Administration degree from the Wharton School of the University of Pennsylvania and his Bachelor of Science degree from Georgetown University.

   David J. Shirk has served as our Senior Vice President and General Manager, Application Platform Products Division, since July 2000 and is responsible for the development and delivery of business-to-business infrastructure software products. From March 1998 to June 2000, Mr. Shirk worked at Novell Corporation as Senior Vice President of Product Management and Chief Technology Officer, where he was responsible for delivering Novell's Net services software strategy and roadmap for all Novell products. From March 1996 to February 1998, he was Vice President of Marketing at Oracle Corporation in charge of its Industry Applications Division. He has more than 12 years of experience in product development, product marketing, business application and vertical industry business solutions. Mr. Shirk received his Bachelor of Arts degree in Business Administration from Ohio State University.

   Michael J. Vollman has served as our Senior Vice President of Sales and Services since September 1999, our Vice President, North American Sales and Professional Services from September 1998 to August 1999, and our Vice President, North American Operations from April 1998 to August 1998. Mr. Vollman joined Vignette in February 1998 as Vice President, Professional Services and served in that capacity until April 1998. From February 1997 to February 1998, Mr. Vollman served as Practice Director within the Central Region Consulting Business for Oracle Corporation, an enterprise database company. From June 1985 to February 1997, he served in various account leadership and business development roles for Electronic Data Systems, an information technology services company. He received his Bachelor of Science degree in Computer Science from Lawrence Technological University and his Master of Business Administration degree in Marketing from the University of Michigan.

   Robert E. Davoli has served as a director of Vignette since February 1996. Mr. Davoli has served as General Partner of Sigma Partners, a venture capital firm, since January 1995. He served as President and Chief Executive Officer of Epoch Systems, a client-server software company, from February 1993 to September 1994. From May 1986 through June 1992, Mr. Davoli was the President and Chief Executive Officer of SQL Solutions, a relational database management systems consulting and tools company that he founded and sold to Sybase, Inc. in January 1990. He is a director of ISS Group, Inc., a publicly held network security software company, and he serves as a director of several privately held companies. Mr. Davoli received his Bachelor of Arts degree in History from Ricker College.

   Joseph A. Marengi has served as a director of Vignette since July 1999. Mr. Marengi, who is a Senior Vice President with Dell Computer Corporation, reporting to the Office of the Chief Executive Officer, is responsible for the Dell Americas units serving enterprise, large corporate and medium-sized business customers. Prior to joining Dell in July 1997, Mr. Marengi worked with Novell, Inc., most recently serving as President and Chief Operating Officer. He joined Novell in 1989, beginning as director of the Eastern region and moving through successive promotions to become Executive Vice President of Worldwide Sales and Field Operations. Mr. Marengi received his Bachelor of Arts degree in Public Administration from the University of Massachusetts, Boston, and his Master of Business Administration degree in Management from the University of Southern California.

   Steven G. Papermaster has served as a director of Vignette since September 1998. Mr. Papermaster has served as the Chairman of Powershift Group, a technology venture development group, since 1996. He is also Chairman of Perficient, Inc., a provider of professional services to Internet software companies, as well as a director of several privately held companies. Mr. Papermaster was the Founder, Chairman and Chief Executive Officer of BSG Corporation, a system integration company, from 1987 to 1996. Mr. Papermaster also founded Enterprise Technology Institute in 1990. He received his Bachelor of Arts degree in Finance from the University of Texas at Austin.

   John D. Thornton has served as a director of Vignette since February 1996. Mr. Thornton is a General Partner of Austin Ventures, a venture capital firm, where he has been employed since 1991. Mr. Thornton serves as a director of MetaSolv Software, Inc., a telecommunications software company, as well as several privately held companies. He joined Austin Ventures from McKinsey & Co., where he served clients in the United States and Europe. He received his Bachelor of Arts degree with honors from Trinity University and his Master of Business Administration degree from the Stanford Graduate School of Business.

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "VIGN." Public trading of the common stock commenced on February 19, 1999. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq National Market in each of the last eight fiscal quarters, as adjusted for the two-for-one forward split of our common stock paid on December 1, 1999 and for the three-for-one forward split of our common stock paid on April 14, 2000.

                                                                                              High           Low
                                                                                            ----------    ----------
         Year Ended December 31, 2000:
             Fourth Quarter............................................................       $ 34.38       $ 15.75
             Third Quarter.............................................................         52.25         27.00
             Second Quarter............................................................         66.98         25.50
             First Quarter.............................................................         99.00         51.67
         Year Ended December 31, 1999:
             Fourth Quarter............................................................         54.58         14.88
             Third Quarter.............................................................         15.08          8.73
             Second Quarter............................................................         17.52          7.10
             First Quarter (from February 19, 1999)....................................         14.67          6.64

   As of February 28, 2001, there were approximately 1,181 holders of record of our common stock.

   We have never declared or paid any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

   On January 18, 2000, and in connection with our acquisition of Engine 5, Ltd. ("Engine 5"), we issued 248,043 shares of our common stock to the holders of Engine 5 securities. In exchange for these shares and approximately $4.9 million in cash, we acquired all of the issued and outstanding securities of Engine 5. During 2000, we issued an additional 33,183 shares of our common stock to the holders of Engine 5 securities as contingent consideration for the acquisition. All of these shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. Among the facts relied upon to determine that this exemption was available was the existence of less than 35 non-accredited investors that were to receive shares of our common stock in that transaction.

   On February 15, 2000 and in connection with our acquisition of DataSage, Inc. ("DataSage"), we issued 9,458,061 shares of our common stock to the holders of DataSage securities. In exchange for these shares, we acquired all of the issued and outstanding securities of DataSage. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. Among the facts relied upon to determine that this exemption was available was the existence of less than 35 non-accredited investors that were to receive shares of our common stock in that transaction.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this Report on Form 10-K. Consolidated statement of operations data for the year ended December 31, 1996 includes results of operations for the period from December 19, 1995, the date of our inception, through December 31, 1996. The consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the consolidated balance sheet data at December 31, 1999 and 2000 are derived from audited consolidated financial statements included elsewhere in this Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1996 and 1997 and the consolidated balance sheet data at December 31, 1996, 1997 and 1998 are derived from audited consolidated financial statements not included in this Report on Form 10-K.

                                                                             Year ended December 31,
                                                          -------------------------------------------------------------
                                                          1996         1997         1998        1999 (1)       2000 (2)
                                                         -----       -------      -------     -----------    -----------
                                                                      (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
     Product license...............................     $    ---     $  1,943     $   8,584     $  46,292      $  216,257
     Services......................................          ---        1,081         7,621        42,893         150,404
                                                        --------     --------     ---------      --------      ----------
             Total revenue.........................          ---        3,024        16,205        89,185         366,661
Cost of revenue:
     Product license...............................          ---           37           964         3,306           7,611
     Services......................................          ---        1,438         9,340        33,488         111,410
                                                        --------     --------     ---------      --------      ----------
             Total cost of revenue.................          ---        1,475        10,304        36,794         119,021
                                                        --------     --------     ---------      --------      ----------
Gross profit.......................................          ---        1,549         5,901        52,391         247,640
Operating expenses:
     Research and development......................          892        2,895         6,962        16,447          58,324
     Sales and marketing...........................          428        4,964        15,880        49,559         175,020
     General and administrative....................          503        1,333         4,864         9,494          38,625
     Purchased in-process research and
       development, acquisition-related and other
       charges.....................................        1,865          ---         2,089        15,641         169,885
     Amortization of deferred stock
       compensation................................          ---          ---         2,475         5,654          33,863
     Amortization of intangibles...................          ---          ---           ---         1,796         328,691
                                                        --------     --------     ---------      --------      ----------
             Total operating expenses..............        3,688        9,192        32,270        98,591         804,408
                                                        --------     --------     ---------      --------      ----------
Loss from operations...............................       (3,688)      (7,643)     (26,369)       (46,200)      (556,768)
Other income, net..................................           62          169           172         3,723          25,992
                                                        --------     --------     ---------      --------      ----------
Loss before income taxes...........................       (3,626)      (7,474)     (26,197)       (42,477)      (530,776)
Provision for income taxes.........................          ---          ---           ---           ---           1,449
                                                        --------     --------     ---------      --------      ----------
Net loss...........................................     $ (3,626)    $ (7,474)    $(26,197)     $ (42,477)     $(532,225)
                                                        ========     ========     =========     =========      ==========
Basic net loss per share...........................     $  (0.96)    $  (0.70)    $  (1.53)     $   (0.31)     $   (2.59)
                                                        ========     ========     =========     =========      ==========
Shares used in computing basic net loss per
   share...........................................        3,780       10,728        17,094       137,253         205,885
Pro forma basic net loss per share.................                                             $   (0.28)
                                                                                               ==========
Shares used in computing pro forma net loss per
   share...........................................                                               150,912

                                                                               As of December 31,
                                                        ----------------------------------------------------------------
                                                         1996         1997          1998         1999 (1)      2000 (2)
                                                       -------      -------      ----------     ----------    -----------
Consolidated Balance Sheet Data:                                                 (in thousands)
Cash and cash equivalents                               $  1,863     $  6,865     $  12,242       $391,278     $  435,481
Working capital                                            1,583        4,255         3,757        375,211        389,831
Total assets                                               2,229        8,499        21,349        498,166      2,190,954
Long-term debt and capital lease obligation,
  less current portion                                       198          833           758            ---            782
Redeemable convertible preferred stock                     3,458       13,458        36,258            ---            ---
Total stockholders' equity (deficit)                     (1,770)      (9,248)      (30,767)        437,059      2,024,513

--------
(1)      Reflects the acquisition of Diffusion, Inc. on June 30, 1999.
(2) Reflects the acquisitions of Engine 5, Ltd., DataSage, Inc. and OnDisplay, Inc. on January 18, 2000, February 15, 2000 and July 5, 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The statements contained in this Report on Form 10-K that are not purely historical statements are forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. All forward-looking statements included in this Report on Form 10-K are based upon information available to the Company as of the date hereof and we are under no duty to update any of the forward-looking statements after the date of this Report to conform these statements to actual results. See "Risk Factors that May Affect Future Results," and the factors and risks discussed in our Registration Statement filed on Form S-1 on December 9, 1999 (File No. 333-91085) with the Securities and Exchange Commission.

Overview

   We are a leading global provider of customer-driven Internet application software products and services. Our e-business solutions are designed to enable businesses to build successful and sustainable online businesses that are customer-managed. Our customer-driven Internet applications and solutions allow businesses to create and manage Internet business channels that are designed to attract, engage and retain their customers, partners, and suppliers online. Using our products' content, integration, and analysis capabilities, our clients deploy applications, which are focused on personalized and mass-customized interaction across multiple touchpoints and communication channels. We were founded in December 1995. To date, we have developed and released several versions of our product and have sold our products and services to approximately 1,250 clients. We market and sell our products worldwide primarily through our direct sales force but also market through third-party providers.

   We derive our revenue from the sale of software product licenses and from professional consulting, maintenance and support services. Product license revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. Product license revenue for arrangements to deliver unspecified additional software products in the future is recognized ratably over the term of the arrangement, beginning with the delivery of the first product. Services revenue consists of fees from professional services and from maintenance and telephone support. Professional services include integration of software, application development, training and software installation. We bill professional services fees on a time-and-materials basis. We recognize professional services fees billed on a time-and-materials basis as the services are performed. Our clients typically purchase maintenance agreements annually, and we price maintenance agreements based on a percentage of our current product list price. We price telephone support based on differing levels of support. Clients purchasing maintenance agreements receive unspecified product upgrades and electronic, Web-based technical support, while purchasers of support contracts receive additional telephone support. We recognize revenue from maintenance and support agreements ratably over the term of the agreement, which is typically one year.

   Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, as well as personnel and other expenses related to providing professional services. Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred significant losses since inception and, as of December 31, 2000, we had an accumulated deficit of approximately $612.0 million. We believe our success depends on further increasing our client base and on continued growth in the e-business solutions market. Accordingly, we intend to continue to invest in sales, marketing, professional services, research and development and in our operational and financial systems as necessary. Furthermore, we expect to continue to incur operating losses, excluding amortization of intangibles and stock-based compensation and restructuring charges, at least through the first quarter of 2001, and our expected increase in operating expenses will require significant increases in revenues before we become profitable.

   We had 2,330 full-time employees at December 31, 2000, up from 757 at December 31, 1999. This rapid growth places a significant demand on our management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. In addition, we expect that future expansion will continue to challenge our ability to hire, train, motivate, and manage our employees. Competition is intense for highly qualified technical, sales and marketing and management personnel. If our total revenue does not increase relative to our operating expenses, our management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or our management otherwise fails to manage our expansion effectively, there would be a material adverse effect on our business, operating results and financial condition.

Business Combinations

   Effective January 18, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of Engine 5, Ltd. ("Engine 5"), a developer of enterprise-wide Java server technology, in exchange for 248,043 shares of our common stock and approximately $4.9 million in cash. The total cost of the acquisition, including transaction costs of $400,000, was approximately $20.0 million. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net liabilities were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of Engine 5 have been included with those of the Company for the periods subsequent to the date of the acquisition.

   Additionally, contingent consideration of approximately 88,461 shares of our common stock and approximately $4.3 million in cash will be based upon defined future employment requirements met through the first quarter of fiscal year 2002. The contingent consideration related to the Engine 5 acquisition is not included in the total purchase price, above, but will be expensed when the future employment requirements have been met; such amount totaled $3.8 million in 2000.

   Effective February 15, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of DataSage, Inc. ("DataSage"), a leading provider of e-marketing and personalization applications that help organizations create a comprehensive single enterprise-wide view of their customers, in exchange for 9,458,061 shares of our common stock. The total cost of the acquisition, including transaction costs of $1.1 million, was approximately $586.6 million. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of DataSage have been included with those of the Company for the periods subsequent to the date of the acquisition.

   Effective July 5, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of OnDisplay, Inc. ("OnDisplay"), a leading provider of e-business infrastructure software for powering e-business portals and e-marketplaces, in exchange for 42,016,975 shares of Vignette common stock. The total cost of the acquisition, including transaction costs of $14.0 million, was approximately $1.5 billion. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition and the results of OnDisplay have been included with those of the Company for the periods subsequent to the date of the acquisition.

   In connection with our respective acquisitions of Engine 5, DataSage and OnDisplay, we incurred one-time acquisition costs and integration-related charges, which included costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the OnDisplay and DataSage purchase price was allocated to in-process research and development based upon an independent third-party appraisal and expensed upon the consummation of the transactions. These related acquisition, integration and in-process research and development charges totaled approximately $169.9 million during fiscal year 2000.

   Intangible assets, net of accumulated amortization, represented 68% and 4% of total assets at December 31, 2000 and 1999, respectively.

Accounting Reclassification

   Effective December 31, 2000, we report as deferred revenue only amounts received from customers for which revenue has not been recognized, and we report as accounts receivable only amounts due from customers for which revenue has been recognized. Deferred revenue and accounts receivable balances for all previous periods have been reclassified to conform to the current year presentation. This reclassification reduced our deferred revenue and accounts receivable balances by approximately $16.6 million and $28.6 million at December 31, 1999 and 2000, respectively.

Subsequent Events

   In January 2001, we initiated a restructuring plan that will allow us to streamline our operations and reduce our cost structure. As part of this restructuring plan, which primarily consists of a workforce reduction and the consolidation of certain facilities, we expect to incur restructuring charges totaling approximately $45.0 to $55.0 million in 2001.

   In February 2001, we issued approximately 2.4 million restricted shares to certain employees who elected to participate in the Company's stock option exchange program, a program that was designed to provide our employees with a long-term incentive for maximizing shareholder value. As a result of this transaction, we will record deferred compensation for the deemed market value of the restricted shares issued as of the grant date in the amount of approximately $14.8 million. Beginning on or about May 15, 2001, we will amortize this amount to expense over the one-year vesting period.

   Also under the same option exchange program, we canceled approximately 19.2 million stock options previously granted to those employees who voluntarily participated in the program in exchange for new options that will be granted on or after August 15, 2001. The number of new options to be granted will be dependent on the closing price of our common stock on the grant date and will range from 52.5% to 87.5% of the total options canceled. The exercise price of these new options will be equal to the fair market value of our common stock on the grant date. The program has been organized to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable plan accounting.

Results of Operations

   The following table sets forth for the periods indicated the percentage of revenues represented by certain line items in our consolidated statements of operations.

                                                                                     Year Ended December 31,
                                                                            ------------------------------------------
                                                                                1998          1999           2000
                                                                            ----------     ----------     ------------
Consolidated Statements of Operations Data:
Revenue:
     Product license....................................................             53%            52%           59%
     Services...........................................................             47             48            41
                                                                            -----------        -------         -----
             Total revenue..............................................            100            100           100

Cost of revenue:
     Product license....................................................              6              4             2
     Services...........................................................             58             38            30
                                                                            -----------        -------         -----
             Total cost of revenue......................................             64             42            32
                                                                            -----------        -------         -----
Gross profit..........................................................               36             58            68
Operating expenses:
     Research and development...........................................             43             18            16
     Sales and marketing................................................             98             56            48
     General and administrative.........................................             30             11            11
     Purchased in-process research and development,
       acquisition-related and other charges............................             13             18            46
     Amortization of deferred stock compensation........................             15              6             9
     Amortization of intangibles........................................             --              2            90
                                                                            -----------        -------         -----
             Total operating expenses...................................            199            111           220
                                                                            -----------        -------         -----
Loss from operations..................................................             (163)           (53)         (152)
Other income, net.....................................................                1              4             7
                                                                            -----------        -------         -----
Loss before income taxes..............................................             (162)           (49)         (145)
Provision for income taxes............................................               --             --            --
                                                                            -----------        -------         -----
Net loss..............................................................             (162)%          (49)%        (145)%
                                                                            ===========        =======         =====

  Revenue

   Total revenue increased to $366.7 million in 2000 from $89.2 million in 1999 and from $16.2 million in 1998. This increase was attributable to an increase in our client base, which grew from 193 at the end of 1998 to 518 at the end of 1999 and to 1,250 at the end of 2000, an increase in the average size of new client orders and follow-on orders from existing clients. Although our total revenue has increased in recent periods, we cannot be certain that total revenue will grow in future periods or that it will grow at similar rates as in the past.

   Product License. Product license revenue increased to $216.3 million in 2000 from $46.3 million in 1999 and from $8.6 million in 1998, representing 59%, 52% and 53% of total revenue, respectively. The increase in product license revenue in absolute dollars was due to increases in the number of clients and the average size of new client orders resulting from growing market acceptance of our product lines over prior periods, increased follow-on orders from existing clients and orders influenced and implemented by third-party integration partners.

   Services. Services revenue increased to $150.4 million in 2000 from $42.9 million in 1999 and from $7.6 million in 1998, representing 41%, 48% and 47% of total revenue, respectively. Services revenue from professional services fees continues to be the primary component of total services revenue, representing 31% of total revenues in 2000 as compared to 39% in 1999 and 38% in 1998. The increase in all types of services revenue in absolute dollars was due primarily to an increase in the number of clients and the sale of product licenses, which generally include or lead to contracts to perform professional services and training and purchases of software maintenance and technical support service agreements.

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

   Cost of Revenue

   Product License. Product license costs consist of expenses we incur to manufacture, package and distribute our products and related documentation and costs of licensing third-party software incorporated into our products. Product license costs increased to $7.6 million in 2000 from $3.3 million in 1999 and from $1.0 million in 1998, representing 4%, 7% and 11% of product license revenue, respectively. The increase in absolute dollars in each period was principally a result of both product license sales growth and royalties paid to third-party vendors for technology embedded in our product offerings. Product license costs were less as a percentage of product license revenue in 2000 and 1999, as compared to 1998, primarily because significant product license revenue growth outpaced increases in product license costs in addition to a higher average sales price in 2000 relative to 1998 and 1999. We expect product license costs to increase in the future in absolute dollar terms due to additional clients licensing our products and the acquisition of OEM licenses to third-party technology that we may choose to embed in our product offerings.

   Services. Services costs include salary expense and other related costs for our professional service, maintenance and customer support staffs, as well as third-party contractor expenses. Services costs increased to $111.4 million in 2000 from $33.5 million in 1999 and from $9.3 million in 1998, representing 74%, 78% and 123% of services revenue, respectively. The increase in absolute dollars resulted from the rapid expansion of our services organization. The overall improvement in services gross profit margin reflects increased leverage from the productivity of support, training, consulting and implementation activities. We expect services costs to increase in the future in absolute dollars to the extent that services revenues increase. We expect services costs as a percentage of services revenue to continue to decrease over time. Services costs as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

   Professional services-related costs increased to $104.3 million in 2000 from $31.5 million in 1999 and from $8.8 million in 1998, representing 91%, 92% and 143% of professional services-related revenue. Maintenance and support-related costs increased to $7.1 million in 2000 from $2.0 million in 1999 and from $510,000 in 1998, representing 20%, 23% and 35% of maintenance and support-related revenue, respectively.

   Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased to $58.3 million in 2000 from $16.4 million in 1999 and from $7.0 million in 1998, representing 16%, 18% and 43% of total revenue, respectively. The increase in absolute dollars was due to the increase in engineering personnel and to the expansion of our product offerings. The decrease in research and development as a percentage of total revenue resulted primarily because significant revenue growth outpaced increases in research and development expenditures. We believe that continued investment in research and development is critical to maintaining a competitive advantage, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods. Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed ("Statement 86") totaled $1.9 million, $550,000 and $0 in 2000, 1999 and 1998, respectively.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and tradeshows. Sales and marketing expenses increased to $175.0 million in 2000 from $49.6 million in 1999 and from $15.9 million in 1998, representing 48%, 56% and 98% of total revenue, respectively. Sales and marketing expenses increased in absolute dollars due to a significant increase in sales and marketing personnel, increased marketing program expenditures as well as higher commissions expense resulting from the absolute dollar growth in our customer bookings. The decrease in sales and marketing expenses as a percentage of total revenue resulted primarily because significant revenue growth outpaced increases in sales and marketing expenditures. We believe these expenses will continue to increase in absolute dollars in future periods as we expect to continue to expand our sales and marketing efforts to promote further growth.

We also anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue from period to period as new sales personnel are hired and begin to achieve productivity and achieve commission accelerators as well as the timing of new product releases.

   General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for operations, human resources, finance, accounting, information technology and legal employees and certain facilities-related expenses. General and administrative expenses increased to $38.6 million in 2000 from $9.5 million in 1999 and from $4.9 million in 1998, representing 11%, 11% and 30% of total revenue, respectively. The increase in absolute dollars for these periods was due to increased personnel, information technology and facility expenses necessary to support our expanding operations. General and administrative expenses decreased as a percentage of total revenue primarily because significant revenue growth outpaced increases in general and administrative expenditures. We believe general and administrative expenses will increase in absolute dollars as we expect to increase staffing and infrastructure expenses to support our continued growth.

   Purchased In-Process Research and Development, Acquisition-Related and Other Charges. In connection with our acquisitions of OnDisplay in July 2000, DataSage in February 2000, Engine 5 in January 2000 and Diffusion in June 1999, we incurred one-time acquisition costs and integration-related charges, which include costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the Diffusion, DataSage and OnDisplay purchase prices were allocated to in-process research and development, or IPR&D, based upon an independent third-party appraisal. The resulting IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative uses existed. These related charges totaled $169.9 million in 2000 and $15.6 million in 1999.

   The independent third-party IPR&D valuations utilized a modified discounted cash flow model. The cash flow projections for revenue were based on the projected incremental increase in revenue that was expected to be received from the completed acquired in-process research and development. Revenue was assumed to continue for a period of five years, including a residual period beyond the five-year analysis. Estimated operating expenses were deducted from estimated revenue to arrive at estimated pre-tax cash flows. Projected operating expenses included cost of goods sold, selling general and administrative expense, and research and development expense. Operating expenses were estimated as a percent of revenue based on the respective acquired company's historical results. Projected results were also used in combination with past operating results and industry averages. Capital charges, or cash flow attributable to other assets such as fixed assets, working capital, trademark and assembled workforce, were deducted from pre-tax operating income to isolate the cash flow attributable solely to in-process research and development. Applicable income taxes were then deducted to arrive at after-tax cash flows. The after-tax cash flow projections were discounted using a risk-adjusted rate of return, ranging between 21% and 23%. A tax amortization benefit was added to the discounted cash flows. In using the discounted model, the costs to complete the respective in-process technology were excluded from the research and development expense, and the percentage completion of the in-process research and development was reflected in each year's projected cash flow.

   The development of these technologies remains a significant risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and competitive threats. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the products can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

   The following table summarizes the significant assumptions underlying the valuations for our purchase acquisitions completed in 2000 and 1999 (in thousands):

                                                                                                         Estimated Cost to
                                                                                                             Complete
                                                                                  Estimated stage        Technology at Time
                                           Acquisition                             of Completion           of Acquisition
                                           -----------                             -------------           --------------
    Fiscal 2000:
         OnDisplay............................................................         65%                    $ 2,880
         DataSage.............................................................         63%                    $   811
         Engine 5.............................................................         --%                    $    --

     Fiscal 1999:
         Diffusion............................................................         88%                    $   850


   Regarding our purchase acquisitions in 2000 and 1999, actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections upon the introduction of the products into the market. Shipment volumes of products from the above-acquired technologies are not material to our overall financial results at the present time. Therefore, it is difficult to determine the accuracy of overall revenue projections early in the technology or product life cycle. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed.

   In May 1998, we acquired from RandomNoise, Inc. certain in-process research and development efforts, a developed product and an insignificant amount of equipment in exchange for $2.1 million, consisting of $100,000 in cash and 2,254,980 shares of our Series G Preferred Stock valued at $2.0 million. Substantially all of the purchase price was allocated to in-process research and development and expensed upon the consummation of the transaction. These charges totaled $2.1 million in 1998.

   Amortization of Deferred Stock Compensation. For the stock options we award to employees from our stock option plans, we have recorded deferred compensation for the difference between the exercise price of certain stock option grants and the deemed market value of our common stock at the time of such grants. For the stock options we assumed in connection with our acquisition of OnDisplay, we have recorded deferred compensation for the difference between the exercise price of the unvested stock options and the deemed fair value of our common stock at the acquisition date. We are amortizing this amount over the vesting periods of the applicable options, resulting in amortization expense of $33.9 million, $5.7 million and $2.5 million in 2000, 1999 and 1998, respectively.

   Amortization of Intangibles. Intangible amortization expense was $328.7 million, $1.8 million and $0 in 2000, 1999 and 1998, respectively. Amortization of intangible assets relates primarily to our acquisitions of Diffusion, Engine 5, DataSage and OnDisplay. See Note 2 and Note 3 of Notes to Consolidated Financial Statements.

   We expect to adjust the carrying amount of our intangible assets due to our recent restructuring efforts, resulting in anticipated restructuring charges totaling $6.2 million during the first quarter of fiscal year 2001.

   Other Income, Net

   Other income, net consists primarily of interest income and expense. Other income, net increased to $26.0 million in 2000 from $3.7 million in 1999 and from $172,000 in 1998. The significant increase in 1999 and 2000 was due to interest income earned on higher cash balances, cash equivalents and short-term investments resulting from both our secondary and initial public offerings in December 1999 and February 1999, respectively, as well as cash acquired through our purchases of businesses.

Provision for Income Taxes

   The Company has incurred income tax expense of approximately $1.4 million, $0 and $0 in 2000, 1999 and 1998, respectively. The income tax expense consists primarily of foreign withholding taxes on income generated in non-US tax jurisdictions.

   We have provided a full valuation allowance on our net deferred tax assets, which include net operating loss and research and development carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"), involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets.

Quarterly Results

The following tables set forth certain unaudited consolidated statements of operations data both in absolute dollars and as a percentage of total revenue for each of our last eight quarters. This data has been derived from unaudited condensed consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for a fair presentation of such information. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results for any future period.

                                                                                Three Months Ended
                                              ------------------------------------------------------------------------------------
                                               March 31,   June 30, Sept 30,  Dec 31,   March 31,  June 30,   Sept 30,    Dec 31,
                                                 1999        1999     1999      1999      2000       2000       2000        2000
                                              ----------  ---------  -------  -------  ---------- ---------- ----------  ---------
                                                            (in thousands, except share data and percentages)
Consolidated Statements of Operations Data:
Revenue:
  Product license                             $ 4,623   $  7,575   $12,364   $21,730   $ 29,148   $ 42,173   $  66,194   $  78,742
  Services                                      4,509      7,298    11,874    19,212     26,081     34,958      44,193      45,172
                                              -------   --------   -------   -------   --------   --------   ---------   ---------

   Total Revenue                                9,132     14,873    24,238    40,942     55,229     77,131     110,387     123,914
                                              -------   --------   -------   -------   --------   --------   ---------   ---------

Cost of revenue:
  Product license                                 419        734       777     1,376      1,361      2,372       2,365       1,513
  Services                                      4,469      5,765     9,734    13,520     19,689     25,724      33,249      32,748
                                              -------   --------   -------   -------   --------   --------   ---------   ---------

    Total cost of revenue                       4,888      6,499    10,511    14,896     21,050     28,096      35,614      34,261
                                              -------   --------   -------   -------   --------   --------   ---------   ---------

Gross Profit                                    4,244      8,374    13,727    26,046     34,179     49,035      74,773      89,653
                                              -------   --------   -------   -------   --------   --------   ---------   ---------


Operating expenses:
  Research and development                      2,725      2,992     4,514     6,216      7,534     10,386      17,734      22,670
  Sales and marketing                           6,553     10,027    12,239    20,740     27,072     34,661      53,091      60,196
  General and administrative                    1,611      1,738     2,637     3,508      4,890      7,533      13,097      13,105
  Purchased in-process research and
    development, acquisition-related,
    and other charges                              --     14,690       493       458     56,475      3,135     107,279       2,996
  Amortization of deferred stock
    compensation                                1,669      1,288     1,161     1,536      1,681      1,320      22,366       8,496
  Amortization of intangibles                      --         --       898       898     26,081     48,503     126,826     127,281
                                              -------   --------   -------   -------   --------   --------   ---------   ---------
  Total operating expenses                     12,558     30,735    21,942    33,356    123,733    105,538     340,393     234,744
                                              -------   --------   -------   -------   --------   --------   ---------   ---------

Loss from operations                           (8,314)   (22,361)   (8,215)   (7,310)   (89,554)   (56,503)   (265,620)   (145,091)
Other income, net                                 376        834       829     1,684      6,037      5,814       6,741       7,400
                                              -------   --------   -------   -------   --------   --------   ---------   ---------

Loss before provision for income taxes         (7,938)   (21,527)   (7,386)   (5,626)   (83,517)   (50,689)   (258,879)   (137,691)
Provision for income taxes                         --         --        --        --         --         --         440       1,009
                                              -------   --------   -------   -------   --------   --------   ---------   ---------
Net loss                                      $(7,938)  $(21,527)  $(7,386)  $(5,626)  $(83,517)  $(50,689)  $(259,319)  $(138,700)
                                              =======   ========   =======   =======   ========   ========   =========   =========
Basic net loss per share                      $ (0.06)  $  (0.14)  $ (0.05)  $ (0.03)  $  (0.47)  $  (0.27)  $   (1.15)  $   (0.60)
                                              =======   ========   =======   =======   ========   ========   =========   =========

As a Percentage of Total  Revenue:
Revenue:
  Product license                                  51%        51%       51%       53%        53%        55%         60%         64%
  Services                                         49         49        49        47         47         45          40          36
                                              -------   --------   -------   -------   --------   --------   ---------   ---------
    Total Revenue                                 100        100       100       100        100        100         100         100
                                              -------   --------   -------   -------   --------   --------   ---------   ---------

Cost of revenue:
  Product license                                   5          5         3         3          2          3           2           2
  Services                                         49         39        40        33         36         33          30          26
                                              -------   --------   -------   -------   --------   --------   ---------   ---------
    Total cost of revenue                          54         44        43        36         38         36          32          28
                                              -------   --------   -------   -------   --------   --------   ---------   ---------

Gross Profit                                       46         56        57        64         62         64          68          72
                                              -------   --------   -------   -------   --------   --------   ---------   ---------

Operating expenses:
  Research and development                         30         20        19        15         14         13          16          18
  Sales and marketing                              71         67        50        51         49         45          48          49
  General and administrative                       18         11        11         9          9         10          12          11
  Purchased in-process research and
    development, acquisition-related,
    and other charges                              --         99         2         1        102          4          97           2
  Amortization of deferred stock
    compensation                                   18          9         5         4          3          2          20           7
  Amortization of intangibles                      --         --         4         2         47         63         115         102
                                              --------  --------   -------   -------   --------   --------   ---------   ---------
 Total operating expenses                         137        206        91        82        224        137         308         189
                                              -------   --------   -------   -------   --------   --------   ---------   ---------

Loss from operations                              (91)      (150)      (34)      (18)      (162)       (73)       (240)       (117)
Other income, net                                   4          5         4         4         11          7           6           6
                                              -------   --------   -------   -------   --------   --------   ---------   ---------
Loss before for income taxes                      (87)      (145)      (30)      (14)      (151)       (66)       (234)       (111)
Provision for income taxes                         --         --        --        --         --         --          --           1
                                              -------   --------   -------   -------   --------   --------   ---------   ---------
Net loss                                          (87)%     (145)%     (30)%     (14)%     (151)%      (66)%      (234)%      (112)%
                                              =======   ========   =======   =======   ========   ========   =========   =========

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

  We believe that our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on client calendar year budgeting cycles, slow summer purchasing patterns in Europe and our compensation policies that tend to compensate sales personnel, typically in the latter half of the year, for achieving annual quotas. Another example is the recent uncertainty surrounding the overall information technology spending environment and customer hesitancy to make large capital expenditures.

Net Operating Losses and Tax Credit Carryforwards

  As of December 31, 2000, we had federal net operating loss and research and development carryforwards of approximately $391.0 million and $4.7 million, respectively. The net operating loss and credit carryforwards will expire at various dates, beginning 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Net operating loss carryforwards of approximately $105.4 million and tax credit carryforwards of $2.0 million at December 31, 2000 were incurred by Diffusion, Engine 5, DataSage and OnDisplay prior to being acquired by us and will be subject to annual limitation. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

  We have provided a full valuation allowance on our net deferred tax assets, which include net operating loss and research and development carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets. See Note 6 of Notes to Consolidated Financial Statements.

  As of December 31, 2000, the valuation allowance includes approximately $27.5 million related to the acquisition of Diffusion, Engine 5, DataSage and OnDisplay net deferred tax assets. The initial recognition of these acquired deferred tax asset items will first reduce goodwill, then other non-current intangible assets of the acquired entity. Approximately $103.1 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

Liquidity and Capital Resources

  Total cash, cash equivalents and short-term investments totaled $447.8 million at December 31, 2000, up from $402.2 million at December 31, 1999. Net cash used in operating activities were $13.0 million, $1.5 million and $17.2 million in 2000, 1999, and 1998, respectively. The increase in operating cash outflows from 1999 to 2000 was due primarily to the integration activities resulting from the Engine 5, DataSage and OnDisplay acquisitions in 2000.

  Net cash inflows from investing activities were $23.1 million in 2000, as compared to net cash outflows of $50.8 million and $2.2 million in 1999 and 1998, respectively. Our investing activities have consisted largely of capital expenditures totaling $53.8 million, $11.9 million and $2.2 million in 2000, 1999 and 1998, respectively, to acquire property and equipment, composed primarily of computer hardware and software and leasehold improvements for facilities expansions, for our growing employee base. In addition, during 2000 our investing activities included purchases of equity securities totaling $31.0 million for strategic investments in companies as compared to $27.0 million and $0 in 1999 and 1998, respectively. Our investing activities have also included purchases of short-term investments totaling $1.5 million, $11.0 million and $0 in 2000, 1999 and 1998, respectively. Our investing cash outflows were offset by net cash acquired through purchases of businesses of $123.4 million, $56,000 and $0 during 2000, 1999 and 1998, respectively. We expect that our investing activities will continue to increase in the foreseeable future as we support our continued growth.

  Net cash provided by financing activities was $34.0 million, $431.3 million and $24.8 million in 2000, 1999 and 1998, respectively. Our financing activities during 2000 resulted primarily from proceeds received from the exercise of stock options and purchase of employee stock purchase plan shares. Our financing activities in 1999 resulted primarily from our initial and secondary public offerings.

  During 2000, we continued to expand our product offerings through the acquisition and integration of complementary businesses, namely Engine 5, DataSage and OnDisplay. In January 2000, we acquired 100 percent of the outstanding stock and assumed all outstanding stock options of Engine 5 in exchange for $4.9 million in cash and approximately 248,043 shares of Vignette common stock. In February 2000, we acquired 100 percent of the outstanding stock and assumed all outstanding stock options of DataSage in exchange for approximately 9.5 million shares of Vignette common stock. In July 2000, we acquired 100 percent of the outstanding stock and assumed all outstanding stock options of OnDisplay in exchange for approximately 42.0 million shares of Vignette common stock.

  Our long-term investments, consisting primarily of redeemable convertible preferred stock in privately held companies, totaled $84.3 million and $27.0 million at December 31, 2000 and 1999, respectively. We classify these investments as available-for-sale and have recorded a cumulative net unrealized gain/(loss) related to these securities of $12.1 million and $0 at December 31, 2000 and 1999, respectively. These purchases were made to enable us to invest in emerging technology companies strategic to our software business. Only one of the investments at December 31, 2000 is publicly traded. There is no established market for the remaining equity investments and, therefore, they are valued based on the most recent round of financing involving new non-strategic investors as well as estimates made by us. The future value of these investments may be affected by a number of factors including general economic conditions, and the ability of the companies to secure additional funding and execute on their respective business plans. We anticipate that we will continue to invest in e-commerce companies as our product offerings expand; however, we do not expect the impact of this activity to be material to our liquidity position.

  In addition to our strategic investments, $14.0 million and $0 of our long-term investments was pledged as collateral for certain lease obligations at December 31, 2000 and 1999, respectively. There are certain time restrictions placed on these instruments that we are obligated to meet in order to liquidate the principal of these investments. We anticipate that we will occupy more leased property in the future that will require similar pledged securities; however, we do not expect the impact of this activity to be material to our liquidity position.

  Based on our current operating plan, we believe that our cash on hand, cash equivalents and short-term investments will be sufficient to meet our working capital, capital expenditure and investment requirements for the foreseeable future. We may require additional funds for other purposes and may seek to raise such additional funds through public and private equity financings from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which defers for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, Statement 133 is now effective for our fiscal year 2001. We have minimal use of derivatives, except for our strategic investments that are generally in the form of redeemable convertible stock in privately held companies and equity instruments we own in privately held companies. The adoption of Statement 133 did not have a material impact on our results of operations or our financial position.

  In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We have adopted SAB 101 for all transactions during the year ending December 31, 2000. Such adoption did not have a material impact on our results of operations or our financial position.

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation 44"), effective July 1, 2000. Interpretation 44 clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). We have applied the requirements of Interpretation 44 in connection with our acquisition and assumption of all of OnDisplay's outstanding stock options in July 2000. Using the Black-Scholes option valuation methodology, we assigned an estimated fair value of $168.5 million to the employee stock options assumed. Approximately $52.9 million of this amount was recorded as deferred stock compensation and is being amortized over the options' remaining life. The remaining $115.6 was included in the excess of cost over fair value of net assets acquired and is being amortized over the asset's estimated useful life, which is equivalent to a four-year period.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations throughout Latin America, Asia Pacific, Europe, the Middle East and Africa and conduct transactions in the local currency of each location. To date, the impact of fluctuations in the relative value of other currencies has not been material.

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

  At December 31, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt maturing in less than 90 days.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding directors is incorporated herein by reference from the section entitled "Proposal No. 1--Election of Directors" of the Company's definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrant's Annual Meeting of Stockholders to be held on May 11, 2001. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2000. For information regarding executive officers of the Company, see the Information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4A of this Report on Form 10-K.

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

                                   PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

  The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

                                                                                                       Page
                                                                                                       ----
Report of Independent Auditors...................................................................     F - 2
Consolidated Balance Sheets at December 31, 1999 and 2000........................................     F - 3
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000.......     F - 4
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended
    December 31, 1998, 1999 and 2000.............................................................     F - 5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.......     F - 7
Notes to Consolidated Financial Statements.......................................................     F - 8

  (a)(2)  Financial Statement Schedules

    Not applicable.

  (a)(3)  Exhibits

     Exhibit
     Number.                                 Description
     -------        -----------------------------------------------------------
        2.1*        Agreement between Registrant and Diffusion, Inc. dated May
                    10, 1999.
        2.2**       Agreement between Registrant and DataSage, Inc. dated
                    January 7, 2000.
        2.3****     Agreement and Plan of Merger, among Registrant, Wheels
                    Acquisition Corp. and OnDisplay, Inc. dated May 21, 2000.
        3.1+        Certificate of Incorporation of the Registrant.
        3.2***      Amendment to Certificate of Incorporation.
        3.3+        Bylaws of the Registrant.
        4.1         Reference is made to Exhibits 3.1, 3.2. and 3.3
        4.2+        Specimen common stock certificate.
        4.3+        Fifth Amended and Restated Registration Rights Agreement
                    dated November 30, 1998.
      10.1+         Form of Indemnification Agreements.
      10.2+         1995 Stock Option/Stock Issuance Plan and forms of
                    agreements thereunder.
      10.3+         1999 Equity Incentive Plan.
      10.4+         Employee Stock Purchase Plan.
      10.5+         1999 Non-Employee Directors Option Plan.
      10.6+         Security and Loan Agreement dated March 24, 1998 between the
                    Registrant and Imperial Bank.
      10.7+         Lease Agreement dated September 20, 1996 between the
                    Registrant and David B. Barrow, Jr.
      10.8+         First Supplement to Lease Agreement dated November 4, 1997 between Registrant and 3410 Far West, Ltd.
      10.9+         Second Supplement to Lease Agreement dated February 23, 1998 between Registrant and 3410 Far West, Ltd.
      10.10+        Office Lease Agreement date August 4, 1998 between
                    Registrant and B.O. III, Ltd.
      10.11+        "Prism" Development and Marketing Agreement dated July 19,
                    1996 between the Registrant and CNET, Inc.
      10.12+        Letter Amendment to "Prism" Development and Marketing
                    Agreement between the Registrant and CNET, Inc. dated August
                    15, 1998 and attachments thereto.
      10.13+        Software License Agreement dated April 6, 1998 between
                    Registrant and Net Perceptions, Inc.
      10.14+        StoryServer Q2 Volume Purchase Agreement between Registrant and Tribune Interactive Inc.
      10.15+        Protege Software (Holdings) Confidential Professional
                    Services Agreement dated November 15, 1997.
      10.16+        Subordinated Loan and Security Agreement dated December 3,
                    1998 between Registrant and Comdisco, Inc.
      10.17+        Master Lease Agreement dated December 3, 1998 between
                    Registrant and Comdisco, Inc.
      10.18         Lease Agreement dated March 3, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P. (to be filed by amendment).
      10.19         First Amendment to Lease Agreement dated September 1, 2000 between the Registrant and Prentiss Properties Acquisition
                    Partners, L.P. (to be filed by amendment).
      10.20         Sublease dated June 26, 2000 among the Registrant, Aptis,
                    Inc. and Billing Concepts Corp. (to be filed by amendment).
      10.21         First Amendment to Lease dated October 30, 1998 between the
                    Registrant and B.O. III, Ltd. (to be filed by amendment).
      10.22         Second Amendment to Lease dated December 30, 1998 between
                    the Registrant and B.O. III, Ltd. (to be filed by amendment).
      10.23         Third Amendment to Lease dated April 27, 1999 between the
                    Registrant and The Prudential Insurance Company of America
                    (successor in interest to B.O. III, Ltd.)(to be filed by amendment).
      10.24         Fourth Amendment to Lease dated August 1, 2000 between the
                    Registrant and The Prudential Insurance Company of America
                    (successor in interest to B.O. III, Ltd.)(to be filed by amendment).
      10.25         Fifth Amendment to Lease dated December 12, 2000 between
                    the Registrant and The Prudential Insurance Company of
                    America (successor in interest to B.O. III, Ltd.)(to be filed by amendment).
      23.1          Consent of Independent Auditors.

___________
+ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-68345).
* Incorporated by reference to the Company's Form 8-K filed on July 15, 1999 (File No. 000-25375).
** Incorporated by reference to the Company's Form 8-K filed on February 29, 2000 (File No. 000-25375).
*** Incorporated by reference to the Company's definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000.
**** Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 333-38478).

  (b) Reports on Form 8-K

  None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Vignette Corporation
                                           (Registrant)



                                          By: /s/ Gregory A. Peters
                                            ------------------------------------
                                                  Gregory A. Peters
                                          President and Chief Executive Officer


Dated: March 2, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                   Signature                                      Title                               Date
                   ---------                                      -----                               ----
            /s/ Gregory A. Peters                     Chairman of the Board,                      March 2, 2001
-----------------------------------------------        President and CEO
                Gregory A. Peters

            /s/ Joel G. Katz                          Secretary and Chief Financial               March 2, 2001
-----------------------------------------------        Officer
                Joel G. Katz

            /s/ Robert E. Davoli                      Director                                    March 2, 2001
-----------------------------------------------
               Robert E. Davoli

            /s/ Joseph A. Marengi                     Director                                    March 2, 2001
-----------------------------------------------
                Joseph A. Marengi

            /s/ Steven G. Papermaster                 Director                                    March 2, 2001
-----------------------------------------------
            Steven G. Papermaster

            /s/ John D. Thornton                      Director                                    March 2, 2001
-----------------------------------------------
                John D. Thornton

                              VIGNETTE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                 --------
Report of Independent Auditors.................................................................     F-2
Consolidated Balance Sheets at December 31, 1999 and 2000......................................     F-3
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and
    2000.......................................................................................     F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended
    December 31, 1998, 1999 and 2000...........................................................     F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and
    2000.......................................................................................     F-7
Notes to Consolidated Financial Statements.....................................................     F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Vignette Corporation

     We have audited the accompanying consolidated balance sheets of Vignette Corporation (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vignette Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                      /s/ Ernst & Young LLP

Austin, Texas
January 16, 2001

                              VIGNETTE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                             December 31,
                                                                                         ---------------------
                                                                                             1999         2000
                                  ASSETS                                                 --------   ----------
Current assets:
  Cash and cash equivalents...........................................................   $391,278   $  435,481
  Marketable securities and short-term investments....................................     10,951       12,352
  Accounts receivable, net of allowance of $1,254 in
    1999 and $9,643 in 2000...........................................................     28,501       99,485
  Prepaid expenses and other..........................................................      5,588        8,172
                                                                                         --------   ----------
          Total current assets........................................................    436,318      555,490
Property and equipment:
  Equipment...........................................................................        753        2,847
  Computers and purchased software....................................................     10,920       44,429
  Furniture and fixtures..............................................................        280        7,037
  Leasehold improvements..............................................................      3,122       20,651
                                                                                         --------   ----------
                                                                                           15,075       74,964
  Accumulated depreciation............................................................     (4,016)     (17,501)
                                                                                         --------   ----------
                                                                                           11,059       57,463
Investments...........................................................................     27,011       84,295
Intangibles, net of amortization of $1,796 in 1999
  and $330,487 in 2000................................................................     20,467    1,489,040
Other assets..........................................................................      3,311        4,666
                                                                                         --------   ----------
          Total assets................................................................   $498,166   $2,190,954
                                                                                         ========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................   $  4,924   $   17,634
  Accrued expenses....................................................................     26,150       72,659
  Deferred revenue....................................................................     28,282       65,591
  Current portion of capital lease obligation.........................................        254          751
  Other current liabilities...........................................................      1,497        9,024
                                                                                         --------   ----------
          Total current liabilities...................................................     61,107      165,659
Capital lease obligation, less current portion........................................         --          782
                                                                                         --------   ----------
          Total liabilities...........................................................     61,107      166,441
Stockholders' equity:
  Common stock--$.01 par value; 500,000,000 shares
    authorized; 178,642,806 shares in 1999 and
    237,765,075 shares in 2000 (net of treasury
    shares of 456,165 in 1999 and 515,679 in 2000)
    issued and outstanding............................................................      1,788        2,380
  Additional paid-in capital..........................................................    528,466    2,642,494
  Warrants............................................................................         12           --
  Notes receivable for purchase of common stock.......................................        (75)        (900)
  Deferred stock compensation.........................................................    (13,359)     (19,786)
  Accumulated other comprehensive income..............................................          1       12,324
  Accumulated deficit.................................................................    (79,774)    (611,999)
                                                                                         --------   ----------
           Total stockholders' equity.................................................    437,059    2,024,513
                                                                                         --------   ----------
           Total liabilities and stockholders' equity.................................   $498,166   $2,190,954
                                                                                         ========   ==========

                            See accompanying notes.

                             VIGNETTE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                                               Year ended December 31,
                                                                                       --------------------------------------
                                                                                              1998        1999         2000
                                                                                          --------    --------    ---------
Revenue:
    Product license.................................................................      $  8,584    $ 46,292    $ 216,257
    Services........................................................................         7,621      42,893      150,404
                                                                                          --------    --------    ---------

      Total revenue.................................................................        16,205      89,185      366,661
Cost of revenue:
    Product license.................................................................           964       3,306        7,611
    Services........................................................................         9,340      33,488      111,410
                                                                                          --------    --------    ---------

      Total cost of revenue.........................................................        10,304      36,794      119,021
                                                                                          --------    --------    ---------

Gross profit........................................................................         5,901      52,391      247,640
Operating expenses:
    Research and development........................................................         6,962      16,447       58,324
    Sales and marketing.............................................................        15,880      49,559      175,020
    General and administrative......................................................         4,864       9,494       38,625
    Purchased in-process research and development,
       acquisition-related and other charges........................................         2,089      15,641      169,885
    Amortization of deferred stock compensation.....................................         2,475       5,654       33,863
    Amortization of intangibles.....................................................            --       1,796      328,691
                                                                                          --------    --------    ---------

       Total operating expenses.....................................................        32,270      98,591      804,408
                                                                                          --------    --------    ---------

Loss from operations................................................................       (26,369)    (46,200)    (556,768)
Other income (expenses):
    Interest income.................................................................           517       3,894       29,312
    Interest expense................................................................          (253)       (201)      (3,281)
    Other...........................................................................           (92)         30          (39)
                                                                                          --------    --------    ---------
      Total other income, net.......................................................           172       3,723       25,992
                                                                                          --------    --------    ---------

Loss before income taxes............................................................       (26,197)    (42,477)    (530,776)

Provision for income taxes..........................................................            --          --        1,449
                                                                                          --------    --------    ---------

Net loss............................................................................      $(26,197)   $(42,477)   $(532,225)

                                                                                          ========    ========    =========
Basic net loss per share............................................................        $(1.53)     $(0.31)      $(2.59)
                                                                                          ========    ========    =========
Shares used in computing basic net loss per share...................................        17,094     137,253      205,885

                            See accompanying notes.

                              VIGNETTE CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       (in thousands, except share data)

                                                                               Stockholders' Equity (Deficit)
                                                      ----------------------------------------------------------------------------
                                                          Convertible
                                                        Preferred Stock             Common Stock
                                                      -------------------      --------------------
                                                                                                        Additional
                                                      Number of                Number of                 Paid-in
                                                       Shares       Value       Shares        Value      Capital        Warrants
                                                       ------       -----       ------        -----      -------        --------
Balance at December 31, 1997.......................   22,787,544    $  38      20,952,558     $ 210     $    1,607      $     --

Issuance of Series F stock.........................           --       --              --        --             --            --

Series F issuance costs............................           --       --              --        --            (54)           --

Issuance of Series G stock.........................    2,254,980        4              --        --          1,982            --

Issuance of Series H stock and warrant.............           --       --              --        --             --            --

Series H issuance costs............................           --       --              --        --            (29)           --

Stock options exercised............................           --       --      13,277,238       133            352            --

Repurchase of unvested stock.......................           --       --        (168,696)       (2)            (3)           --

Deferred stock compensation related to
  stock options, net of forfeitures................           --       --              --        --          8,671            --

Amortization of deferred stock compensation........           --       --              --        --             --            --

Payments received on notes receivable for
  purchase of common stock.........................           --       --              --        --             --            --

Comprehensive loss:

   Net loss........................................           --       --              --        --             --            --

   Foreign currency translation adjustment,
     cumulative translation loss of $(11) at
     December 31, 1998.............................           --       --              --        --             --            --

Total comprehensive loss...........................
                                                      ----------------------------------------------------------------------------

                                                                                Stockholders' Equity (Deficit)
                                                      ------------------------------------------------------------------------------
                                                         Notes
                                                       Receivable for                    Accumulated                       Total
                                                        Purchase of       Deferred          Other                      Stockholders'
                                                           Common          Stock        Comprehensive   Accumulated       Equity
                                                           Stock        Compensation    Income (Loss)     Deficit        (Deficit)
                                                           -----        ------------    -------------     -------        ---------
Balance at December 31, 1997.......................      $      --        $       --        $      (3)     $(11,100)     $   (9,248)

Issuance of Series F stock.........................             --                --               --            --              --

Series F issuance costs............................             --                --               --            --             (54)

Issuance of Series G stock.........................             --                --               --            --           1,986

Issuance of Series H stock and warrant.............             --                --               --            --              --

Series H issuance costs............................             --                --               --            --             (29)

Stock options exercised............................           (192)               --               --            --             293

Repurchase of unvested stock.......................             --                --               --            --              (5)

Deferred stock compensation related to
  stock options, net of forfeitures................             --            (8,671)              --            --              --

Amortization of deferred stock compensation........             --             2,475               --            --           2,475

Payments received on notes receivable for
  purchase of common stock.........................             20                --               --            --              20

Comprehensive loss:

   Net loss........................................             --                --               --       (26,197)        (26,197)

   Foreign currency translation adjustment,
     cumulative translation loss of $(11) at
     December 31, 1998.............................             --                --               (8)           --              (8)
                                                                                                                           --------
Total comprehensive loss...........................                                                                         (26,205)
                                                      ------------------------------------------------------------------------------

                            See accompanying notes.

                              VIGNETTE CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) -
                                  (Continued)
                       (in thousands, except share data)

                                                                                   Stockholders' Equity (Deficit)
                                                         ---------------------------------------------------------------------------
                                                             Convertible
                                                           Preferred Stock             Common Stock
                                                         --------------------     ----------------------
                                                                                                             Additional
                                                          Numbers of               Numbers of                  Paid-in
                                                            Shares      Value        Shares        Value       Capital      Warrants
                                                         -----------    -----      ----------      -----     ----------     --------
Balance at December 31, 1998..........................    25,042,524    $ 42       34,061,100     $  341      $   12,526      $  --
Conversion of preferred stock upon
  initial public offering, net........................   (25,042,524)    (42)     101,749,914      1,018          35,282        169
Common stock issued upon
  initial public offering, net........................            --      --       25,680,000        257          73,500         --
Issuance of common stock in
  purchase of business................................            --      --        2,300,532         23          31,211         --
Issuance of common stock pursuant
  to employee stock purchase plan.....................            --      --          784,446          8           2,103         --
Common stock issued upon secondary offering, net......            --      --        8,028,000         80         355,403         --
Stock options exercised...............................            --      --        6,897,705         69           2,353         --
Warrants exercised....................................            --      --          861,108          9             399       (157)
Repurchase of unvested stock..........................            --      --       (1,719,999)       (17)            (40)        --
Deferred stock compensation related to
  stock options, net of forfeitures...................            --      --               --         --          15,729         --
Payments on notes receivable for
  purchase of common stock............................            --      --               --         --              --         --
Amortization of deferred stock compensation...........            --      --               --         --              --         --
Comprehensive loss:
  Net loss............................................            --      --               --         --              --         --
  Unrealized investment gains.........................            --      --               --         --              --         --
  Foreign currency translation adjustment,
     cumulative translation loss of $(53) at
     December 31, 1999................................            --      --               --         --              --         --

Total comprehensive loss..............................
                                                         ---------------------------------------------------------------------------
Balance at December 31, 1999..........................            --      --      178,642,806      1,788         528,466         12
Issuance of common stock in purchase of businesses....            --      --       43,830,486        438       2,077,149         --
Issuance of common stock pursuant
  to employee stock purchase plan.....................            --      --        2,072,902         21          10,217         --
Stock options exercised...............................            --      --       13,138,972        131          28,404         --
Warrants exercised....................................            --      --          145,475          2           3,514        (12)
Repurchase of unvested stock..........................            --      --          (59,514)        --             (38)        --
Deferred stock compensation related to
  stock options, net of forfeitures...................            --      --               --         --          (4,733)        --
Payments on notes receivable for
  purchase of common stock............................            --      --               --         --              --         --
Amortization of deferred stock compensation..........             --      --               --         --             (42)        --
Treasury stock purchase...............................            --      --           (6,052)        --            (443)        --
Comprehensive loss:                                               --      --               --         --              --         --
  Net loss............................................            --      --               --         --              --         --
  Unrealized investment gains.........................            --      --               --         --              --         --
  Foreign currency translation adjustment,
     cumulative translation gain of $284 at
     December 31, 2000................................            --      --               --         --              --         --

Total comprehensive loss..............................            --      --               --         --              --         --
                                                         ---------------------------------------------------------------------------
Balance at December 31, 2000..........................            --    $ --      237,765,075     $2,380      $2,642,494      $  --
                                                                  ==    ====      ===========     ======      ==========      ======
                                                              Notes
                                                          Receivable for                   Accumulated                   Total
                                                           Purchase of       Deferred         Other                   Stockholders'
                                                             Common           Stock       Comprehensive  Accumulated     Equity
                                                             Stock         Compensation   Income (loss)    Deficit     (Deficit)
                                                          -------------   -------------   -------------  -----------   -------------
Balance at December 31, 1998..........................      $ (172)       $  (6,196)      $     (11)    $ (37,297)    $  (30,767)
Conversion of preferred stock upon
  initial public offering, net........................          --               --              --            --         36,427
Common stock issued upon
  initial public offering, net........................          --               --              --            --         73,757
Issuance of common stock in
  purchase of business................................          --               --              --            --         31,234
Issuance of common stock pursuant
  to employee stock purchase plan.....................          --               --              --            --          2,111
Common stock issued upon secondary offering, net......          --               --              --            --        355,483
Stock options exercised...............................          --               --              --            --          2,422
Warrants exercised....................................          --               --              --            --            251
Repurchase of unvested stock..........................          --               --              --            --            (57)
Deferred stock compensation related to
stock options, net of forfeitures...................            --          (15,729)             --            --             --
Payments on notes receivable for
  purchase of common stock............................          97               --              --            --             97
Amortization of deferred stock compensation...........          --            8,566              --            --          8,566
Comprehensive loss:
  Net loss............................................          --               --              --       (42,477)       (42,477)
  Unrealized investment gains.........................          --               --              54            --             54
  Foreign currency translation adjustment,
     cumulative translation loss of $(53) at
     December 31, 1999................................          --               --             (42)           --            (42)
                                                                                                                      ----------
Total comprehensive loss..............................                                                                   (42,465)
                                                           -------         --------       ---------     ---------     ----------

Balance at December 31, 1999..........................        (75)          (13,359)              1       (79,774)       437,059
Issuance of common stock in purchase of businesses....     (1,788)          (52,865)             --            --      2,022,934
Issuance of common stock pursuant
  to employee stock purchase plan.....................         --                --              --            --         10,238
Stock options exercised...............................         --                --              --            --         28,535
Warrants exercised....................................         --                --              --            --          3,504
Repurchase of unvested stock..........................         --                --              --            --            (38)
Deferred stock compensation related to
  stock options, net of forfeitures...................         --             4,733              --            --             --
Payments on notes receivable for
  purchase of common stock............................        963                --              --            --            963
Amortization of deferred stock  compensation..........         --            41,705              --            --         41,663
Treasury stock purchase...............................         --                --              --            --           (443)
Comprehensive loss:                                            --                --              --            --             --
  Net loss............................................         --                --              --      (532,225)      (532,225)
  Unrealized investment gains.........................         --                --          11,986            --         11,986
  Foreign currency translation adjustment,
     cumulative translation gain of $284 at
     December 31, 2000................................         --                --             337            --            337
                                                                                                                      ----------
Total comprehensive loss..............................         --                --              --                     (519,902)
                                                           -------         --------       ---------     ---------     ----------
Balance at December 31, 2000..........................     $ (900)         $(19,786)      $  12,324     $(611,999)    $2,024,513
                                                           =======         ========       =========     =========     ==========

                            See accompanying notes.

                             VIGNETTE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                      Year ended December 31,
                                                                                              -----------------------------------
                                                                                                 1998          1999         2000
                                                                                              -----------------------------------
Operating activities
Net loss..................................................................................      $(26,197)     $(42,477)  $ (532,225)
Adjustment to reconcile net loss to cash used in operating activities:
 Depreciation.............................................................................         1,068         2,736       13,599
 Amortization.............................................................................            --         1,796      328,691
 Noncash compensation expense.............................................................         2,475         5,654       33,863
 Purchased in-process research and development, acquisition-related and other
  charges (noncash).......................................................................         2,000        14,512      161,826
 Loss on disposal of fixed assets.........................................................           101            --           --
 Other noncash items......................................................................             4            --          679
 Changes in operating assets and liabilities, net of effects from purchases of businesses:
  Accounts receivable, net................................................................        (5,406)      (22,330)     (64,388)
  Prepaid expenses and other assets.......................................................          (893)       (6,263)     (11,731)
  Accounts payable........................................................................           156         3,524       10,509
  Accrued expenses........................................................................         5,716        17,407       19,264
  Deferred revenue........................................................................         3,497        22,905       19,433
  Other liabilities.......................................................................           251         1,075        7,519
                                                                                                --------      --------     --------

 Net cash used in operating activities....................................................       (17,228)       (1,461)     (12,961)

Investing activities
Purchase of property and equipment........................................................        (2,179)      (11,863)     (53,849)
Cash acquired in purchase of businesses, net of transaction costs.........................            --            56      123,356
Purchase of restricted investments........................................................            --            --      (13,963)
Purchase of marketable securities and short-term investments..............................            --       (11,005)      (1,529)
Purchase of equity securities.............................................................            --       (27,011)     (30,963)
Deferred acquisition costs................................................................            --        (1,000)          --
                                                                                                --------      --------     --------

 Net cash provided by (used in) investing activities......................................        (2,179)      (50,823)      23,052

Financing activities
Proceeds from issuance of common stock, net...............................................            --        429,240          --
Proceeds from long-term debt..............................................................         1,837             --          --
Payments on long-term debt and capital lease obligations..................................           (56)        (2,762)     (5,709)
Proceeds from issuance of Series F Convertible Preferred
 Stock, net...............................................................................        14,246             --          --
Series G Convertible Preferred Stock issuance cost........................................           (14)            --          --
Proceeds from issuance of Series H Convertible Preferred
 Stock, net...............................................................................         8,471             --          --
Proceeds from exercise of stock options and purchase of
 employee stock purchase plan shares......................................................           312          4,533      38,773
Proceeds from exercise of warrants........................................................            --            251         --
Payments for repurchase of unvested common stock..........................................            (5)           (57)       (38)
Proceeds from repayment of stockholder notes receivable...................................            __             97        963
                                                                                                --------       --------    --------

 Net cash provided by financing activities................................................        24,791        431,302      33,989
                                                                                                --------       --------    --------

Effect of exchange rate changes on cash and cash
 equivalents..............................................................................            (7)            18         123
                                                                                               ---------       --------    --------
Net increase in cash and cash equivalents.................................................         5,377        379,036      44,203
Cash and cash equivalents at beginning of year............................................         6,865         12,242     391,278
                                                                                               ---------       --------    --------
Cash and cash equivalents at end of year..................................................      $ 12,242      $ 391,278  $  435,481
                                                                                               =========       ========    ========

Supplemental disclosure of cash flow information:
 Interest paid............................................................................      $    250      $     201  $    3,281
                                                                                               =========       ========    ========
 Taxes paid...............................................................................      $     --      $      --  $       --
                                                                                               =========       ========    ========
Noncash activities:
 Convertible preferred stock issued to acquire in-process
 research and development.................................................................      $  2,000      $      --  $       --
                                                                                               =========       ========   =========
 Common stock issued and stock options exchanged to
 acquire businesses.......................................................................      $     --      $  31,234  $2,104,484
                                                                                               =========       ========   =========

                            See accompanying notes.

                             VIGNETTE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000

1. Business

    Vignette Corporation and its wholly-owned subsidiaries (collectively, the "Company" or "Vignette") is a leading global provider of customer-driven Internet application software products and services. The Company's e-business solutions are designed to enable businesses to build successful and sustainable online businesses that are customer-managed. The Company's customer-driven Internet applications and solutions allow businesses to create and manage Internet business channels that are designed to attract, engage and retain their customers, partners, and suppliers online. Using the Company's products' content, integration, and analysis capabilities, the Company's clients deploy applications, which are focused on personalized and mass-customized interaction across multiple touchpoints and communication channels. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

    Revenue from license fees and from sales of software products under arrangements to deliver unspecified additional software products in the future is recognized ratably over the term of the arrangement beginning with the delivery of the first product.

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

    In prior years, the Company recorded cash receipts from clients and billed amounts due from clients in excess of revenue recognized as deferred revenue. Effective December 31, 2000, deferred revenue includes only amounts received from customers in excess of revenue recognized, and accounts receivable includes amounts due from customers for which revenue has been recognized. The presentation of deferred revenue and accounts receivable for all prior periods has been adjusted to conform to the current year presentation.

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The application of SAB 101, as amended, was implemented in the fourth quarter of 2000 and

                             VIGNETTE CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)

did not have a material impact on the Company's financial position, results of operations or cash flows.

Cash Equivalents

    Cash equivalents consist primarily of cash deposits and investments with original maturities of ninety days or less when purchased. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive income. At December 31, 1999 and 2000, cash and cash equivalents included a net unrealized gain of $108,000 and net unrealized loss of $66,000, respectively.

Short-Term Investments

    Short-term investments consist primarily of cash deposits and investments with original maturities greater than ninety days and less than one year when purchased. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive income. Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material during 2000.

    Short-term investments consist of the following at December 31, 1999 (in thousands):


                                                                  Unrealized   Estimated Fair
                                                        Cost         Loss       Market Value
                                                     ----------   ----------   ------------
 Marketable securities:
 U.S. Government agencies...........................   $ 1,994        $(23)         $ 1,971
 Corporate bonds....................................     9,011         (31)           8,980
                                                     ---------   ---------       ----------
                                                       $11,005        $(54)         $10,951
                                                     =========   =========       ==========

 Short-term investments consist of the following at December 31, 2000 (in thousands):


                                                                        Unrealized        Estimated Fair
                                                           Cost         Gain (Loss)        Market Value
                                                         ----------    -------------     ----------------
 Marketable securities:
 U.S. Government agencies..............................  $  5,338             $  (6)             $  5,332
 U.S. Treasury notes...................................     1,998                (4)                1,994
 Corporate bonds.......................................     2,027                 1                 2,028
 Corporate notes.......................................     2,996                 2                 2,998
                                                         --------           -------              --------
                                                         $ 12,359             $  (7)             $ 12,352
                                                         ========           =======              ========

Long-Term Investments

    Long-term investments consist primarily of redeemable convertible preferred stock. The Company classifies these investments as available-for-sale. The Company recorded a cumulative net unrealized gain/(loss) of $0 and $12.1 million related to these securities at December 31, 1999 and 2000, respectively. These investments were established to enable the Company to invest in emerging technology companies strategic to the Company's software business. Only one of the technology companies held by the Company at December 31, 2000 is publicly traded. There is no established market for the remaining equity investments and therefore, the remaining investments in non-public companies are valued based on the most recent round of financing involving new non-strategic investors and estimates made by management.

    In addition to these investments, the Company purchased $14.0 million in certificates of deposit during 2000. These investments are restricted for certain security deposits for office space leases, which support the Company's expanding operations and are placed with a high credit quality financial institution. The maturity dates range from 2002 to 2010 and the stated yields of these investments vary between 5.45% and 5.87%. There are certain time restrictions placed on these instruments that the Company is obligated to meet in order to liquidate the principal of these investments.

                             VIGNETTE CORPORATION

Property and Equipment

  Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets (generally 1.5 to 3 years). Amortization of assets recorded under capital leases is computed using the straight-line method over the shorter of the asset's useful life or the term of the lease. Such amortization of capital leases is included with depreciation expense.

Intangible Assets

  Intangible assets are being amortized using the straight-line method. The amounts allocated to acquired technology, workforce, trademark and excess of cost over fair value of net assets acquired or net liabilities assumed are being amortized over the assets' estimated useful lives, which range from two to four years.

Impairment of Long-Lived Assets

  The Company periodically reviews the carrying amounts of property and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired or liabilities assumed, both purchased in the normal course of business and acquired through business combinations, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement 121"), warrant adjustments to such carrying amounts. In reviewing the carrying values of property and equipment and identifiable intangible assets, the Company considers, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. At this time, future cash inflows exceed future cash outflows; thus, no material impairment loss has been recognized.

  The Company periodically performs reviews to evaluate the recoverability of excess of cost over fair value of net liabilities assumed or assets acquired and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. In assessing goodwill at an enterprise level, the Company employs the market value approach. This approach compares the Company's consolidated net book value to the then estimated market capitalization at the period under review. In the event that the Company's then net book value exceeds the estimated market capitalization, and this condition is considered to be permanent in nature, the excess carrying amount of goodwill is charged to earnings in the current period. During 1999 and 2000, there were no material impairment charges resulting from these periodic assessments.

  Management reviews the valuation and amortization periods of excess of cost over fair value of net assets acquired on a periodic basis, taking into consideration any events or circumstances, which might result in, diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of excess of cost over fair value of net assets acquired other than the change in the estimated life of the excess of cost over fair value of net assets acquired from Diffusion, Inc., which was reduced from seven years in 1999 to three years in 2000.

Research and Development

  Research and development expenditures are expensed to operations as incurred. Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("Statement 86"), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Software development costs capitalized in accordance with Statement 86 totaled $0, $550,000 and $1.9 million in 1998, 1999 and 2000, respectively. These capitalized costs are amortized to cost of revenue over the respective application's estimated useful life, generally not exceeding eighteen months. Amortization expense was $0, $0 and $632,000 for the years ended 1998, 1999 and 2000, respectively.

                             VIGNETTE CORPORATION

Advertising Costs

  The Company expenses advertising costs as incurred. These expenses were approximately $85,000, $2.1 million and $8.4 million for the years ended December 31, 1998, 1999 and 2000, respectively.

Income Taxes

  The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Foreign Currency

  For the Company's foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end or period-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year or period. Such translation adjustments are recorded in aggregate as a component of stockholders' equity. Gains and losses from foreign currency denominated transactions are included in other income (expense) and are not material to Company's operations.

Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), as clarified by Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation 44").

  In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation 44"), which was generally effective July 1, 2000. Interpretation 44 clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company has applied the requirements of Interpretation 44 in connection with its acquisition and assumption of all of OnDisplay's outstanding stock options in July 2000. See note 3.

                             VIGNETTE CORPORATION

Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist of short-term investments and trade receivables. The Company's short-term investments, which are included in cash and cash equivalents and short-term investments for reporting purposes, are placed with high credit quality financial institutions and issuers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The following table summarizes the changes in allowance for doubtful accounts for trade receivables (in thousands):

                Balance at January 1, 1998.....................................................           $    37
                    Additions charged to costs and expenses....................................               273
                    Write-off of uncollectible accounts........................................               (13)
                                                                                                    -------------
                Balance at December 31, 1998...................................................               297
                    Additions charged to costs and expenses....................................             1,030
                    Write-off of uncollectible accounts........................................               (73)
                                                                                                    -------------
                Balance at December 31, 1999...................................................             1,254
                    Additions charged to costs and expenses....................................            10,482
                    Additions resulting from business combinations.............................             1,560
                    Write-off of uncollectible accounts........................................            (3,653)
                                                                                                    -------------
                Balance at December 31, 2000...................................................           $ 9,643
                                                                                                    =============

  No customers accounted for more than 10% of the Company's total revenue during the years ended December 31, 1998, 1999 or 2000.

Net Loss Per Share

  The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase. Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive due to the Company's net loss. The Company had outstanding common stock options of 32,523,462, 51,199,728 and 63,594,736 at December 31, 1998, 1999 and 2000, respectively, that have been excluded from the calculation of diluted loss per share, as the effect of their exercise would be antidilutive. Additionally, the Company had outstanding 101,749,914 shares of preferred stock as of December 31, 1998 that have been excluded from the calculation of diluted loss per share, as the effect of their conversion to common stock would be antidilutive. During 1999, 101,749,914 shares of preferred stock for the period from January 1, 1999 to February 19, 1999 have been excluded from diluted loss per share, as the effect of their conversion prior to the Company's initial public offering would be antidilutive.

  The Company's 1999 historical capital structure is not indicative of its prospective structure due to the automatic conversion of all shares of convertible preferred stock and redeemable convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering in February 1999. Accordingly, a pro forma calculation assuming the conversion of all outstanding shares as of December 31, 1999 of convertible preferred stock and redeemable convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance is presented.

                             VIGNETTE CORPORATION

  The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):

                                                                                       Year ended December 31,
                                                                               ------------------------------------
                                                                                    1998        1999         2000
                                                                                    ----        ----         ----
      Net loss.................................................................   $(26,197)   $(42,477)   $(532,225)
                                                                                  ========    ========    =========
      Basic:
          Weighted-average shares of common stock outstanding..................     29,406     143,898      209,184
          Weighted-average shares of common stock subject to repurchase........    (12,312)     (6,645)      (3,299)
                                                                                  --------    --------    ---------
          Shares used in computing basic net loss per share....................     17,094     137,253      205,885
                                                                                  ========    ========    =========
          Basic net loss per share.............................................   $  (1.53)   $  (0.31)   $   (2.59)
                                                                                  ========    ========    =========
      Pro forma:
          Shares used above....................................................                137,253
          Pro forma adjustment to reflect weighted effect of assumed
                conversion of convertible preferred stock......................                 13,659
                                                                                              --------
          Shares used in computing pro forma basic net loss per share..........                150,912
                                                                                              ========
          Pro forma basic net loss per share...................................               $  (0.28)
                                                                                              ========

Segments

  Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). The adoption of Statement No. 131 did not have a significant effect on the disclosure of segment information as the Company continues to consider its business activities as a single segment.

Recent Pronouncements

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement 133, which is effective for the Company's fiscal year beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has minimal use of derivatives, except for its strategic investments that are generally in the form of redeemable convertible preferred stock of privately held companies and equity instruments it owns in privately held companies. The adoption of Statement 133 did not have a material impact on the Company's results of operations or its financial position.

Reclassifications

  Certain reclassifications have been made to prior years financial statements to conform to the current year presentation.

3. Business Combinations and Acquired In-Process Research and Development

  During the three years ended December 31, 2000, the Company acquired a series of complementary businesses. In connection with these acquisitions, the Company acquired all outstanding stock and assumed all outstanding stock options of the respective acquirees. All acquisitions were accounted for as a purchase business combination. Accordingly, the results of operations of the acquired companies have been included with those of the Company for periods subsequent to the respective dates of acquisition.

  The amounts allocated to in-process research and development (IPR&D) were based on a modified discounted cash flow model. This model employed cash flow projections for revenue based on the projected incremental increase in revenue that the Company expected to receive from the completed IPR&D. Estimated operating expenses, capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The Company

                             VIGNETTE CORPORATION
discounted the after-tax cash flow projections using a risk-adjusted rate of return, ranging between 21% and 23%. The resulting IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative uses existed.

  The following table presents the purchase price allocation of the Company's acquisitions during the three years ended December 31, 2000 (in thousands):

                                                1998            1999                        2000
                                            ------------     -----------     --------------------------------------
                                            RandomNoise,     Diffusion,      Engine 5,     DataSage,     OnDisplay,
                                                Inc.            Inc.            Ltd.          Inc.          Inc.
                                                ----            ----            ----          ----          ----
In-process research and development.......  $     2,089       $  11,600     $       --    $   43,400     $  103,200
Acquired technology.......................           --           6,300          1,000         4,000         24,800
Workforce.................................           --             900            300         3,300         19,100
Trademark.................................           --              --             --           800             --
Deferred compensation.....................           --              --             --            --         52,865
Excess of cost over fair value of
  net assets acquired.....................           --          15,063         19,831       517,824      1,197,167
Net fair value of tangible assets
  acquired and liabilities assumed........           11          (2,629)        (1,153)       17,272        100,778
                                            -----------       ---------     ----------    ----------     ----------
Purchase price............................  $     2,100       $  31,234     $   19,978    $  586,596     $1,497,910
                                            ===========       =========     ==========    ==========     ==========

Acquisition date..........................     May 1998       June 1999      Jan. 2000     Feb. 2000      July 2000
Shares of Company stock issued............        2,255           2,301            105         7,746         35,869
Employee stock options exchanged..........           --              59            143         1,712          6,148
                                            -----------       ---------     ----------    ----------     ----------
   Total shares of Company stock                  2,255           2,360            248         9,458         42,017
     issued and exchanged.................  ===========       =========     ==========    ==========     ==========
 Cash paid by Company...................... $        --       $      --     $    4,900    $       --     $       --

  As part of the Engine 5, Ltd. ("Engine 5") acquisition, contingent consideration of 33,183 shares of the Company's common stock and $1.6 million was issued and paid, respectively during the year ended December 31, 2000. Remaining contingent consideration of approximately 55,278 shares of the Company's common stock and $2.7 million will be based upon defined future employment requirements met through the first quarter of 2002. The contingent consideration related to the Engine 5 acquisition is not included in the total purchase price, above, but is expensed as future employment requirements are satisfied; such amount totaled $3.8 million during the year ended December 31, 2000.

  In connection with the OnDisplay, Inc. ("OnDisplay") acquisition, the Company exchanged all outstanding OnDisplay stock options for 6,147,919 of Vignette stock options. Using the Black-Scholes method of valuing options, the estimated fair value of employee stock options granted was $168.5 million. Approximately $52.9 million of such value, representing the intrinsic value of unvested stock options, was recorded as deferred stock compensation and is being amortized over the options' remaining vesting term. The remaining $115.6 million was included in the excess of cost over fair value of net assets acquired and is amortized over the asset's estimated useful life, which is equivalent to four years.

  The following presents the unaudited pro forma combined results of operations of the Company with Diffusion Inc., Engine 5, Ltd., DataSage, Inc. and OnDisplay, Inc. for the years ended December 31, 1999 and 2000, after giving effect to certain pro forma adjustments. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 1999 or of future results of operations of the consolidated entities (in thousands, except for per share data):

                                                               Year ended December 31,
                                                        -----------------------------------
                                                             1999                 2000
                                                        --------------      ---------------
           Revenue......................................     $ 107,611            $ 388,718
           Operating loss...............................      (564,989)            (643,537)
           Net loss.....................................      (561,104)            (615,498)
           Basic loss per share.........................     $   (3.11)           $   (2.73)

                             VIGNETTE CORPORATION

The pro forma amounts reflected above exclude one-time acquisition charges, including in-process research and development charges, of $11.6 million and $146.5 million for the years ended December 31, 1999 and 2000, respectively.

4.  Stockholders' Equity and Redeemable Convertible Preferred Stock

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

Preferred Stock

  In February 1999, upon the closing of the Company's initial public offering, all of the outstanding preferred stock was converted into 101,749,914 shares of common stock. In addition, the Company's Certificate of Incorporation was amended authorizing the Board of Directors to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. At December 31, 2000, the Company had not issued any new preferred stock.

  As of December 31, 1999 and 2000, there were 30,000,000 shares authorized to be designated as preferred stock. No preferred shares were outstanding at December 31, 1999 or 2000.

Voting Rights

  Each share of common stock has one voting right.

Public Offering

  In February 1999, the Company completed an initial public offering in which the Company sold 25,680,000 shares of its common stock for proceeds to the Company of $81.3 million, less offering costs of $7.5 million.

  In December 1999, the Company completed a secondary public offering in which the Company sold 8,028,000 shares of its common stock for proceeds to the Company of $374.3 million, less offering costs of $18.8 million.

Stock Plans

  The Company has the 1995 Stock Option/Stock Issuance Plan, the 1999 Equity Incentive Plan, the 1999 Supplemental Stock Option Plan, the 1999 Non-Employee Directors Option Plan and the Employee Stock Purchase Plan.

  Under the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), employees, members of the Board of Directors and independent advisors were eligible to be granted options to purchase shares of the Company's common stock or may be issued shares of the Company's common stock directly. Options are immediately exercisable. Upon certain events, the Company has repurchase rights for unvested shares equal to the original exercise price. The Company also has the right of first refusal for any proposed disposition of shares issued under the 1995 Plan. The stock options and the related exercised stock will generally vest over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. Stock issuance may be for purchase or as a bonus for services rendered to the

                             VIGNETTE CORPORATION

Company.

  Under the 1999 Equity Incentive Plan (the "1999 Plan"), employees, non-employee members of the Board and consultants may be granted options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options are exercisable in accordance with each Stock Option Agreement. The term of each option is no more than ten years from the date of grant. There were 14,932,140 shares authorized under the 1999 Plan at December 31, 2000 of which 6,796,769 are available for future grant. As of January 1 of each year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Plan shall automatically increase by a number equal to the lesser of 5% of the total number of shares of the Common Stock then outstanding or 11,804,820 shares.

  Under the 1999 Supplemental Stock Option Plan (the "1999 Supplemental Plan"), employees, non-employee members of the Board and consultants may be granted non-qualified options to purchase shares of common stock. The term and vesting periods are the same as those under the 1999 Plan. There were 33,000,000 shares authorized under the 1999 Supplemental Plan at December 31, 2000 of which 3,402,907 were available for future grants.

  Under the 1999 Non-Employee Directors Option Plan, non-employee board members may be granted non-statutory options to purchase shares of common stock. Vesting occurs over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. There were 1,500,000 shares authorized under the Non-Employee Directors Option Plan at December 31, 2000 of which 1,440,000 were available for future grants.

  Under the Employee Stock Purchase Plan ("ESPP"), the Company has reserved 8,372,856 shares of common stock for issuance under the ESPP. As of January 1, each year, the number of shares under the ESPP will automatically increase by the lesser of 2% of the total number of shares of common stock outstanding or 4,500,000 shares. As of December 31, 2000, 2,857,348 shares were issued under the ESPP.

  In 1999 and 2000, the Company recorded total deferred stock compensation of $15.7 million and $56.1 million, respectively. In 1999, this amount represents the difference between the exercise price of stock option grants for 3,661,254 shares of common stock and the deemed fair value of the Company's common stock at the time of such grants, which ranged from $.81 to $27.81 per share and $2.20 to $32.72 per share, respectively. In 2000, this amount is represented, in part, by the difference between the exercise price of stock option grants for 412,500 shares of common stock and the deemed fair value of the Company's common stock at the time of such grants, which was $43.92 per share and $51.67 per share, respectively; it is also represented by the difference between the exercise price of the unvested stock options exchanged in the OnDisplay acquisition and the deemed fair value of the Company's common stock at the acquisition date. These amounts are being amortized over the vesting periods of the applicable options, resulting in amortization of $8.6 million and $41.7 million for the years ended December 31, 1999 and 2000, respectively.

                             VIGNETTE CORPORATION

  A summary of the Company's stock option activity and related information through December 31, 2000 follows:

                                                                                                                   Weighted-
                                                                 Number of           Range of Exercise              Average
                                                                  Shares                   Prices                Exercise Price
                                                             -----------------      ----------------------     ---------------------
Options outstanding - January 1, 1998........................       13,058,856         $0.01    -    $0.04                    $ 0.03
    Granted and assumed......................................       35,119,404          0.04    -     1.10                      0.48
    Exercised................................................      (13,277,238)         0.02    -     1.06                      0.04
    Canceled.................................................       (2,377,560)         0.02    -     0.81                      0.07
                                                             -----------------      ----------------------     ---------------------
Options outstanding - December 31, 1998......................       32,523,462          0.01    -     1.10                      0.52
    Granted and assumed......................................       27,240,774          1.14    -    54.33                     17.64
    Exercised................................................       (6,848,193)         0.01    -     2.90                      0.35
    Canceled.................................................       (1,716,315)         0.01    -    27.50                      2.35
                                                             -----------------      ----------------------     ---------------------
Options outstanding - December 31, 1999......................       51,199,728          0.01    -    54.33                      9.64
    Granted and assumed......................................       31,151,439          0.06    -    99.00                     40.84
    Exercised................................................      (13,138,972)         0.01    -    51.67                      2.17
    Canceled.................................................       (5,617,459)         0.01    -    88.92                     29.39
                                                             -----------------      ----------------------     ---------------------
Options outstanding - December 31, 2000......................       63,594,736         $0.01    -   $99.00                    $24.71
                                                             =================
Options available for grant at December 31, 2000.............       11,639,676
                                                             =================

  The following is a summary of options outstanding as of December 31, 2000:

                                   Number or Options             Weighted-Average
                                    Outstanding at          Remaining Contractual Life           Weighted-Average
 Range of Exercise Prices          December 31, 2000                (in years)                    Exercise Price
--------------------------   --------------------------   ------------------------------   -----------------------------
    $  .01 - $9.90                    24,081,584                        5.6                           $ 1.92
    $ 9.91 - $19.80                    9,224,555                        5.3                           $13.41
    $19.81 - $29.70                    3,275,607                        5.8                           $26.09
    $29.71 - $39.60                    8,430,674                        6.0                           $34.78
    $39.61 - $49.50                    5,311,843                        6.6                           $43.96
    $49.51 - $59.40                    8,803,323                        5.6                           $52.81
    $59.41 - $69.30                    2,350,650                        6.6                           $66.79
    $69.31 - $79.20                    1,630,500                        6.0                           $74.73
    $79.21 - $89.10                      268,500                        6.5                           $88.92
    $89.11 - $99.00                      217,500                        7.2                           $99.00
                             --------------------------
                                      63,594,736
                             ==========================

  A total of 3,275,761 shares of outstanding common stock were unvested at December 31, 2000 and may be repurchased by the Company should vesting requirements not be fulfilled. A total of 32,523,462, 28,955,955 and 27,559,181 outstanding options are exercisable at December 31, 1998, 1999 and 2000, respectively.

  Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. During 1998, the fair value for these options was estimated at the date of grant using a minimum value option-pricing model, and during 1999 and 2000 the fair value of each option grant was estimated using the Black-Scholes option-pricing model, with the following assumptions:

                                                                                                                     Employee Stock
                                                                                    Employee Stock Options           Purchase Plan
                                                                               ---------------------------------    ----------------
                                                                                 1998         1999        2000            2000
                                                                               ---------    --------   ---------     ---------------
Risk-free interest rate........................................................      6.0%        5.8%        5.1%          5.7%
Weighted-average expected life of the options..................................  4 years     4 years     4 years      0.5 years
Dividend rate..................................................................        0%          0%          0%            0%
Assumed volatility.............................................................      ---         1.2         1.4           1.4
Weighted-average fair value of options granted
    Exercise price equal to fair value of stock on date of grant...............    $ .37      $13.95      $43.01
    Exercise price less than fair value of stock on date of grant..............    $ .30      $ 7.23      $45.10

                             VIGNETTE CORPORATION

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period and stock purchased under the Employee Stock Purchase Plan is amortized over the six-month purchase period. The Company's pro forma information follows (in thousands, except per share data):

                                                                                   Year ended December 31,
                                                                         -----------------------------------------
                                                                           1998              1999          2000
                                                                         --------          --------      ---------
          Pro forma stock-based compensation expense................     $    259          $ 25,661      $ 290,342
          Pro forma net loss........................................     $(26,456)         $(68,138)     $(822,567)
          Pro forma basic net loss per share........................     $  (1.55)         $  (0.50)     $   (4.00)

Warrants

     In December 1998, the Company entered into agreements with a company providing for available credit of up to $5.0 million and an equipment lease line of $1.25 million. In connection with such agreements, the Company issued a warrant to the company to purchase 542,148 shares of Series H Redeemable Convertible Preferred Stock at an exercise price of $1.38. The Company valued the warrant at $169,000 using the Black-Scholes model, an assumed volatility of 51%, a risk-free interest rate of 6%, a weighted-average expected life of 1 year, and a dividend rate of 0%. The warrants were exercised in full during the years ended December 31, 1999 and 2000, respectively under the cashless exercise provision of the warrant agreement.

5. Lease Commitments

     The Company has financed the acquisition of certain computers and equipment through capital lease transactions that are accounted for as financings. Included in property and equipment at December 31, 1999 and 2000 are the following assets held under capital leases (in thousands):

                                                                         December 31,
                                                                     --------------------
                                                                      1999          2000
                                                                     ------       -------
     Property and equipment...................................       $  65        $ 4,834
     Less accumulated depreciation............................         (65)        (1,531)
                                                                     -----        -------
                                                                     $ ---        $ 3,303
                                                                     =====        =======

     The Company leases its office facilities and office equipment under various operating and capital lease agreements. Future minimum payments as of December 31, 2000, under these leases, are as follows (in thousands):

                                                                                          Operating        Capital
                                                                                            Leases         Leases
                                                                                            ------         ------
          2001.................................................................           $ 15,639        $  829
          2002.................................................................             17,197           636
          2003.................................................................             16,375           221
          2004.................................................................             14,358            --
          2005.................................................................             12,705            --
          Thereafter...........................................................             29,316            --
                                                                                          --------        ------
          Total minimum lease payments.........................................           $105,590         1,686
                                                                                          ========
          Amounts representing interest........................................                             (153)
                                                                                                          ------
          Present value of net minimum lease payments (including
             current portion of $751)..........................................                           $1,533
                                                                                                          ======

     Rent expense for the years ended December 31, 1998, 1999 and 2000 was $1.5 million, $3.8 million and $9.0 million, respectively.

6.  Income Taxes

     As of December 31, 2000, the Company had federal net operating loss and research and development credit carryforwards of approximately $391.0 million and $4.7 million, respectively. The net operating loss and credit carryforwards will expire in varying amounts, between 2004 and 2020, if not utilized.

     The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credit

                             VIGNETTE CORPORATION
carryforwards in the event of an "ownership change" of a corporation. Net operating loss carryforwards of approximately $105.4 million and tax credit carryforwards of $2.0 million at December 31, 2000 were incurred by Diffusion, Engine 5, DataSage and OnDisplay prior to being acquired by us and will be subject to annual limitation. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 1999 and 2000 are as follows (in thousands):

                                                                                             December 31,
                                                                                          1999            2000
                                                                                       ---------       ---------
          Deferred tax liabilities:
              Intangible assets.................................................        $ (2,398)      $ (17,706)
              Other.............................................................             (22)            (22)
                                                                                       ---------       ---------
                                                                                          (2,420)        (17,728)
          Deferred tax assets:
              Depreciable assets................................................             413           1,477
              Deferred revenue..................................................           6,773          15,046
              Tax carryforwards.................................................          49,025         149,488
              Accrued liabilities and other.....................................           1,208           6,071
                                                                                       ---------       ---------
                                                                                          57,419         172,082
                                                                                       ---------       ---------
          Net deferred tax assets...............................................          54,999         154,354
          Valuation allowance for net deferred tax assets.......................         (54,999)       (154,354)
                                                                                       ---------       ---------
          Net deferred taxes....................................................        $     --       $      --
                                                                                       =========       =========

  The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. As of December 31, 2000, the valuation allowance includes approximately $27.5 million related to the acquisition of Diffusion, Engine 5, DataSage and OnDisplay net deferred tax assets. The initial recognition of these acquired deferred tax asset items will first reduce goodwill, then other non-current intangible assets of the acquired entity. Approximately $103.1 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

  Undistributed earnings of the Company's foreign subsidiary were immaterial as of December 31, 1999 and 2000. Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and/or state income taxes has been provided thereon.

                             VIGNETTE CORPORATION

  The Company's provision for income taxes for the year ended December 31, 2000 consists primarily of withholdings on income generated in foreign countries. The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                                   Year ended December 31,
                                                                         -----------------------------------------
                                                                            1998           1999             2000
                                                                         ---------       --------         --------
     Federal statutory rate...........................................     (34.0)%         (34.0)%         (34.0)%
     State taxes, net of federal benefit..............................      (2.7)           (1.4)            (.1)
     Non-deductible goodwill amortization.............................        --              .9            20.5
     In-process research and development..............................       2.7            12.7            10.5
     Stock compensation...............................................        --             4.3             2.2
     Foreign taxes at different rates.................................        --              --             (.3)
     Change in deferred tax items.....................................      34.8            17.6              .8
     Other............................................................       (.8)            (.1)             .1
                                                                           -----          ------           -----
                                                                              --%             --%            (.3)%
                                                                           =====          ======           =====

7.  Employee 401(k) Plan

     In 1997, the Company established a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The Company made no contributions in the years ended December 31, 1998, 1999, and 2000.

8.  Segments of Business and Geographic Area Information

     The Company considers its business activities to constitute a single segment. A summary of the Company's operations by geographic area follows (in thousands):

                                                                                     Year ended December 31,
                                                                      -----------------------------------------------------
                                                                        1998                   1999                 2000
                                                                      ---------             ----------           ----------
     Revenue:
         Americas
             United States.......................................      $ 12,471             $ 76,037             $  270,091
             Other...............................................           522                  ---                    ---
                                                                       --------             --------             ----------
                 Total Americas..................................        12,993               76,037                270,091
         Europe and Asia Pacific.................................         3,212               13,148                 96,570
                                                                       --------             --------             ----------
                 Total revenue...................................      $ 16,205             $ 89,185             $  366,661
                                                                       ========             ========             ==========
     Net loss:
         Americas
             United States.......................................      $(25,756)            $(38,953)            $ (544,844)
             Other...............................................            --                   --                   (743)
                                                                       --------             --------             ----------
                 Total Americas..................................       (25,756)             (38,953)              (545,587)
         Europe and Asia Pacific.................................          (441)              (3,524)                13,362
                                                                       --------             --------             ----------
                 Total...........................................      $(26,197)            $(42,477)            $ (532,225)
                                                                       ========             ========             ==========
     Identifiable assets:
         Americas
             Domestic............................................      $ 19,249             $488,572             $2,112,981
             Other...............................................           ---                  ---                  3,037
                                                                       --------             --------             ----------
                 Total Americas..................................        19,249              488,572              2,116,018
         Europe and Asia Pacific.................................         2,100                9,594                 74,936
                                                                       --------             --------             ----------
                 Total...........................................      $ 21,349             $498,166             $2,190,954
                                                                       ========             ========             ==========

9.  Subsequent Events (Unaudited)

     On January 17, 2001, Vignette announced a business restructuring plan that involves a workforce reduction of approximately 15% and consolidation of certain Company facilities. These restructuring activities are in response to changes in the information technology spending environment and customer hesitancy to make large capital expenditures. The Company expects to incur restructuring and other related charges of approximately $45.0 to $55.0 million in 2001.

     In February 2001, the Company issued approximately 2.4 million restricted shares to certain employees who elected to participate in the Company's stock option exchange program, a program that was designed to provide its employees

                             VIGNETTE CORPORATION
with a long-term incentive for maximizing shareholder value. As a result of this transaction, deferred compensation will be recorded for the deemed market value of the restricted shares issued as of the grant date in the amount of approximately $14.8 million. Beginning on or about May 15, 2001, such amount will be amortized to expense over the one-year vesting period.

     Also under the same option exchange program, the Company canceled approximately 19.2 million stock options previously granted to those employees who voluntarily participated in the program in exchange for new options that will be granted on or after August 15, 2001. The number of new options to be granted will be dependent on the closing price of the Company's common stock on the grant date and will range from 52.5% to 87.5% of the total options canceled. The exercise price of these new options will be equal to the fair market value of the Company's common stock on the grant date. The program has been organized to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable plan accounting.