Form 10-K/A
period 2000-12-31
VIGNETTE CORP
filed 2001-03-30
CIK 1042185

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                  FORM 10-K/A
                               (Amendment No. 1)
[X] ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

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

                             --------------------

                                (512) 741-4300
             (Registrant's telephone number, including area code)

                             --------------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                             (Title of each class)

                             --------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

  (1)  Yes [X]    No [ ]
  (2)  Yes [X]    No [ ]

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

                             --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   None.
================================================================================

PORTION AMENDED

The Registrant hereby amends Part IV - Item 14 (a)(3), "Exhibits" of the "Exhibits, Financial Statement Schedules and Reports on Form 10-K," contained in the Registrant's Report on Form 10-K for the year ended December 31, 2000 to provide detail of Exhibits 10.18 through 10.25 and to add Exhibit 21.1. Except as set forth in Item 14 (a)(3) below, no other changes are made to the Company's Report on Form 10-K for the year ended December 31, 2000.

(a)(3) Exhibits

Exhibit
-------
Number                                             Description
------      ----------------------------------------------------------------------------------------------
 2.1*       Agreement between Registrant and Diffusion, Inc. dated May 10, 1999.
 2.2**      Agreement between Registrant and DataSage, Inc. dated January 7, 2000.
 2.3****    Agreement and Plan of Merger, among Registrant, Wheels Acquisition Corp. and OnDisplay, Inc.
            dated May 21, 2000.
 3.1+       Certificate of Incorporation of the Registrant.
 3.2***     Amendment to Certificate of Incorporation.
 3.3+       Bylaws of the Registrant.
 4.1        Reference is made to Exhibits 3.1, 3.2. and 3.3
 4.2+       Specimen common stock certificate.
 4.3+       Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.
10.1+       Form of Indemnification Agreements.
10.2+       1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
10.3+       1999 Equity Incentive Plan.
10.4+       Employee Stock Purchase Plan.
10.5+       1999 Non-Employee Directors Option Plan.
10.6+       Security and Loan Agreement dated March 24, 1998 between the Registrant and Imperial Bank.
10.7+       Lease Agreement dated September 20, 1996 between the Registrant and David B. Barrow, Jr.
10.8+       First Supplement to Lease Agreement dated November 4, 1997 between Registrant and 3410 Far
            West, Ltd.
10.9+       Second Supplement to Lease Agreement dated February 23, 1998 between Registrant and 3410
            Far West, Ltd.
10.10+      Office Lease Agreement date August 4, 1998 between Registrant and B.O. III, Ltd.
10.11+      "Prism" Development and Marketing Agreement dated July 19, 1996 between the Registrant and
            CNET, Inc.
10.12+      Letter Amendment to "Prism" Development and Marketing Agreement between the Registrant and
            CNET, Inc. dated August 15, 1998 and attachments thereto.
10.13+      Software License Agreement dated April 6, 1998 between Registrant and Net Perceptions, Inc.
10.14+      StoryServer Q2 Volume Purchase Agreement between Registrant and Tribune Interactive Inc.
10.15+      Protege Software (Holdings) Confidential Professional Services Agreement dated November 15,
            1997.
10.16+      Subordinated Loan and Security Agreement dated December 3, 1998 between Registrant and
            Comdisco, Inc.
10.17+      Master Lease Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
10.18       Lease Agreement dated March 3, 2000 between the Registrant and Prentiss Properties Acquisition
            Partners, L.P.
10.19       First Amendment to Lease Agreement dated September 1, 2000 between the Registrant and Prentiss
            Properties Acquisition Partners, L.P.
10.20       Sublease dated June 26, 2000 among the Registrant, Aptis, Inc. and Billing Concepts Corp.
10.21       First Amendment to Lease dated October 30, 1998 between the Registrant and B.O. III, Ltd.
10.22       Second Amendment to Lease dated December 30, 1998 between the Registrant and B.O. III, Ltd.
10.23       Third Amendment to Lease dated April 27, 1999 between the Registrant and The Prudential
            Insurance Company of America (successor in interest to B.O. III, Ltd.).
10.24       Fourth Amendment to Lease dated August 1, 2000 between the Registrant and The Prudential
            Insurance Company of America (successor in interest to B.O. III, Ltd.).
10.25       Fifth Amendment to Lease dated December 12, 2000 between the Registrant and The Prudential
            Insurance Company of America (successor in interest to B.O. III, Ltd.).
21.1        Subsidiaries of the Registrant.
23.1        Consent of Independent Auditors.

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

                                   Vignette Corporation
                                    (Registrant)





                                       By: /s/ Gregory A. Peters
                                          ------------------------------------
                                               Gregory A. Peters
                                            Chief Executive Officer



Dated: March 30, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


         Signature                          Title                     Date
         ---------                          -----                     ----

  /s/  Gregory A. Peters          Chairman of the Board           March 30, 2001
----------------------------      and Chief Executive Officer
       Gregory A. Peters


    /s/  Joel G. Katz             Secretary and Chief Financial   March 30, 2001
----------------------------      Officer
         Joel G. Katz


   /s/  Robert E. Davoli          Director                        March 30, 2001
----------------------------
        Robert E. Davoli


   /s/  Joseph A. Marengi         Director                        March 30, 2001
----------------------------
        Joseph A. Marengi


 /s/  Steven G. Papermaster       Director                        March 30, 2001
----------------------------
      Steven G. Papermaster


   /s/  John D. Thornton          Director                        March 30, 2001
----------------------------
        John D. Thornton