Form 10-Q
period 2001-03-31
VIGNETTE CORP
filed 2001-05-14
CIK 1042185

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  __________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2001

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


                      901 South MoPac Expressway, Bldg III
                              Austin, Texas 78746
                    (Address of principal executive offices)
                                  __________

                                 (512) 741-4300
              (Registrant's telephone number, including area code)
                                  __________


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


     As of April 30, 2001, there were 245,346,074 shares of the Registrant's common stock outstanding.

===============================================================================

                             VIGNETTE CORPORATION
                          FORM 10-Q QUARTERLY REPORT
                     FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS


                                                                                Page
                                                                                ----
Part I.  Financial Information
   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets at March 31, 2001 and
             December 31, 2000..............................................      2

            Condensed Consolidated Statements of Operations for the three
             months ended March 31, 2001 and 2000...........................      3

            Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 2001 and 2000...........................      4

            Notes to Condensed Consolidated Financial Statements............      5

   Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................      9

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......     24

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K................................     25

SIGNATURES..................................................................     27

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                             VIGNETTE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 in thousands

ASSETS                                                                   March 31,                December 31,
                                                                           2001                      2000
                                                                     -----------------          ----------------
                                                                          (Unaudited)
Current assets:
  Cash and cash equivalents.......................................          $  409,440                $  435,481
  Marketable securities and short-term investments................              10,003                    12,352
  Accounts receivable, net........................................              72,151                    99,485
  Prepaid expenses and other......................................               7,004                     8,172
                                                                            ----------                ----------
          Total current assets....................................             498,598                   555,490
Property and equipment, net.......................................              57,633                    57,463
Investments.......................................................              33,079                    84,295
Intangibles, net..................................................           1,354,131                 1,489,040
Other assets......................................................               3,958                     4,666
                                                                            ----------                ----------
          Total assets............................................          $1,947,399                $2,190,954
                                                                            ==========                ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses...........................          $   82,511                $   90,293
  Deferred revenue................................................              59,809                    65,591
  Current portion of capital lease obligation.....................                 729                       751
  Other current liabilities.......................................               8,017                     9,024
                                                                            ----------                ----------
          Total current liabilities...............................             151,066                   165,659
Capital lease obligation, less current portion....................                 620                       782
                                                                            ----------                ----------
          Total liabilities.......................................             151,686                   166,441
Stockholders' equity                                                         1,795,713                 2,024,513
                                                                            ----------                ----------
          Total liabilities and stockholders' equity..............          $1,947,399                $2,190,954
                                                                            ==========                ==========

                            See accompanying notes.

                             VIGNETTE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      in thousands, except per share data

                                                                               Three Months Ended
                                                                                    March 31,
                                                                     ------------------------------------
                                                                           2001                 2000
                                                                     ---------------     ----------------
Revenue:
  Product license....................................................      $  48,004             $ 29,148
  Services...........................................................         42,122               26,081
                                                                           ---------             --------
          Total revenue..............................................         90,126               55,229

Cost of revenue:
  Product license....................................................          1,477                1,361
  Services...........................................................         27,800               19,689
                                                                           ---------             --------
          Total cost of revenue......................................         29,277               21,050
                                                                           ---------             --------
Gross profit.........................................................         60,849               34,179

Operating expenses:
  Research and development...........................................         18,988                7,534
  Sales and marketing................................................         50,226               27,072
  General and administrative.........................................          7,935                4,890
  Purchased in-process research and development,
    acquisition-related and other charges............................            678               56,475
  Business restructuring charges.....................................         49,122                    -
  Amortization of deferred stock compensation........................          4,097                1,681
  Amortization of intangibles........................................        126,865               26,081
                                                                           ---------             --------
          Total operating expenses...................................        257,911              123,733
                                                                           ---------             --------
Loss from operations.................................................       (197,062)             (89,554)

Other (expense) income, net..........................................        (32,500)               6,037
                                                                           ---------             --------

Loss before provision for income taxes...............................       (229,562)             (83,517)
Provision for income taxes...........................................            200                    -
                                                                           ---------             --------
Net loss.............................................................      $(229,762)            $(83,517)
                                                                           =========             ========
Basic net loss per common share......................................      $   (0.97)            $  (0.47)
                                                                           =========             ========

Shares used in computing basic net loss per common share.............        236,559              178,725

                            See accompanying notes.

                             VIGNETTE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 in thousands

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                --------------------------
                                                                                   2001            2000
                                                                                ----------      ----------
Operating activities:
  Net loss................................................................      $ (229,762)     $  (83,517)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation.......................................................           4,998           1,781
       Noncash compensation expense.......................................           4,097           1,681
       Amortization of intangibles........................................         126,865          26,081
       Purchased in-process research and development,
        acquisition-related and other charges (noncash)...................              70          56,349
       Noncash restructuring expense......................................          13,507               -
       Noncash investment losses..........................................          37,792               -
       Other noncash items................................................             133            (229)
      Changes in operating assets and liabilities, net of effects from purchases of businesses:
         Accounts receivable, net.........................................          25,100         (13,345)
         Prepaid expenses and other.......................................           1,488          (7,956)
         Accounts payable and accrued expenses............................          (4,321)          7,455
         Deferred revenue.................................................          (5,782)         15,468
         Other liabilities................................................          (1,006)            724
                                                                                ----------      ----------
               Net cash provided by (used in) operating activities........         (26,821)          4,492

Investing activities:
  Purchase of property and equipment......................................          (8,687)         (5,418)
  Cash acquired in purchase of businesses, net of
      transaction costs...................................................               -          16,896
  Maturities (purchases) of short-term investments........................           2,349            (858)
  Purchase of equity securities...........................................            (258)         (8,480)
  Other...................................................................            (400)              -
                                                                                ----------      ----------
               Net cash provided by (used in) investing activities........          (6,996)          2,140

Financing activities:
  Payments of capital lease obligation....................................            (185)            (49)
  Proceeds from exercise of stock options
       and purchase of employee stock purchase plan shares................           9,362           8,735
  Proceeds from repayment of shareholder notes receivable.................             825               -
  Payments for repurchase of unvested common stock........................            (227)              -
                                                                                ----------      ----------
               Net cash provided by financing activities..................           9,775           8,686
Effect of exchange rate changes on cash and cash equivalents..............          (1,999)             20
                                                                                ----------      ----------
Net change in cash and cash equivalents...................................         (26,041)         15,338
Cash and cash equivalents at beginning of period..........................         435,481         391,278
                                                                                ----------      ----------
Cash and cash equivalents at end of period................................      $  409,440      $  406,616
                                                                                ==========      ==========

                            See accompanying notes.

                             VIGNETTE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                March 31, 2001

NOTE 1 -- General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the "Company" or "Vignette"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at December 31, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

NOTE 2 -- Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase. Diluted net loss per share has not been presented, as the effect of the assumed exercise of stock options, warrants, unvested restricted shares and contingently issued shares is antidilutive due to the Company's net loss.

The following table presents the calculation of basic net loss per common share (in thousands, except per share data):

                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                    2001             2000
                                                 ----------       ----------

  Net loss.....................................  $ (229,762)      $  (83,517)
                                                 ==========       ==========

  Basic:
    Shares used in computing basic net
      loss per common share....................     236,559          178,725
                                                 ==========       ==========

    Basic net loss per common share............  $    (0.97)      $    (0.47)
                                                 ==========       ==========

NOTE 3 -- Comprehensive Loss

The Company's comprehensive loss is composed of net loss, foreign currency translation adjustments and unrealized gains and losses on investments held as available-for-sale investments. The following table presents the calculation of comprehensive income (loss) (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                    2001             2000
                                                 ----------       ----------

  Net loss.....................................  $ (229,762)      $  (83,517)
  Foreign currency translation
     adjustments...............................      (1,797)             404
  Unrealized loss on
     investments...............................     (13,677)            (229)
                                                 ----------       ----------
  Total comprehensive loss.....................  $ (245,236)      $  (83,342)
                                                 ==========       ==========


NOTE 4-- Business Combinations

During the fiscal year ended December 31, 2000, the Company acquired a series of complementary businesses. In connection with these acquisitions, the Company acquired all outstanding stock and assumed all outstanding stock options of the respective acquirees. All acquisitions were accounted for as purchase business combinations. Accordingly, the results of operations of the acquired companies have been included with those of the Company for periods subsequent to the respective dates of acquisition.

The amounts allocated to in-process research and development ("IPR&D") were based on a modified discounted cash flow model. This model employed cash flow projections for revenue based on the projected incremental increase in revenue that the Company expected to receive from the completed IPR&D. Estimated operating expenses, capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The Company discounted the after-tax cash flow projections using a risk-adjusted rate of return, ranging between 21% and 23%. The resulting IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative uses existed.

Amounts in excess of net assets acquired and amounts allocated to purchased intangible assets are amortized on a straight-line basis over the respective assets' useful lives, not exceeding four years. It is possible that we could experience impairment of goodwill and other intangible assets which could require future charges to expense to reflect such impairment.

The following table presents the purchase price allocation of the Company's acquisitions during fiscal year 2000 (in thousands):

                                                                                      2000
                                                                   -------------------------------------------
                                                                   Engine 5,       DataSage,        OnDisplay,
                                                                     Ltd.            Inc.              Inc.
                                                                   ---------       ---------        ----------
     In-process research and development........................   $      --       $  43,400        $  103,200
     Acquired technology........................................       1,000           4,000            24,800
     Workforce..................................................         300           3,300            19,100
     Trademark..................................................          --             800                --
     Deferred compensation......................................          --              --            52,865
     Excess of cost over fair value of
       net assets acquired......................................      19,831         517,824         1,197,167
     Net fair value of tangible assets
       acquired and liabilities assumed.........................      (1,153)         17,272           100,778
                                                                   ---------       ---------        ----------
     Purchase price.............................................   $  19,978       $ 586,596        $1,497,910
                                                                   =========       =========        ==========

     Acquisition date...........................................   Jan. 2000       Feb. 2000         July 2000
     Shares of Company stock issued.............................         105           7,746            35,869
     Employee stock options exchanged...........................         143           1,712             6,148
                                                                   ---------       ---------        ----------
        Total shares of Company stock
          issued and exchanged..................................         248           9,458            42,017
                                                                   =========       =========        ==========
     Cash paid by Company.......................................   $   4,900       $      --        $       --

As part of the Engine 5, Ltd. acquisition, contingent consideration of 44,244 shares of the Company's common stock and $2.1 million has been issued and paid, respectively, since the acquisition date of January 18, 2000. Remaining contingent consideration of approximately 44,217 shares of the Company's common stock and $2.1 million will be based upon defined future employment requirements met through the first quarter of 2002. The contingent consideration related to the Engine 5 acquisition is not included in the total purchase price, above, but is expensed as future employment requirements are satisfied; such amount totaled $678,000 during the quarter ended March 31, 2001.

NOTE 5 -- Business Restructuring

In January 2001, the Company's management approved a restructuring plan to reduce headcount, reduce infrastructure and eliminate excess and duplicative facilities. For the three months ended March 31, 2001, the Company recorded approximately $49.1 million in restructuring charges. Components of business restructuring charges and the remaining restructuring accruals as of March 31, 2001 were as follows (in thousands):

                                                          Cash and    Balance at
                                               Initial    Non-cash    March 31,
                                               Charge     Activity       2001
                                              ---------   ---------   ----------
     Facilities lease commitments...........  $  23,483   $  (2,466)  $  21,017
     Asset impairments......................     15,801     (14,290)      1,511
     Employee separation costs..............      6,089      (5,082)      1,007
     Other restructuring costs..............      3,749        (635)      3,114
                                              ---------   ---------   ---------
          Total.............................  $  49,122   $ (22,473)  $  26,649
                                              =========   =========   =========

Employee separation costs, which include severance, related taxes, outplacement and other benefits, owed to approximately 350 terminated employees, totaled approximately $6.1 million during the quarter ended March 31, 2001, of which approximately $5.1 million has been paid. Employee groups impacted by the restructuring include personnel in positions throughout the sales, marketing, engineering and general and administrative functions. Remaining cash expenditures resulting from the restructuring are estimated to be $26.7 million and relate primarily to facility lease commitments and severance to employees.

Subsequent to March 31, 2001, the Company announced a further reduction in force, affecting approximately 200 employees. As a result, the Company expects to incur additional restructuring and other related charges during the second quarter of 2001, the amount of which has not been fully quantified. Vignette has substantially implemented its restructuring initiatives in conjunction with the recent restructuring announcements; however, there can be no assurance that the estimated costs of the Company's restructuring efforts will not change.

NOTE 6 -- Accounting Reclassification and Change in Accounting Estimate

Effective December 31, 2000, the Company reports as deferred revenue only amounts received from customers for which revenue has not been recognized, and the Company reports as accounts receivable only amounts due from customers for which revenue has been recognized. Deferred revenue and accounts receivable balances for all previous periods have been reclassified to conform to the current year presentation.

Effective January 1, 2001, the Company changed the intended usage period of certain fixed assets, specifically computer equipment and software. Consequently, the estimated depreciable lives of these fixed assets were changed from 18 months to 36 months. This change in accounting estimate did not have a material impact on the Company's financial condition, net losses or cash flows during the three months ended March 31, 2001.

NOTE 7 -- Capital Structure

In February 2001, the Company issued approximately 2.4 million restricted shares to certain employees who elected to participate in the Company's stock option exchange program, a program designed to provide its employees with a long-term incentive for maximizing stockholder value. As a result of this transaction, deferred compensation has been recorded for the deemed market value of the restricted shares issued as of the grant date in the amount of approximately $14.9 million. Such amount is being amortized to expense over the one-year vesting period.

Also under the same option exchange program, the Company canceled approximately
18.8 million stock options previously granted to those employees who voluntarily participated in the program in exchange for new options that will be granted on or after August 15, 2001. The number of new options to be granted will be dependent on the closing price of the Company's common stock on the grant date and will range from 52.5% to 87.5% of the total options canceled. The exercise price of these new options will be equal to the fair market value of the Company's common stock on the grant date. The program is not expected to result in any additional compensation charges or variable plan accounting.

NOTE 8 -- Financial Instruments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which defers for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, Statement 133 was formally adopted by the Company during the first quarter of 2001. We have minimal use of derivatives, except for our strategic investments that are generally in the form of redeemable convertible stock in privately held companies and equity instruments we own in privately held companies. Application of Statement 133 did not have a material impact on our results of operations or our financial position for the first quarter ended March 31, 2001.

NOTE 9 -- Legal Matters

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical statements are forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. All forward-looking statements included in this Report on Form 10-Q are based upon information available to the Company, as of the date hereof, and we are under no duty to update any of the forward-looking statements after the date of this Report to conform these statements to actual results. See the "Risk Factors" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We deliver customer-facing applications that leverage these content, integration and analysis services and enable organizations to captivate their customers, build a competitive difference and maximize their returns and customer value. We are intensely focused on customer success and have served 1,300 end-user customers including market leaders like Daimler/Chrysler, Lands' End, Merrill Lynch, Motorola, PaineWebber and United Airlines.

We derive our revenue from the sale of software product licenses and from professional consulting, maintenance and support services. Product license revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is reasonably assured. Product license revenue for arrangements to deliver unspecified additional software products in the future is recognized ratably over the term of the arrangement, beginning with the delivery of the first product. Services revenue consists of fees from professional services and from maintenance and telephone support. Professional services include integration of software, application development, training and software installation. We bill professional services fees on a time-and-materials basis. We recognize professional services fees billed on a time-and-materials basis as the services are performed. Our clients typically purchase maintenance agreements annually, and we price maintenance agreements based on a percentage of our current product list price. We price telephone support based on differing levels of support. Clients purchasing maintenance agreements receive unspecified product upgrades and electronic, Web-based technical support, while purchasers of support contracts receive additional telephone support. We recognize revenue from maintenance and support agreements ratably over the term of the agreement, which is typically one year.

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, as well as personnel and other expenses related to providing professional services. Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred significant losses since inception and, as of March 31, 2001, we had an accumulated deficit of approximately $841.7 million. We believe our success depends on further increasing our client base and on continued growth in the e-business solutions market. Accordingly, we intend to continue to invest in sales, marketing, professional services, research and development and in our operational and financial systems as necessary. Furthermore, we expect to continue to incur operating losses, excluding amortization of intangibles and stock-based compensation and restructuring charges, at least through the fourth quarter of 2001, and our expected operating expenses will require increases in revenues before we become profitable.

We had 1,957 full-time employees at March 31, 2001, up from 1,095 at March 31, 2000. As of April 30, 2001, we had 1,740 employees. The decrease from March 31, 2001 resulted primarily from the reduction in force announced in April 2001.

Accounting Reclassification and Change in Accounting Estimate

Effective December 31, 2000, we report as deferred revenue only amounts received from customers for which revenue has not been recognized, and we report as accounts receivable only amounts due from customers for which revenue has been recognized. Deferred revenue and accounts receivable balances for all previous periods have been reclassified to conform to the current year presentation.

Effective January 1, 2001, the Company changed the intended usage period of certain fixed assets, specifically computer equipment and software. Consequently, the estimated depreciable lives of these fixed assets were changed from 18 months to 36 months. This change in accounting estimate did not have a material impact on the Company's financial condition, net losses or cash flows during the three months ended March 31, 2001.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

                                                                                Three Months Ended
                                                                           ----------------------------
                                                                                     March 31,
                                                                                     ---------
                                                                              2001                2000
                                                                             -----               -----
Revenue:
  Product license..............................................                 53%                 53%
  Services.....................................................                 47                  47
                                                                             -----               -----
          Total revenue........................................                100                 100
Cost of revenue:
  Product license..............................................                  2                   2
  Services.....................................................                 30                  36
                                                                             -----               -----
          Total cost of revenue................................                 32                  38
                                                                             -----               -----
Gross profit...................................................                 68                  62
Operating expenses:
  Research and development.....................................                 21                  14
  Sales and marketing..........................................                 56                  49
  General and administrative...................................                  9                   9
  Purchased in-process research and development,
    acquisition-related and other charges......................                  1                 102
  Business restructuring charges...............................                 54                   -
  Amortization of deferred stock compensation..................                  4                   3
  Amortization of intangibles..................................                141                  47
                                                                             -----               -----
          Total operating expenses.............................                286                 224
                                                                             -----               -----
Loss from operations...........................................               (218)               (162)
Other income (expense), net....................................                (36)                 11
                                                                             -----               -----
Loss before income taxes.......................................               (254)               (151)
Provision for income taxes.....................................                  1                   -
                                                                             -----               -----
Net loss.......................................................              (255)%              (151)%
                                                                             =====               =====

  Revenue

Total revenue increased 63% to $90.1 million in the three months ended March 31, 2001 from $55.2 million in the three months ended March 31, 2000. This increase was attributable to an increase in our client base, which grew from 665 at the end of the first quarter 2000 to 1,296 at the end of the first quarter 2001, an increase in the average size of new client orders and follow-on orders from existing clients. We cannot be certain that total revenue will grow in future periods or that it will grow at similar rates as in the past.

  Product License. Product license revenue increased 65% to $48.0 million in the three months ended March 31, 2001 from $29.1 million in the three months ended March 31, 2000, representing 53% of total revenue during both periods presented. The increase in product license revenue in absolute dollars was due to increases in the number of clients and the average size of new client orders resulting from growing market acceptance of our product lines over prior periods, an expanded product suite, increased follow-on orders from existing clients and orders influenced and implemented by third-party integration partners.

  Services. Services revenue increased 62% to $42.1 million in the three months ended March 31, 2001 from $26.1 million in the three months ended March 31, 2000, representing 47% of total revenue during both periods presented. Services revenue from professional services fees continues to be the primary component of total services revenue, representing 32% of total revenues in the three months ended March 31, 2001 as compared to 37% in the three months ended March 31, 2000. The increase in all types of services revenue in absolute dollars was due primarily to an increase in the number of clients and the sale of product licenses, which may include or lead to contracts to perform professional services and training and purchases of software maintenance and technical support service agreements.

We believe that growth in our product license sales depends on our ability to provide our clients with support, training, consulting and implementation services and educating third-party resellers on how to implement our products.

  Cost of Revenue

  Product License.   Product license costs consist of expenses we incur to
manufacture, package and distribute our products and related documentation and costs of licensing third-party software incorporated into our products. Product license costs increased to $1.5 million in the three months ended March 31, 2001 from $1.4 million in the three months ended March 31, 2000, representing 3% and 5% of product license revenue, respectively. We expect product license costs to increase in the future in absolute dollar terms due to additional clients licensing our products and the acquisition of OEM licenses to third-party technology that we may choose to embed in our product offerings.

  Services.   Services costs include salary expense and other related costs for our professional service, maintenance and customer support staffs, as well as third-party contractor expenses. Services costs increased 41% to $27.8 million in the three months ended March 31, 2001 from $19.7 million in the three months ended March 31, 2000, representing 66% and 75% of services revenue, respectively. The increase in absolute dollars resulted from the expansion of our services organization, and from bad debt charges recognized during the first quarter of 2001. These bad debt charges related to unfavorable changes in the macro-economic environment experienced through March 31, 2001. The overall improvement in services gross profit margin was driven by an increase in higher margin maintenance and support activities. We expect services costs to increase in the future in absolute dollars to the extent that services revenues increase. We expect services costs as a percentage of services revenue to decrease over time. Services costs as a percentage of services revenue can be expected to vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

Professional services-related costs increased 42% to $26.7 million in the three months ended March 31, 2001 from $18.8 million in the three months ended March 31, 2000, representing 93% and 91% of professional services-related revenue, respectively. Excluding bad charges recorded during the first quarter of 2001, professional services-related costs represented 84% of professional services-related revenue. Maintenance and support-related costs increased 26% to $1.1 million in the three months ended March 31, 2001 from $867,000 in the three months ended March 31, 2000, representing 8% and 16% of maintenance and support-related revenue, respectively.

  Operating Expenses

  Research and Development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased 152% to $19.0 million in the three months ended March 31, 2000 from $7.5 million in the three months ended March 31, 2000, representing 21% and 14% of total revenue, respectively. The increase in absolute dollars was due to the increase in engineering personnel and to the expansion of our product offerings. We believe that continued investment in research and development is critical to maintaining a competitive advantage, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods. Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

  Sales and Marketing.   Sales and marketing expenses consist primarily of
salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations, marketing materials and tradeshows.
Sales and marketing expenses increased 86% to $50.2 million in the three months ended March 31, 2001 from $27.1 million in the three months ended March 31, 2000, representing 56% and 49% of total revenue, respectively. Sales and marketing expenses increased in absolute dollars due to a significant increase in sales and marketing personnel, increased marketing program expenditures, as well as higher commissions expense resulting from the absolute dollar growth in our customer bookings. The increase in sales and marketing expenses as a percentage of total revenue resulted primarily from bad debt charges recognized during the first quarter of 2001. These bad debt charges related to unfavorable changes in the macro-economic environment experienced through March 31, 2001. We believe selling and marketing expenses will increase in absolute dollars in future periods as we expect to continue to expand our sales and marketing efforts to promote further growth. We also anticipate that sales and marketing expenses may fluctuate, as a percentage of total revenue, from period to period as new sales personnel are hired and begin to achieve productivity and achieve commission accelerators, as well as the timing of new product releases.

  General and Administrative.   General and administrative expenses consist
primarily of salaries and other related costs for human resources, finance, accounting, information technology and legal employees and certain facilities-related expenses. General and administrative expenses increased 62% to $7.9 million in the three months ended March 31, 2001 from $4.9 million in the three months ended March 31, 2000, representing 9% of total revenue during both periods presented. The increase in absolute dollars for these periods was due to increased personnel, information technology and facility expenses necessary to support our expanding operations. We believe general and administrative expenses, as a percentage of total revenue, will remain relatively consistent among future periods.

  Purchased In-Process Research and Development, Acquisition-Related and Other
Charges.   In connection with our acquisitions of DataSage, Inc. ("DataSage") in
February 2000 and Engine 5, Ltd. ("Engine 5") in January 2000, we incurred non-recurring acquisition costs and integration-related charges, which include costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the DataSage purchase price was allocated to in-process research and development, or IPR&D, based upon an independent third-party appraisal. The resulting IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative uses existed. These related charges totaled $678,000 in the three months ended March 31, 2001 and $56.5 million in the three months ended March 31, 2000. The acquisition-related charges recorded during the first quarter ended March 31, 2001 relate primarily to contingent consideration paid upon successful completion of defined future employment requirements.

  Business Restructuring Charges.   In January 2001, we approved a restructuring
plan to reduce infrastructure and overhead and eliminate excess and duplicative facilities. Restructuring and related charges of $49.1 million were expensed in the three months ended March 31, 2001. Costs of employee separations related to approximately 350 employees worldwide, affecting personnel in positions throughout the sales, marketing, engineering and corporate services departments. Employee separation benefits include severance, related taxes, outplacement and other benefits.

On April 30, 2001, we announced a further reduction in force, affecting approximately 200 employees. As a result, we expect to incur additional restructuring and other related charges during the second quarter of 2001, the amount of which has not been fully quantified. We have substantially implemented our restructuring initiatives in conjunction with our recent announcements; however, there can be no assurance that the estimated costs of the Company's restructuring efforts will not change.

  Amortization of Deferred Stock Compensation. For the stock options we award to employees from our stock option plans, we have recorded deferred compensation for the difference between the exercise price of certain stock option grants and the deemed market value of our common stock at the time of such grants. For the stock options we assumed in connection with our acquisition of OnDisplay, Inc. ("OnDisplay") in July 2000, we have recorded deferred compensation for the difference between the exercise price of the unvested stock options and the deemed fair value of our common stock at the acquisition date. For the restricted shares we issued in February 2001 as part of our stock option exchange program, we have recorded deferred compensation for the deemed market value on the grant date. See Note 7 in "Notes to Condensed Consolidated Financial Statements."

We are amortizing the deferred compensation amount over the vesting periods of the applicable options and restricted share grants, resulting in amortization expense of $4.1 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively.

  Amortization of Intangibles.   Intangible amortization expense was $126.9
million and $26.1 million for the three months ended March 31, 2001 and 2000, respectively. Amortization of intangible assets relates to our acquisitions of Diffusion, Inc., Engine 5, DataSage and OnDisplay. See Note 4 in "Notes to Condensed Consolidated Financial Statements."

We adjusted the carrying amount of certain intangible assets due to our recent restructuring efforts, resulting in restructuring charges totaling $9.3 million during the first quarter of fiscal year 2001. It is possible that we could experience impairment of goodwill and other intangible assets which could require future charges to expense to reflect such impairment.

  Other Income and Expense

Other income and expense consists primarily of interest income and expense, as well as recognized investment gains and losses. Other income and expense was a $32.5 million expense in the three months ended March 31, 2001, as compared to income of $6.0 million in the three months ended March 31, 2000. The significant decrease in 2001 resulted primarily from a $37.8 million impairment charge for certain long-term investments, principally redeemable, convertible preferred stock in privately held companies, that were determined to have experienced a decline in value that was not temporary. Excluding such investment impairment charge, other income and expense was $5.3 million in the three months ended March 31, 2001, as compared to $6.0 million in the three months ended March 31, 2000.

Provision for Income Taxes

The Company has incurred income tax expense of approximately $200,000 and $0 during the three months ended March 31, 2001 and 2000, respectively. The income tax expense consists primarily of foreign withholding taxes on income generated in foreign tax jurisdictions.

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

Liquidity and Capital Resources

Net cash used in operating activities was $26.8 million for the three months ended March 31, 2001, as compared to net cash provided by operating activities of $4.5 million for the three months ended March 31, 2000. The increase in operating cash outflows was due primarily to cash payments resulting from our recent restructuring efforts and changes in our working capital requirements.

Net cash used in investing activities was $7.0 million for the three months ended March 31, 2001, as compared to net cash used in investing activities of $14.8 million (excluding the cash acquired in our purchase of businesses) for the three months ended March 31, 2000. The decrease in investing cash outflows was due primarily to the timing of investment purchases and maturities. We expect that our future investing activities will generally consist of capital expenditures to support our future needs.

Net cash provided by financing activities was $9.8 million for the three months ended March 31, 2001, an increase of $1.1 million from net cash provided by financing activities for the same period ended March 31, 2000. Our financing activities during both periods resulted primarily in proceeds received from the exercise of employee stock options and purchase of employee stock purchase plan shares.

Our long-term investments, consisting primarily of redeemable convertible preferred stock in privately held technology companies, totaled $33.1 million and $84.3 million at March 31, 2001 and December 31, 2000. We classify these investments as available-for-sale and have recorded a cumulative net unrealized gain (loss) related to these securities of $(1.6) million and $12.1 million at March 31, 2001 and December 31, 2000, respectively. The future value of these investments may be affected by a number of factors including general economic conditions and the ability of the companies to secure additional funding and execute on their respective business plans. During the first quarter of 2001, we determined that certain of these investments had experienced a decline in value that was not temporary, resulting in a recognized investment loss of $37.8 million. We anticipate that we will continue to invest in companies strategic to our business; however, we do not expect the impact of this activity to be material to our liquidity position.

In addition to our strategic investments, $14.0 million of our long-term investments was pledged as collateral for certain lease obligations at March 31, 2001 and December 31, 2000, respectively. There are certain time restrictions placed on these instruments that we are obligated to meet in order to liquidate the principal of these investments.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which defers for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, Statement was formally adopted by the Company during the first quarter of 2001. We have minimal use of derivatives, except for our strategic investments that are generally in the form of redeemable convertible stock in privately held companies and equity instruments we own in privately held companies. The adoption of Statement 133 did not have a material impact on our results of operations or our financial position for the quarter ended March 31, 2001.

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

Risks Related to Our Business

We Expect to Incur Future Losses

  We have not achieved profitability and we expect to incur net operating losses at least through the fourth quarter of 2001. To date, we have primarily funded our operations from the sale of equity securities. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in many recent quarters, we cannot be certain that we can sustain these growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

We Must Successfully Implement Our Business Restructuring Efforts

  We are currently transitioning our business and realigning our strategic focus towards our core market, technologies and products in accordance with our announcement on January 17, 2001. Internal changes resulting from our business restructuring are substantially complete, but many factors may negatively impact our ability to implement our strategic focus including our ability to manage the implementation, sustain the productivity of our workforce, manage our operating expenses and quickly respond to and recover from unforeseen events associated with the restructuring.

We Expect Our Quarterly Revenues and Operating Results to Fluctuate

  Our revenues and operating results have varied significantly from quarter to quarter in the past and we expect that our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

     .    Demand for our products and services;
     .    The timing of sales of our products and services;
     .    The timing of customer orders and product implementations;
     .    Unexpected delays in introducing new products and services;
     . Increased expenses, whether related to sales and marketing, product development or administration;
     .    Changes in the rapidly evolving market for e-business solutions;
     . The mix of product license and services revenue, as well as the mix of products licensed;
     . The mix of services provided and whether services are provided by our own staff or third-party contractors;
     .    The mix of domestic and international sales;
     .    Costs related to possible acquisitions of technology or businesses;
          and

     .   The general economic climate.

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

  We May Be Unable to Adequately Sustain a Profitable Professional Services Organization, Which Could Affect Both Our Operating Results and Our Ability to Assist Our Clients with the Implementation of Our Products

  We cannot be certain that we can attract or retain a sufficient number of the highly qualified services personnel that our business needs. Clients that license our software typically engage our professional services organization to assist with support, training, consulting and implementation of their Web solutions. We believe that growth in our product sales depends on our ability to provide our clients with these services and to educate third-party resellers on how to use our products. As a result, we plan to increase the number of service personnel to meet these needs. New services personnel will require training and education and take time to reach full productivity. To meet our needs for services personnel, we may also need to use more costly third-party consultants to supplement our own professional services organization. We expect our services revenue to increase in absolute dollars as we continue to provide consulting and training services that complement our products and as our installed base of clients grows. During recent quarters, our professional services organization achieved profitability; however, prior to 2000, services costs related to professional services had exceeded, or had been substantially equal to, professional services-related revenue. Although we expect that our professional services-related revenue will continue to exceed professional services-related costs in future periods, we cannot be certain that this will occur. We generally bill our clients for our services on a time and materials basis. However, from time to time we enter into fixed-price contracts for services. On occasion, the costs of providing the services have exceeded our fees from these contracts and, from time to time, we may misprice future contracts to our detriment. In addition, competition for qualified services personnel with the appropriate Internet specific knowledge is intense. There are a limited number of people who have acquired the skills needed to provide the services that our clients demand.

We May Be Unable to Attract Necessary Third-Party Service Providers, Which Could Affect Our Ability to Provide Support, Consulting and Implementation Services for Our Products

  There may be a shortage of third-party service providers to assist our clients with the implementation of our products. We do not believe our professional services organization will be able to fulfill the expected demand for support, consulting and implementation services for our products. We are actively attempting to supplement the capabilities of our services organization by attracting and educating third-party service providers and consultants to also provide these services. We may not be successful in attracting these third-party providers or maintaining the interest of current third- party providers. In addition, these third parties may not devote enough resources to these activities. A shortfall in service capabilities may affect our ability to sell our software.

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

  We recorded 38% of our total revenue for the quarter ended March 31, 2001 through licenses and services sold to clients located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

  At March 31, 2001, our cash and cash equivalents consisted primarily of commercial paper and corporate notes held by large institutions in the U.S., and our short-term investments were invested in corporate and U.S. government debt maturing in less than 90 days.

PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as a part of this Report:

Exhibit
-------
Number                                                 Description
------           --------------------------------------------------------------------------------------------------

  2.1*           Agreement between Registrant and Diffusion, Inc. dated May 10, 1999.
  2.2**          Agreement between Registrant and DataSage, Inc. dated January 7, 2000.
  2.3****        Agreement and Plan of Merger, among Registrant, Wheels Acquisition Corp. and OnDisplay, Inc.
                 dated May 21, 2000.
  3.1+           Certificate of Incorporation of the Registrant.
  3.2***         Amendment to Certificate of Incorporation.
  3.3+           Bylaws of the Registrant.
  4.1            Reference is made to Exhibits 3.1, 3.2. and 3.3
  4.2+           Specimen common stock certificate.
  4.3+           Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.
 10.1+           Form of Indemnification Agreements.
 10.2+           1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
 10.3+           1999 Equity Incentive Plan.
 10.4+           Employee Stock Purchase Plan.
 10.5+           1999 Non-Employee Directors Option Plan.
 10.6+           Security and Loan Agreement dated March 24, 1998 between the Registrant and Imperial Bank.
 10.7+           Lease Agreement dated September 20, 1996 between the Registrant and David B. Barrow, Jr.
 10.8+           First Supplement to Lease Agreement dated November 4, 1997 between Registrant and 3410 Far
                 West, Ltd.
 10.9+           Second Supplement to Lease Agreement dated February 23, 1998 between Registrant and 3410 Far
                 West, Ltd.
 10.10+          Office Lease Agreement date August 4, 1998 between Registrant and B.O. III, Ltd.
 10.11+          "Prism" Development and Marketing Agreement dated July 19, 1996 between the Registrant and
                 CNET, Inc.
 10.12+          Letter Amendment to "Prism" Development and Marketing Agreement between the Registrant and
                 CNET, Inc. dated August 15, 1998 and attachments thereto.
 10.13+          Software License Agreement dated April 6, 1998 between Registrant and Net Perceptions, Inc.
 10.14+          StoryServer Q2 Volume Purchase Agreement between Registrant and Tribune Interactive Inc.
 10.15+          Protege Software (Holdings) Confidential Professional Services Agreement dated November 15,
                 1997.
 10.16+          Subordinated Loan and Security Agreement dated December 3, 1998 between Registrant and
                 Comdisco, Inc.
 10.17+          Master Lease Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
 10.18++         Lease Agreement dated March 3, 2000 between the Registrant and Prentiss Properties Acquisition
                 Partners, L.P.
 10.19++         First Amendment to Lease Agreement dated September 1, 2000 between the Registrant and Prentiss
                 Properties Acquisition Partners, L.P.
 10.20++         Sublease dated June 26, 2000 among the Registrant, Aptis, Inc. and Billing Concepts Corp.
 10.21++         First Amendment to Lease dated October 30, 1998 between the Registrant and B.O. III, Ltd.
 10.22++         Second Amendment to Lease dated December 30, 1998 between the Registrant and B.O. III, Ltd.

10.23++          Third Amendment to Lease dated April 27, 1999 between the Registrant and The Prudential
                 Insurance Company of America (successor in interest to B.O. III, Ltd.).
 10.24++         Fourth Amendment to Lease dated August 1, 2000 between the Registrant and The Prudential
                 Insurance Company of America (successor in interest to B.O. III, Ltd.).
 10.25++         Fifth Amendment to Lease dated December 12, 2000 between the Registrant and The Prudential
                 Insurance Company of America (successor in interest to B.O. III, Ltd.).

_______________

+ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-68345).
++ Incorporated by reference to the Company's Form 10-K/A filed on March 30, 2001 (File No. 000-25375).
* Incorporated by reference to the Company's Form 8-K filed on July 15, 1999 (File No. 000-25375).
** Incorporated by reference to the Company's Form 8-K filed on February 29, 2000 (File No. 000-25375).
*** Incorporated by reference to the Company's definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000.
**** Incorporated by reference to the Company's Registration Statement on Form
     S-4, as amended (File No. 333-38478).

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VIGNETTE CORPORATION

Date: May 14, 2001                      By: /s/ Joel G. Katz
                                        ----------------------------------------
                                        Joel G. Katz
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)