Form 10-Q
period 2001-06-30
VIGNETTE CORP
filed 2001-08-14
CIK 1042185

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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



  As of July 31, 2001, there were 247,021,240 shares of the Registrant's common stock outstanding.

================================================================================

                              VIGNETTE CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS


                                                                                 Page
                                                                                 ----
Part I.  Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets at June 30, 2001 and              2
            December 31, 2000.................................................

            Condensed Consolidated Statements of Operations for the three
            months and six months ended June 30, 2001 and 2000................      3

            Condensed Consolidated Statements of Cash Flows for the six months
            ended June 30, 2001 and 2000......................................      4

            Notes to Condensed Consolidated Financial Statements..............      5

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................     10

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk........     27

Part II.  Other Information

   Item 1.  Legal Proceedings.................................................     28

   Item 4.  Submission of Matters to a Vote of Security Holders...............     28

   Item 6.  Exhibits and Reports on Form 8-K..................................     29

SIGNATURES....................................................................     31

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                              VIGNETTE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  in thousands

                          ASSETS                                         June 30,                December 31,
                                                                           2001                      2000
                                                                    ------------------         -----------------
                                                                        (Unaudited)
Current assets:
  Cash and cash equivalents.......................................          $  396,714                $  435,481
  Marketable securities and short-term investments................              16,405                    12,352
  Accounts receivable, net........................................              62,870                    99,485
  Prepaid expenses and other......................................               8,449                     8,172
                                                                            ----------                ----------
          Total current assets....................................             484,438                   555,490
Property and equipment, net.......................................              55,338                    57,463
Investments.......................................................              31,008                    84,295
Intangibles, net..................................................           1,223,981                 1,489,040
Other assets......................................................               2,839                     4,666
                                                                            ----------                ----------
          Total assets............................................          $1,797,604                $2,190,954
                                                                            ==========                ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses...........................          $  113,490                $   90,293
  Deferred revenue................................................              53,879                    65,591
  Current portion of capital lease obligation.....................                 760                       751
  Other current liabilities.......................................               9,434                     9,024
                                                                            ----------                ----------
          Total current liabilities...............................             177,563                   165,659
Capital lease obligation, less current portion....................                 492                       782
                                                                            ----------                ----------
          Total liabilities.......................................             178,055                   166,441
Stockholders' equity                                                         1,619,549                 2,024,513
                                                                            ----------                ----------
          Total liabilities and stockholders' equity..............          $1,797,604                $2,190,954
                                                                            ==========                ==========

                            See accompanying notes.

                              VIGNETTE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      in thousands, except per share data

                                                               Three Months Ended                     Six Months Ended
                                                                    June 30,                              June 30,
                                                        -------------------------------       -------------------------------
                                                            2001               2000               2001               2000
                                                        ------------       ------------       ------------       ------------
Revenue:
  Product license.....................................     $  44,529           $ 42,173          $  92,533          $  71,321
  Services............................................        39,095             34,958             81,217             61,039
                                                           ---------           --------          ---------          ---------
          Total revenue...............................        83,624             77,131            173,750            132,360
Cost of revenue:
  Product license.....................................         1,135              2,372              2,612              3,733
  Services............................................        23,752             25,724             51,552             45,413
                                                           ---------           --------          ---------          ---------
          Total cost of revenue.......................        24,887             28,096             54,164             49,146
                                                           ---------           --------          ---------          ---------
Gross profit..........................................        58,737             49,035            119,586             83,214
Operating expenses:
  Research and development............................        16,463             10,386             35,451             17,920
  Sales and marketing.................................        48,466             34,661             98,692             61,733
  General and administrative..........................         8,137              7,533             16,072             12,423
  Purchased in-process research and development,
    acquisition-related and other charges.............           663              3,135              1,341             59,610
  Business restructuring charges......................        41,536                  -             90,658                  -
  Amortization of deferred stock compensation.........         2,705              1,320              6,802              3,001
  Amortization of intangibles.........................       124,109             48,503            250,974             74,584
                                                           ---------           --------          ---------          ---------
          Total operating expenses....................       242,079            105,538            499,990            229,271
                                                           ---------           --------          ---------          ---------
Loss from operations..................................      (183,342)           (56,503)          (380,404)          (146,057)
Other income (expense), net...........................           848              5,814            (31,652)            11,851
                                                           ---------           --------          ---------          ---------
Loss before provision for income taxes................      (182,494)           (50,689)          (412,056)          (134,206)
Provision for income taxes............................           878                  -              1,078                  -
                                                           ---------           --------          ---------          ---------
Net loss..............................................     $(183,372)          $(50,689)         $(413,134)         $(134,206)
                                                           =========           ========          =========          =========
Basic net loss per common share.......................        $(0.76)            $(0.27)            $(1.73)            $(0.73)
                                                           =========           ========          =========          =========
Shares used in computing basic net loss per
  common share........................................       241,224            187,007            238,895            182,969



                            See accompanying notes.

                              VIGNETTE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  in thousands

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                            -----------------------------------
                                                                                 2001                 2000
                                                                            --------------       --------------
Operating activities:
  Net loss................................................................       $(413,134)           $(134,206)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation.......................................................          10,464                3,673
       Noncash compensation expense.......................................           6,802                3,001
       Amortization of intangibles........................................         250,974               74,584
       Purchased in-process research and development,
        acquisition-related and other charges (noncash)...................             168               57,536
       Noncash restructuring expense......................................          24,649                    -
       Noncash investment impairments.....................................          41,397                    -
       Other noncash items................................................             198                  522
      Changes in operating assets and liabilities, net of effects from purchases of businesses:
         Accounts receivable, net.........................................          34,546              (31,972)
         Prepaid expenses and other.......................................             572               (8,377)
         Accounts payable and accrued expenses............................          26,307               21,484
         Deferred revenue.................................................         (10,279)               2,477
         Other liabilities................................................             412                4,302
                                                                                 ---------            ---------
               Net cash used in operating activities......................         (26,924)              (6,976)

Investing activities:
  Purchase of property and equipment......................................         (14,843)             (12,861)
  Cash acquired in purchases of businesses, net of
      transaction costs...................................................               -               16,896
  Purchases of short-term investments, net of maturities..................          (4,053)                (530)
  Purchase of restricted investment.......................................            (304)                   -
  Purchase of equity securities...........................................            (410)             (15,401)
  Other...................................................................            (989)                   -
                                                                                 ---------            ---------
               Net cash used in investing activities......................         (20,599)             (11,896)

Financing activities:
  Payments on capital lease obligation....................................            (323)                 (88)
  Proceeds from exercise of stock options
       and purchase of employee stock purchase plan shares................          12,179               11,255
  Proceeds from repayment of shareholder notes receivable.................             825                    -
  Payments for repurchase of unvested common stock........................            (242)                   -
                                                                                 ---------            ---------
               Net cash provided by financing activities..................          12,439               11,167
Effect of exchange rate changes on cash and cash equivalents..............          (3,683)                 (32)
                                                                                 ---------            ---------
Net change in cash and cash equivalents...................................         (38,767)              (7,737)
Cash and cash equivalents at beginning of period..........................         435,481              391,278
                                                                                 ---------            ---------
Cash and cash equivalents at end of period................................       $ 396,714            $ 383,541
                                                                                 =========            =========



                            See accompanying notes.

                              VIGNETTE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 2001

NOTE 1 -- General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the "Company" or "Vignette"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended. The results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at December 31, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

NOTE 2 -- Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase. Diluted net loss per share has not been presented, as the effect of the assumed exercise of stock options, warrants, unvested restricted shares and contingently issued shares is antidilutive due to the Company's net loss position.

NOTE 3 -- Comprehensive Loss

The Company's comprehensive loss is composed of net loss, foreign currency translation adjustments and unrealized gains and losses on investments held as available-for-sale investments. The following table presents the calculation of comprehensive loss (in thousands):

                                                         Three Months Ended                        Six Months Ended
                                                              June 30,                                 June 30,
                                                  ---------------------------------       ---------------------------------
                                                       2001                2000                2001                2000
                                                  -------------       -------------       -------------       -------------
Net loss......................................        $(183,372)           $(50,689)          $(413,134)          $(134,206)
Foreign currency translation
   adjustments................................           (1,477)               (511)             (3,274)                 (7)
Unrealized gain (loss) on
   investments................................              900              17,965             (12,776)             17,736
                                                      ---------            --------           ---------           ---------
Total comprehensive loss......................        $(183,949)           $(33,235)          $(429,184)          $(116,477)
                                                      =========            ========           =========           =========

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

Amounts in excess of net assets acquired and amounts allocated to purchased intangible assets are amortized on a straight-line basis over the respective assets' useful lives, not exceeding four years. It is possible that we could experience impairment of goodwill and other intangible assets that could require future charges to expense to reflect such impairment.

The following table presents the purchase price allocation of the Company's acquisitions during fiscal year 2000 (in thousands):

                                                                                      2000
                                                               --------------------------------------------------
                                                               Engine 5, Ltd.   DataSage, Inc.   OnDisplay, Inc.
                                                               --------------   --------------   ----------------
      In-process research and development.................            $    --         $ 43,400         $  103,200
      Acquired technology.................................              1,000            4,000             24,800
      Workforce...........................................                300            3,300             19,100
      Trademark...........................................                 --              800                 --
      Deferred compensation...............................                 --               --             52,865
      Excess of cost over fair value of                                19,831          517,824          1,197,167
      net assets acquired...............................
      Net fair value of tangible assets                                (1,153)          17,272            100,778
        acquired and liabilities assumed..................            -------         --------         ----------
      Purchase price......................................            $19,978         $586,596         $1,497,910
                                                                      =======         ========         ==========
      Acquisition date....................................          Jan. 2000        Feb. 2000          July 2000
      Shares of Company stock issued......................                105            7,746             35,869
      Employee stock options exchanged....................                143            1,712              6,148
                                                                      -------         --------         ----------
         Total shares of Company stock
           issued and exchanged...........................                248            9,458             42,017
                                                                      =======         ========         ==========
      Cash paid by Company................................            $ 4,900         $     --         $       --
                                                                      =======         ========         ==========

As part of the Engine 5, Ltd. acquisition, contingent consideration of 55,290 shares of the Company's common stock and $2.7 million have been issued and paid, respectively, since the acquisition date of January 18, 2000. Remaining contingent consideration of approximately 33,174 shares of the Company's common stock and $1.6 million will be based upon defined future employment requirements met through the first quarter of 2002. The contingent consideration related to the Engine 5, Ltd. acquisition is not included in the total purchase price, above, but is expensed as future employment requirements are satisfied; such amount totaled $637,000 and $1.1 million for the three months ended June 30, 2001 and 2000, respectively, and $1.3 million and $2.2 million for the six months ended June 30, 2001 and 2000, respectively.

NOTE 5 -- Business Restructuring

During the first half of fiscal year 2001, the Company's management approved a restructuring plan to reduce headcount, reduce infrastructure and consolidate operations. For the three months and six months ended June 30, 2001, the Company recorded approximately $41.5 million and $90.7 million in restructuring charges. Components of business restructuring charges and the remaining restructuring accruals as of June 30, 2001 were as follows (in thousands):

                                                                                    Employee
                                            Facility Lease                       Separation and
                                             Commitments     Asset Impairments    Other Costs      Total
                                            --------------   -----------------   --------------   --------

Initial charge...........................          $23,483            $ 15,801         $ 9,838    $ 49,122
Cash activity............................           (2,466)               (783)         (5,717)     (8,966)
Non-cash activity........................                -             (13,507)              -     (13,507)
                                                   -------            --------         -------    --------
     Balance at March 31, 2001...........           21,017               1,511           4,121      26,649
Effect of expanded restructuring plan
  and adjustment to accrual..............           18,526               7,507          15,503      41,536
Cash activity............................           (4,015)                (95)         (8,264)    (12,374)
Non-cash activity........................                -              (8,923)         (2,219)    (11,142)
                                                   -------            --------         -------    --------
     Balance at June 30, 2001............          $35,528            $      -         $ 9,141    $ 44,669
                                                   =======            ========         =======    ========

Facility lease commitments relate to lease obligations for offices the Company has vacated or intends to vacate as a result of the restructuring plan. The Company estimates payment will be substantially complete within 10 years.

Asset impairments recorded pursuant to FASB Statement No. 121 relate to the impairment of certain intangible assets, including: acquired workforce, acquired technology, and prepaid royalties and licenses, as well as the impairment of certain leasehold improvements and office equipment. As a result of the termination of former employees of acquired businesses, acquired workforce was impaired by approximately $4.6 million and $10.8 million during the three months and six months ended June 30, 2001, respectively. The Company's decision to no longer sell or support certain products acquired through business combinations or software arrangements reduced the net realizable value of such products to zero. As such, certain of the Company's acquired technology and prepaid royalties and licenses were impaired by approximately $0 and $6.0 million during the three months and six months ended June 30, 2001, respectively. Certain leasehold improvements and office equipment were impaired as a result of the Company's decision to vacate certain office space, which rendered such assets as nonoperating. An impairment charge of $2.9 million and $6.5 million was recognized during the three months and six months ended June 30, 2001, respectively, in relation to such site consolidation.

Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 550 terminated employees, totaled approximately $15.5 million and $25.3 million during the three months and six months ended June 30, 2001, of which approximately $14.0 million has been paid at June 30, 2001. Employee groups impacted by the restructuring include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions.

Remaining cash expenditures resulting from the restructuring are estimated to be $44.7 million, and relate primarily to facility lease commitments and severance arrangements with separated employees. Excluding facilities lease commitments, the Company estimates costs will be substantially incurred within one year of the restructuring. The Company has substantially implemented its restructuring initiatives in conjunction with the recent restructuring announcements; however, there can be no assurance that the estimated costs of the Company's restructuring efforts will not change.

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

Effective January 1, 2001, the Company changed the intended usage period of certain fixed assets, specifically computer equipment and software. Consequently, the estimated depreciable lives of these fixed assets were changed from 18 months to 36 months. This change in accounting estimate did not have a material impact on the Company's financial condition, net losses or cash flows for the three months and six months ended June 30, 2001.

NOTE 7 -- Capital Structure

In February 2001, the Company issued approximately 2.4 million restricted shares to certain employees who elected to participate in the Company's stock option exchange program, a program designed to provide its employees with a long-term incentive for maximizing stockholder value. As a result of this transaction, deferred compensation has been recorded for the deemed market value of the restricted shares issued as of the grant date in the amount of approximately $14.9 million. Such amount is being amortized to expense over the one-year vesting period, commencing at the date of issue.

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

NOTE 8 -- Financial Instruments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which defers for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, Statement 133 was formally adopted by the Company during the first quarter of 2001. The Company has minimal use of derivatives, except for its strategic investments that are generally in the form of redeemable convertible preferred stock in privately held companies. Application of Statement 133 did not have a material impact on the Company's results of operations or its financial position for the three months and six months ended June 30, 2001.

NOTE 9 -- Legal Matters

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 10 -- Long-Term Investments

The Company periodically analyzes its long-term investments for impairments that could be deemed "other than temporary." In performing this analysis, the Company first considers whether general market conditions which reflect prospects for the economy as a whole, or specific information pertaining to the investment's industry or that individual company indicates that a decline in value that is "other than temporary" has occurred. If so, the Company considers specific circumstances, including the financial condition and near-term prospects of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of the decline in fair value of investments due to the general market downturn and the increasing difficulty of these privately-held investments to obtain additional funding, management analyzed the facts and circumstances regarding the realizability of specific investments and determined that a decline in value that was "other than temporary" had occurred. As a result, the Company recognized $3.6 million and $41.4 million in impairments for the three months and six months ended June 30, 2001, respectively. Such charge is included in the "Other Income and Expense" line item in the accompanying Condensed Consolidated Statements of Operations.

NOTE 11 -- Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. To date, all of the Company's acquisitions have been accounted for under the purchase method of accounting, as such, the Company does not expect the adoption of Statement 141 to have a material impact on its financial statements.

Also in July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets other than goodwill must be amortized over their estimated useful lives. The provisions of Statement 142 will be effective for fiscal years beginning after December 15, 2001. Beginning fiscal year 2002, the Company will adopt Statement 142 and will review its intangible assets and goodwill for impairment pursuant to this Statement. As a result of such review, the Company could experience impairment of goodwill and other intangible assets that could require future charges to expense to reflect such impairment.

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

Overview

Vignette is a leading provider of integrated content management applications used by successful organizations to interact online with their customers, employees and partners.

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

We deliver customer-facing applications that leverage these content, integration and analysis services and enable organizations to captivate their customers, build a competitive difference and maximize their returns and customer value. We are intensely focused on customer success and have served 1,347 end-user customers including market leaders like Daimler-Chrysler, Lands' End, The Wall Street Journal, Motorola, UBS PaineWebber and United Airlines.

We derive our revenue from the sale of software product licenses and from professional consulting, maintenance and support services. Product license revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is reasonably assured. Product license revenue for arrangements to deliver unspecified additional software products in the future is recognized ratably over the term of the arrangement, beginning with the delivery of the first product. Services revenue consists of fees from professional services and from maintenance and telephone support. Professional services include integration of software, application development, training and software installation. We bill professional services fees on a time-and-materials basis. We recognize professional services fees billed on a time-and-materials basis as the services are performed. Our customers typically purchase maintenance agreements annually, and we price maintenance agreements based on a percentage of our current product list price. We price telephone support based on differing levels of support. Customers purchasing maintenance agreements receive unspecified product upgrades and electronic, Web-based technical support, while purchasers of support contracts receive additional telephone support. We recognize revenue from maintenance and support agreements ratably over the term of the agreement, which is typically one year.

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, as well as personnel and other expenses related to providing maintenance and professional services. Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred significant losses since inception and, as of June 30, 2001, we had an accumulated deficit of approximately $1.0 billion. We believe our success depends on further increasing our customer base and on continued growth in the e-business solutions market. Accordingly, we intend to continue to invest in sales, marketing, professional services, research and development and in our operational and financial systems as necessary. Furthermore, we expect to continue to incur operating losses, excluding amortization of intangibles and stock-based compensation and restructuring charges, at least through 2001, and based on our expected operating expenses, we will require increases in revenues before we become profitable.

We had 1,673 full-time employees at June 30, 2001, up from 1,468 at June 30,
2000.

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

Effective January 1, 2001, the Company changed the intended usage period of certain fixed assets, specifically computer equipment and software. Consequently, the estimated depreciable lives of these fixed assets were changed from 18 months to 36 months. This change in accounting estimate did not have a material impact on the Company's financial condition, net losses or cash flows for the three months or six months ended June 30, 2001.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                         June 30,
                                                                  ------------------               ------------------
                                                                   2001         2000                2001         2000
                                                                  -----        -----               -----        -----
Revenue:
  Product license.......................................             53%          55%                 53%          54%
  Services..............................................             47           45                  47           46
                                                                  -----        -----               -----        -----
          Total revenue.................................            100          100                 100          100
Cost of revenue:
  Product license.......................................              1            3                   2            3
  Services..............................................             29           33                  29           34
                                                                  -----        -----               -----        -----
          Total cost of revenue.........................             30           36                  31           37
                                                                  -----        -----               -----
Gross profit............................................             70           64                  69           63
Operating expenses:
  Research and development..............................             20           13                  20           14
  Sales and marketing...................................             58           45                  57           47
  General and administrative............................             10           10                   9            9
  Purchased in-process research and development,
    acquisition-related and other charges...............              1            4                   1           45
  Business restructuring charges........................             50            -                  52            -
  Amortization of deferred stock compensation...........              3            2                   4            2
  Amortization of intangibles...........................            147           63                 145           56
                                                                  -----        -----               -----        -----
          Total operating expenses......................            289          137                 288          173
                                                                  -----        -----               -----        -----
Loss from operations....................................          (219)         (73)               (219)        (110)
Other income (expense), net.............................              1            7                (18)            9
                                                                  -----        -----               -----        -----
Loss before income taxes................................          (218)         (66)               (237)        (101)
Provision for income taxes..............................              1            -                   1            -
                                                                  -----        -----               -----        -----
Net loss................................................          (219)%        (66)%              (238)%       (101)%
                                                                  =====        =====               =====        =====

Revenue

Total revenue increased 8% to $83.6 million in the three months ended June 30, 2001 from $77.1 million in the three months ended June 30, 2000. Total revenue increased 31% to $173.8 million in the six months ended June 30, 2001 from $132.4 million in the six months ended June 30, 2000. This increase was attributable to an increase in our customer base, which grew from 802 customers at the end of the second quarter 2000 to 1,347 customers at the end of the second quarter 2001, an increase in the average size of new customer orders and follow-on orders from existing customers. We cannot be certain that total revenue will grow in future periods or that it will grow at similar rates as in the past.

Product License. Product license revenue increased 6% to $44.5 million in the three months ended June 30, 2001 from $42.2 million in the three months ended June 30, 2000, representing 53% and 55% of total revenue, respectively. Product license revenue increased 30% to $92.5 million in the six months ended June 30, 2001 from $71.3 million in the six months ended June 30, 2000, representing 53% and 54% of total revenue. The increase in product license revenue in absolute dollars was due to increases in the average size of new customer orders, an expanded product suite, increased follow-on orders from existing customers and orders influenced and implemented by third-party integration partners.

Services.   Services revenue increased 12% to $39.1 million in the three months ended June 30, 2001 from $35.0 million in the three months ended June 30, 2000, representing 47% and 45% of total revenue, respectively. Services revenue increased 33% to $81.2 million in the six months ended June 30, 2001 from $61.0 million in the six months ended June 30, 2000, representing 47% and 46% of total revenue, respectively. Services revenue from professional services fees continues to be the primary component of total services revenue, representing 29% of total revenues in the three months ended June 30, 2001 as compared to 36% in the three months ended June 30, 2000 and 31% of total revenues in the six months ended June 30, 2001 as compared to 36% in the six months ended June 30, 2000. The increase in all types of services revenue in absolute dollars was due primarily to an increase in the number of customers and the sale of product licenses, which may include or lead to contracts to perform professional services and training and purchases of software maintenance and technical support service agreements.

We believe that growth in our product license sales depends on our ability to provide our customers with support, training, consulting and implementation services and educating third-party resellers on how to implement our products.

Cost of Revenue

Product License.   Product license costs consist of expenses we incur to
manufacture, package and distribute our products and related documentation and costs of licensing third-party software incorporated into our products. Product license costs decreased to $1.1 million in the three months ended June 30, 2001 from $2.4 million in the three months ended June 30, 2000, representing 3% and 6% of product license revenue, respectively. Product license costs decreased to $2.6 million in the six months ended June 30, 2001 from $3.7 million in the six months ended June 30, 2000, representing 3% and 5% of product license revenue, respectively. The decrease in absolute dollars and as a percentage of product license revenue relates to our consolidation and renegotiation of certain third-party OEM licenses. We expect product license costs to increase in the future in absolute dollar terms due to additional customers licensing our products and the potential acquisition of OEM licenses to third-party technology that we may choose to embed in our product offerings.

Services.   Services costs include salary expense and other related costs for our professional service, maintenance and customer support staffs, as well as third-party contractor expenses. Services costs decreased 8% to $23.8 million in the three months ended June 30, 2001 from $25.7 million in the three months ended June 30, 2000, representing 61% and 74% of services revenue, respectively. Services costs increased 14% to $51.6 million in the six months ended June 30, 2001 from $45.4 million in the six months ended June 30, 2000, representing 63% and 74% of services revenue, respectively. The decrease in absolute dollars for the comparative three-month periods ended June 30, 2001 and 2000 relates primarily to cost savings resulting from our recent restructuring efforts. The increase in absolute dollars for the comparative six-month periods ended June 30, 2001 and 2000 relates to a higher average number of professional services personnel and bad debt charges recognized during the first quarter of 2001, partially offset by cost savings from our recent restructuring efforts. The bad debt charges recognized during the first quarter of 2001 related to unfavorable changes in the macro-economic environment experienced through March 31, 2001. The overall improvement in services gross profit margin for the comparative three months and six months ended June 30, 2001 and 2000, respectively, was driven by the higher mix of maintenance and support revenue, in relation to total services revenue. We expect services costs to increase in the future in absolute dollars to the extent that services revenues increase. We expect services costs as a percentage of services revenue to decrease over time, but may vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

Professional services-related costs decreased 11% to $21.9 million in the three months ended June 30, 2001 from $24.6 million in the three months ended June 30, 2000, representing 90% and 89% of professional services-related revenue, respectively. Excluding bad charges recorded during the first quarter of 2001, professional services-related costs represented 87% of professional services-related revenue for the six months ended June 30, 2001 as compared to 90% for the six months ended June 30, 2000. Maintenance and support-related costs increased 58% to $1.8 million in the three months ended June 30, 2001 from $1.2 million in the three months ended June 30, 2000, representing 13% and 16% of maintenance and support-related revenue, respectively. Maintenance and support-related costs increased 44% to $2.9 million in the six months ended June 30, 2001 from $2.0 million in the six months ended June 30, 2000, representing 10% and 16% of maintenance and support-related revenue, respectively.

Operating Expenses

Research and Development.   Research and development expenses consist primarily
of personnel costs to support product development. Research and development expenses increased 59% to $16.5 million in the three months ended June 30, 2001 from $10.4 million in the three months ended June 30, 2000, representing 20% and 13% of total revenue, respectively. Research and development expenses increased 98% to $35.5 million in the six months ended June 30, 2001 from $17.9 million in the six months ended June 30, 2000, representing 20% and 14% of total revenue, respectively. The increase in absolute dollars was primarily due to our acquisition of OnDisplay, Inc. in July 2000, which resulted in the increase of engineering personnel to support and expand our product offerings. We believe that continued investment in research and development is critical to maintaining a competitive advantage, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods. Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and Marketing.   Sales and marketing expenses consist primarily of
salaries and other related costs for sales, marketing and customer care personnel, sales commissions, travel, public relations, marketing materials and tradeshows. Sales and marketing expenses increased 40% to $48.5 million in the three months ended June 30, 2001 from $34.7 million in the three months ended June 30, 2000, representing 58% and 45% of total revenue, respectively. Sales and marketing expenses increased 60% to $98.7 million in the six months ended June 30, 2001 from $61.7 million in the six months ended June 30, 2000, representing 57% and 47% of total revenue, respectively. Sales and marketing expenses increased in absolute dollars and as a percentage of total revenue for the comparative three months and six months ended June 30, 2001 and 2000, respectively, due to an increase in sales and marketing personnel, including the creation of a customer care organization, the reengineering of our sales management process and increased marketing program expenditures. The increase during the six months ended June 30, 2001 is also due to bad debt charges recognized during the first quarter of 2001. These bad debt charges related to unfavorable changes in the macro-economic environment experienced through March 31, 2001. We expect selling and marketing expenses as a percentage of total revenue to decrease over time. We also anticipate that sales and marketing expenses may fluctuate, as a percentage of total revenue, from period to period as new sales personnel are hired and begin to achieve productivity and achieve commission accelerators, as well as the timing of new product releases.

General and Administrative.   General and administrative expenses consist
primarily of salaries and other related costs for human resources, finance, accounting, information technology and legal employees and certain facilities-related expenses. General and administrative expenses increased 8% to $8.1 million in the three months ended June 30, 2001 from $7.5 million in the three months ended June 30, 2000, representing 10% of total revenue during both comparative periods. General and administrative expenses increased 29% to $16.1 million in the six months ended June 30, 2001 from $12.4 million in the six months ended June 30, 2000, representing 9% of total revenue during both comparative periods. The increase in absolute dollars for these periods was due to increased personnel, information technology and facility expenses necessary to support our expanding operations. We believe general and administrative expenses, as a percentage of total revenue, will decrease slightly in future periods, but may fluctuate from period to period.

Purchased In-Process Research and Development, Acquisition-Related and Other
Charges.   In connection with our acquisitions of DataSage, Inc. ("DataSage") in
February 2000 and Engine 5, Ltd. ("Engine 5") in January 2000, we incurred non-recurring acquisition costs and integration-related charges, which include costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of the DataSage purchase price was allocated to in-process research and development, or IPR&D. The resulting IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative uses existed. These charges totaled $663,000 in the three months ended June 30, 2001 and $3.1 million in the three months ended June 30, 2000, representing 1% and 4% of total revenue, respectively. These charges totaled $1.3 million in the six months ended June 30, 2001 and $59.6 million in the six months ended June 30, 2000, representing 1% and 45% of total revenue, respectively. The acquisition-related charges recorded during the three months and six months ended June 30, 2001 relate primarily to contingent consideration paid upon successful completion of defined future employment requirements.

Business Restructuring Charges   During the first half of fiscal year 2001, we
approved a restructuring plan to reduce headcount, reduce infrastructure and consolidate operations. For the three months and six months ended June 30, 2001, we recorded approximately $41.5 million and $90.7 million in restructuring charges, respectively. Components of business restructuring charges and the remaining restructuring accruals as of June 30, 2001 were as follows (in thousands):

                                                                                                    Employee
                                                  Facility Lease                                 Separation and
                                                    Commitments        Asset Impairments           Other Costs        Total
                                                  --------------       -----------------         --------------      --------

Initial charge...........................                $23,483                $ 15,801                $ 9,838      $ 49,122
Cash activity............................                 (2,466)                   (783)                (5,717)       (8,966)
Non-cash activity........................                      -                 (13,507)                     -       (13,507)
                                                         -------                --------                -------      --------
     Balance at March 31, 2001...........                 21,017                   1,511                  4,121        26,649
Effect of expanded restructuring plan
 and adjustment to accrual...............                 18,526                   7,507                 15,503        41,536
Cash activity............................                 (4,015)                    (95)                (8,264)      (12,374)
Non-cash activity........................                      -                  (8,923)                (2,219)      (11,142)
                                                         -------                --------                -------      --------
     Balance at June 30, 2001............                $35,528                $      -                $ 9,141      $ 44,669
                                                         =======                ========                =======      ========

Facility lease commitments relate to lease obligations for offices we have vacated or intend to vacate as a result of the restructuring plan. We estimate payment will be substantially complete within 10 years.

Asset impairments recorded pursuant to FASB Statement No. 121 relate to the impairment of certain intangible assets, including: acquired workforce, acquired technology, and prepaid royalties and licenses, as well as the impairment of certain leasehold improvements and office equipment. As a result of the termination of former employees of acquired businesses, acquired workforce was impaired by approximately $4.6 million and $10.8 million during the three months and six months ended June 30, 2001, respectively. Our decision to no longer sell or support certain products acquired through business combinations or software arrangements reduced the net realizable value of such products to zero. As such, certain of our acquired technology and prepaid royalties and licenses was impaired by approximately $0 and $6.0 million during the three months and six months ended June 30, 2001, respectively. Certain leasehold improvements and office equipment were impaired as a result of our decision to vacate certain office space, which rendered such assets as nonoperating. An impairment charge of $2.9 million and $6.5 million was recognized during the three months and six months ended June 30, 2001, respectively, in relation to such site consolidation.

Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 550 terminated employees, totaled approximately $15.5 million and $25.3 million during the three months and six months ended June 30, 2001, of which approximately $14.0 million has been paid at June 30, 2001. Employee groups impacted by the restructuring include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions.

Remaining cash expenditures resulting from the restructuring are estimated to be $44.7 million, and relate primarily to facility lease commitments and severance arrangements with separated employees. Excluding facilities lease commitments, we estimate costs will be substantially incurred within one year of the restructuring. We have substantially implemented our restructuring initiatives in conjunction with the recent restructuring announcements; however, there can be no assurance that the estimated costs of our restructuring efforts will not change.

Amortization of Deferred Stock Compensation.   For the stock options we award to
employees from our stock option plans, we have recorded deferred compensation for the difference between the exercise price of certain stock option grants and the deemed market value of our common stock at the time of such grants. For the stock options we assumed in connection with our acquisition of OnDisplay, Inc. ("OnDisplay") in July 2000, we have recorded deferred compensation for the difference between the exercise price of the unvested stock options and the deemed fair value of our common stock at the acquisition date. For the restricted shares we issued in February 2001 as part of our stock option exchange program, we have recorded deferred compensation for the deemed market value on the issue date.

We are amortizing the deferred compensation amount over the vesting periods of the applicable options and restricted share grants, resulting in amortization expense of $2.7 million and $1.3 million for the three months ended June 30, 2001 and 2000, respectively, and $6.8 million and $3.0 million for the six months ended June 30, 2001 and 2000, respectively.

Amortization of Intangibles.   Intangible amortization expense was $124.1
million and $48.5 million for the three months ended June 30, 2001 and 2000, respectively, and $251.0 million and $74.6 million for the six months ended June 30, 2001 and 2000. Amortization of intangible assets relates to all of the intangible assets obtained in our acquisitions of Diffusion, Inc., Engine 5, Ltd., DataSage, Inc. and OnDisplay, Inc.

We adjusted the carrying amount of certain intangible assets due to our recent restructuring efforts, resulting in restructuring charges totaling $4.6 million and $13.9 million during the three months and six months ended June 30, 2001. It is possible that we could experience impairment of goodwill and other intangible assets that could require future charges to expense to reflect such impairment.

Other Income and Expense, Net

Other income and expense, net consists primarily of interest income and expense, as well as recognized investment gains and losses. Other income, net was $848,000 in the three months ended June 30, 2001, as compared to other income, net of $5.8 million in the three months ended June 30, 2000. Other expense, net was a $31.7 million in the six months ended June 30, 2001, as compared to other income, net of $11.9 million in the six months ended June 30, 2000. The significant decrease in other income and expense, net during 2001 resulted primarily from an impairment charge for certain long-term investments, principally redeemable convertible preferred stock in privately held companies, that were determined to have experienced a decline in value that was not temporary. This impairment charge was $3.6 million and $41.4 million for the three months and six months ended June 30, 2001. Excluding such investment impairment charge, other income and expense, net was $4.5 million income and $5.8 million income in the three months ended June 30, 2001 and 2000, respectively, and $9.7 million income and $11.9 million income in the six months ended June 30, 2001 and 2000, respectively. Excluding such impairment charge, the net decrease in other income relates to the general decline in investment yields on our cash, cash equivalents and short-term investments.

Provision for Income Taxes

The Company has incurred income tax expense of approximately $878,000 and $0 during the three months ended June 30, 2001 and 2000, respectively, and approximately $1.1 million and $0 during the six months ended June 30, 2001 and 2000, respectively. The income tax expense consists primarily of foreign withholding taxes on income generated in foreign tax jurisdictions.

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

Liquidity and Capital Resources

Net cash used in operating activities was $26.9 million for the six months ended June 30, 2001, as compared to net cash used in operating activities of $7.0 million for the six months ended June 30, 2000. The increase in operating cash outflows was due primarily to cash payments resulting from our recent restructuring efforts.

Net cash used in investing activities was $20.6 million for the six months ended June 30, 2001, as compared to net cash used in investing activities of $28.9 million (excluding the cash acquired in our purchase of businesses) for the six months ended June 30, 2000. The decrease in investing cash outflows was due primarily to the timing of investment purchases and maturities. We expect that our future investing activities will generally consist of capital expenditures to support our future needs.

Net cash provided by financing activities was $12.4 million for the six months ended June 30, 2001, an increase of $1.2 million from net cash provided by financing activities for the same period ended June 30, 2000. Our financing activities during both periods resulted primarily in proceeds received from the exercise of employee stock options and purchase of employee stock purchase plan shares.

Our long-term investments, consisting primarily of redeemable convertible preferred stock in privately held technology companies, totaled $31.0 million and $84.3 million at June 30, 2001 and December 31, 2000. We classify these investments as available-for-sale and have recorded a cumulative net unrealized loss of $524,000 and a cumulative net unrealized gain of $12.1 million at June 30, 2001 and December 31, 2000, respectively. The future value of these investments may be affected by a number of factors including general economic conditions and the ability of the companies to secure additional funding and execute on their respective business plans. During the first half of 2001, we determined that certain of these investments had experienced a decline in value that was not temporary, resulting in a recognized investment loss of $41.4 million. We anticipate that we will continue to invest in companies strategic to our business; however, we do not expect the impact of this activity to be material to our liquidity position.

In addition to our strategic investments, $14.3 million and $14.0 million of our cash was pledged as collateral for certain lease obligations at June 30, 2001 and December 31, 2000, respectively. There are certain time restrictions placed on these instruments that we are obligated to meet in order to liquidate the principal of these investments and therefore, we have presented such restricted cash as a component of long-term investments.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which deferred for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, we formally adopted the Statement during the first quarter of 2001. We have minimal use of derivatives, except for our strategic investments that are generally in the form of redeemable convertible stock in privately held companies and equity instruments we own in privately held companies. The adoption of Statement 133 did not have a material impact on our results of operations or our financial position for the three months and six months ended June 30, 2001.

In July 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. To date, all of our acquisitions have been accounted for under the purchase method of accounting, as such, we do not expect the adoption of Statement 141 to have a material impact on our financial statements.

Also in July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets other than goodwill must be amortized over their estimated useful lives. The provisions of Statement 142 will be effective for fiscal years beginning after December 15, 2001. Beginning fiscal year 2002, we will adopt Statement 142 and will review our intangible assets and goodwill for impairment pursuant to this Statement. As a result of such review, we could experience impairment of goodwill and other intangible assets that could require future charges to expense to reflect such impairment.

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

Risks Related to Our Business

We Expect to Incur Future Losses

  We have not achieved profitability and we expect to incur net operating losses, excluding amortization of intangibles and stock-based compensation and restructuring charges, at least through 2001. To date, we have primarily funded our operations from the sale of equity securities. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in many recent quarters, we cannot be certain that we can sustain these growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

  We believe that our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on customer calendar year budgeting cycles, slow summer purchasing patterns in Europe and our compensation policies that tend to compensate sales personnel, typically in the latter half of the year, for achieving annual quotas. Another example is the recent uncertainty surrounding the overall information technology spending environment and customer hesitancy to make large capital expenditures.

If We Experienced a Product Liability Claim We Could Incur Substantial Litigation Costs

  Since our customers use our products for mission critical applications such as Internet commerce, errors, defects or other performance problems could result in financial or other damages to our customers. They could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results and financial condition. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. To date, we have not experienced any product liability claims or litigation that we feel is material to our business. However, such claims if brought against us, even if not successful, would likely be time consuming and costly.

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

In Order to Increase Market Awareness of Our Products and Generate Increased Revenue We Need to Expand Our Sales and Distribution Capabilities

  We must expand our direct and indirect sales operations to increase market awareness of our products and generate increased revenue. We cannot be certain that we will be successful in these efforts. We have recently expanded our direct sales force and plan to hire additional sales personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires will require training and take time to achieve full productivity. We cannot be certain that our recent hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We also plan to expand our relationships with value-added resellers, systems integrators and other third-party resellers to build an indirect sales channel. In addition, we will need to manage potential conflicts between our direct sales force and third-party reselling efforts.

Failure to Maintain the Support of Third-Party E-Business Consultants May Limit Our Ability to Penetrate Our Markets

  A significant portion of our sales are influenced by the recommendations of our products made by systems integrators, consulting firms and other third parties that help develop and deploy e-business applications for our customers. Losing the support of these third parties may limit our ability to penetrate our markets. These third parties are under no obligation to recommend or support our products. These companies could recommend or give higher priority to the products of other companies or to their own products. A significant shift by these companies toward favoring competing products could negatively affect our license and service revenue.

Our Lengthy Sales Cycle and Product Implementation Makes It Difficult to Predict Our Quarterly Results

  We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of e-business applications. Our long sales cycle makes it difficult to predict the quarter in which sales may fall. In addition, since we recognize the majority of our revenue from product sales upon implementation of our product, the timing of product implementation could cause significant variability in our license revenues and operating results for any particular period. The implementation of our products requires a significant commitment of resources by our customers, third-party professional services organizations or our professional services organization, which makes it difficult to predict the quarter when implementation will be completed.

We May Be Unable to Adequately Sustain a Profitable Professional Services Organization, Which Could Affect Both Our Operating Results and Our Ability to Assist Our Customers with the Implementation of Our Products

  We cannot be certain that we can attract or retain a sufficient number of the highly qualified services personnel that our business needs. Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation of their Web solutions. We believe that growth in our product sales depends on our ability to provide our customers with these services and to educate third-party resellers on how to use our products. As a result, we plan to increase the number of service personnel to meet these needs. New services personnel will require training and education and take time to reach full productivity. To meet our needs for services personnel, we may also need to use more costly third-party consultants to supplement our own professional services organization. We expect our services revenue to increase in absolute dollars as we continue to provide consulting and training services that complement our products and as our installed base of customers grows. During recent quarters, our professional services organization achieved profitability; however, prior to 2000, services costs related to professional services had exceeded, or had been substantially equal to, professional services-related revenue. Although we expect that our professional services-related revenue will continue to exceed professional services-related costs in future periods, we cannot be certain that this will occur. We generally bill our customers for our services on a time and materials basis. However, from time to time we enter into fixed-price contracts for services. On occasion, the costs of providing the services have exceeded our fees from these contracts and, from time to time, we may misprice future contracts to our detriment. In addition, competition for qualified services personnel with the appropriate Internet specific knowledge is intense. There are a limited number of people who have acquired the skills needed to provide the services that our customers demand.

We May Be Unable to Attract Necessary Third-Party Service Providers, Which Could Affect Our Ability to Provide Support, Consulting and Implementation Services for Our Products

  There may be a shortage of third-party service providers to assist our customers with the implementation of our products. We do not believe our professional services organization will be able to fulfill the expected demand for support, consulting and implementation services for our products. We are actively attempting to supplement the capabilities of our services organization by attracting and educating third-party service providers and consultants to also provide these services. We may not be successful in attracting these third-party providers or maintaining the interest of current third- party providers. In addition, these third parties may not devote enough resources to these activities. A shortfall in service capabilities may affect our ability to sell our software.

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

  We recorded 36% of our total revenue for the quarter ended June 30, 2001 through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

If We are Unable to Meet the Rapid Changes in E-Business Applications Technology, Our Existing Products Could Become Obsolete

  The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands, changes in packaging and combination of existing products and evolving industry standards. We cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. New products based on new technologies, new industry standards or new combinations of existing products as bundled products can render existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our customers. Internet commerce technology, particularly e-business applications technology, is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could have a material adverse effect on our business, operating results and financial condition.

We Face Intense Competition for E-Business Applications Software, Which Could Make it Difficult to Acquire and Retain Customers Now and in the Future

  The Internet software market is intensely competitive. Our customers' requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future.

  Our principal competitors include: in-house development efforts by potential customers or partners; other vendors of software that directly address elements of e-business applications; and developers of software that address only certain technology components of e-business applications (e.g., content management).

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

  Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our software. We cannot be certain that we will be able to compete successfully with existing or new competitors. If we fail to compete successfully against current or future competitors, our business, operating results and financial condition would be materially adversely affected.

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

Our Performance Will Depend on the New Market for E-Business Applications
Software

  The market for e-business applications software is new and rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products and services. Accordingly, we cannot be certain that a viable market for our products will emerge or be sustainable. Enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, individuals have established patterns of purchasing goods and services. They may be reluctant to alter those patterns. They may also resist providing the personal data necessary to support our existing and potential product uses. Any of these factors could inhibit the growth of online business generally and the market's acceptance of our products and services in particular.

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

Risks Related to the Securities Markets

Our Stock Price May Be Volatile

  The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

     .  Variations in quarterly operating results;
     .  Changes in financial estimates by securities analysts;
     .  Changes in market valuations of Internet software companies;
     . Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
     . Loss of a major customer or failure to complete significant license transactions;
     .  Additions or departures of key personnel;
     . Sales of common stock in the future; and . Fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies.

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

  At June 30, 2001, our cash and cash equivalents consisted primarily of commercial paper and corporate notes held by large institutions in the U.S., and our short-term investments were invested in commercial paper and corporate notes held by large institutions in the U.S. maturing in less than 90 days.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's stockholders was held on May 11, 2001. At that meeting, two proposals were submitted to a vote of the Company's stockholders. Proposal 1 was a proposal to elect one Class II director (with Robert E. Davoli being a nominee) to serve until the 2004 Annual Meeting of Stockholders. Proposal 2 was a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001.

                                                                       Number of Votes
                                                    -------------------------------------------------------
                                                                                     Abstain/       Broker
                        Proposal                       For             Against       Withhold      Non-Vote
                                                    -------------------------------------------------------
  Proposal 1 - Election of director:
     Robert E. Davoli                               217,041,171              -        748,093             -
  Proposal 2 - Ratification of Ernst & Young LLP
     appointment                                    217,177,576        460,917        150,771             -

Consequently, all proposals were passed by the stockholders.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as a part of this Report:


Exhibit
-------
Number                                 Description
------    ----------------------------------------------------------------------

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


                                          VIGNETTE CORPORATION

Date: August 14, 2001                     By: /s/ Joel G. Katz
                                          --------------------------------------
                                          Joel G. Katz
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                           Financial Officer)