Form 10-Q
period 2001-09-30
VIGNETTE CORP
filed 2001-11-14
CIK 1042185

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    ---------
                                 (512) 741-4300
              (Registrant's telephone number, including area code)
                                    ---------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

      (1) Yes |X| No |_|

      (2) Yes |X| No |_|

      As of October 31, 2001, there were 245,751,659 shares of the Registrant's common stock outstanding.


================================================================================

                              VIGNETTE CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I.  Financial Information

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2001 and
             December 31, 2000.............................................    2

          Condensed Consolidated Statements of Operations for the three
             months and nine months ended September 30, 2001 and 2000......    3

          Condensed Consolidated Statements of Cash Flows for the nine
             months ended September 30, 2001 and 2000......................    4

          Notes to Condensed Consolidated Financial Statements.............    5

  Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................   11

  Item 3. Quantitative and Qualitative Disclosures about Market Risk.......   31

Part II.  Other Information

  Item 1. Legal Proceedings................................................   32

  Item 6. Exhibits and Reports on Form 8-K.................................   32

SIGNATURES.................................................................   34

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                              VIGNETTE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  in thousands

                                                         September 30,  December 31,
                                ASSETS                        2001          2000
                                                         -------------  ------------
                                                          (Unaudited)
Current assets:
  Cash and cash equivalents ...........................   $  393,248     $  435,481
  Marketable securities and short-term investments ....        8,612         12,352
  Accounts receivable, net ............................       51,826         99,485
  Prepaid expenses and other current assets............        6,401          8,172
                                                          ----------     ----------
          Total current assets ........................      460,087        555,490
Property and equipment, net ...........................       52,496         57,463
Investments ...........................................       22,584         84,295
Intangibles, net ......................................    1,096,726      1,489,040
Other assets ..........................................        2,280          4,666
                                                          ----------     ----------
          Total assets ................................   $1,634,173     $2,190,954
                                                          ==========     ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ...............   $   79,805     $   90,293
  Deferred revenue ....................................       55,123         65,591
  Current portion of capital lease obligation .........          771            751
  Other current liabilities ...........................        3,581          9,024
                                                          ----------     ----------
          Total current liabilities ...................      139,280        165,659
Long-term liabilities, less current portion ...........       21,181            782
                                                          ----------     ----------
          Total liabilities ...........................      160,461        166,441
Stockholders' equity ..................................    1,473,712      2,024,513
                                                          ----------     ----------
          Total liabilities and stockholders' equity ..   $1,634,173     $2,190,954
                                                          ==========     ==========

                             See accompanying notes.

                              VIGNETTE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       in thousands, except per share data

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                       ----------------------    ----------------------
                                                          2001         2000         2001         2000
                                                       ---------    ---------    ---------    ---------
Revenue:
  Product license ..................................   $  40,276    $  66,194    $ 132,809    $ 137,515
  Services .........................................      30,220       44,193      111,437      105,232
                                                       ---------    ---------    ---------    ---------
          Total revenue ............................      70,496      110,387      244,246      242,747
Cost of revenue:
  Product license ..................................       1,639        2,365        4,251        6,098
  Services .........................................      17,505       33,249       69,057       78,662
                                                       ---------    ---------    ---------    ---------
          Total cost of revenue ....................      19,144       35,614       73,308       84,760
                                                       ---------    ---------    ---------    ---------
Gross profit .......................................      51,352       74,773      170,938      157,987
Operating expenses:
  Research and development .........................      15,570       17,734       51,021       35,654
  Sales and marketing ..............................      44,383       53,091      143,075      114,824
  General and administrative .......................       6,932       13,097       23,004       25,520
  Purchased in-process research and development,
    acquisition-related and other charges ..........         578      107,279        1,919      166,889
  Business restructuring charges ...................          --           --       90,658           --
  Amortization of deferred stock compensation ......       1,731       22,366        8,533       25,367
  Amortization of intangibles ......................     125,530      126,826      376,504      201,410
                                                       ---------    ---------    ---------    ---------
          Total operating expenses .................     194,724      340,393      694,714      569,664
                                                       ---------    ---------    ---------    ---------
Loss from operations ...............................    (143,372)    (265,620)    (523,776)    (411,677)
Other income (expense), net ........................      (4,248)       6,741      (35,900)      18,592
                                                       ---------    ---------    ---------    ---------
Loss before provision for income taxes .............    (147,620)    (258,879)    (559,676)    (393,085)
Provision for income taxes .........................         297          440        1,375          440
                                                       ---------    ---------    ---------    ---------
Net loss ...........................................   $(147,917)   $(259,319)   $(561,051)   $(393,525)
                                                       =========    =========    =========    =========
Basic net loss per common share ....................   $   (0.61)   $   (1.15)   $   (2.33)   $   (2.00)
                                                       =========    =========    =========    =========
Shares used in computing basic net loss per
  common share .....................................     243,930      225,324      240,895      197,186

                             See accompanying notes.

                              VIGNETTE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  in thousands

                                                                            Nine Months Ended
                                                                              September 30,
                                                                         ----------------------
                                                                            2001         2000
                                                                         ---------    ---------
Operating activities:
  Net loss ...........................................................   $(561,051)   $(393,525)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation ..................................................      15,936        7,802
       Noncash compensation expense ..................................       8,533       25,367
       Amortization of intangible assets .............................     377,033      201,410
       Purchased in-process research and development,
         acquisition-related and other charges (noncash) .............         207      161,627
       Noncash restructuring expense .................................      24,649           --
       Noncash investment impairments ................................      49,063           --
       Other noncash items ...........................................         167          477
      Changes in operating assets and liabilities, net of effects from purchases of businesses:
         Accounts receivable, net ....................................      45,623      (47,424)
         Prepaid expenses and other assets ...........................       2,782      (13,452)
         Accounts payable and accrued expenses .......................      14,979       27,758
         Deferred revenue ............................................      (8,602)      34,885
         Other liabilities ...........................................      (5,442)       5,664
                                                                         ---------    ---------
         Net cash (used in) provided by operating activities .........     (36,123)      10,589

Investing activities:
  Purchase of property and equipment .................................     (17,521)     (31,599)
  Cash acquired in purchases of businesses, net of
      transaction costs ..............................................          --      123,356
  Maturity (purchase) of short-term investments, net .................       3,740       (1,388)
  Maturity (purchase) of restricted investments ......................       1,018       (4,764)
  Purchase of equity securities ......................................        (555)     (26,810)
  Other ..............................................................        (743)          --
                                                                         ---------    ---------
         Net cash (used in) provided by investing activities .........     (14,061)      58,795

Financing activities:
  Payments on capital lease obligations ..............................        (632)      (1,048)
  Proceeds from exercise of stock options and purchase
      of employee stock purchase plan shares .........................      15,816       27,644
  Proceeds from repayment of shareholder notes
       receivable ....................................................         825          650
  Payments for unvested common stock .................................        (254)         (29)
  Purchase of Company common stock ...................................      (5,450)          --
                                                                         ---------    ---------
          Net cash provided by financing activities ..................      10,305       27,217

Effect of exchange rate changes on cash and
     cash equivalents ................................................      (2,354)        (923)
                                                                         ---------    ---------
Net change in cash and cash equivalents ..............................     (42,233)      95,678
Cash and cash equivalents at beginning of period .....................     435,481      391,278
                                                                         ---------    ---------
Cash and cash equivalents at end of period ...........................   $ 393,248    $ 486,956
                                                                         =========    =========

                             See accompanying notes.

                              VIGNETTE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2001

NOTE 1 -- General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the "Company" or "Vignette"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended. The results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

NOTE 3 -- Comprehensive Loss

The Company's comprehensive loss is composed of net loss, foreign currency translation adjustments and unrealized gains and losses on investments held as available-for-sale investments. The following table presents the calculation of comprehensive loss (in thousands):

                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                   ----------------------    ----------------------
                                      2001         2000         2001         2000
                                   ---------    ---------    ---------    ---------
Net loss .......................   $(147,917)   $(259,319)   $(561,051)   $(393,525)
Foreign currency translation
   adjustments .................       1,719         (859)      (1,555)        (866)
Unrealized gain (loss) on
   investments .................         518       (5,060)     (12,258)      12,676
                                   ---------    ---------    ---------    ---------
Total comprehensive loss .......   $(145,680)   $(265,238)   $(574,864)   $(381,715)
                                   =========    =========    =========    =========

NOTE 4 -- Business Combinations

During the fiscal year ended December 31, 2000, the Company acquired a series of complementary businesses. In connection with these acquisitions, the Company acquired all outstanding stock and assumed all outstanding stock options of the acquirees. All acquisitions were accounted for as purchase business combinations. Accordingly, the results of operations of the acquired companies have been included with those of the Company for periods subsequent to the respective dates of acquisition.

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

Amounts in excess of net assets acquired and amounts allocated to purchased intangible assets are amortized on a straight-line basis over the respective assets' useful lives, not exceeding four years. It is possible that the Company could experience impairment of goodwill and other intangible assets that could require future charges to expense to reflect such impairment.

The following table presents the purchase price allocation of the Company's acquisitions during fiscal year 2000 (in thousands):

                                      Engine 5,   DataSage,   OnDisplay,
                                        Ltd.        Inc.         Inc.
                                      --------    --------   ----------

In-process research and
  development .....................   $     --    $ 43,400   $  103,200
Acquired technology ...............      1,000       4,000       24,800
Workforce .........................        300       3,300       19,100
Trademark .........................         --         800           --
Deferred compensation .............         --          --       52,865
Excess of cost over fair value of
  net assets acquired .............     20,071     517,696    1,203,622
Net fair value of tangible assets
  acquired and liabilities
  assumed .........................     (1,393)     17,400       94,323
                                      --------    --------   ----------
Purchase price ....................   $ 19,978    $586,596   $1,497,910
                                      ========    ========   ==========

Acquisition date ..................  Jan. 2000   Feb. 2000    July 2000

Shares of Company stock issued ....        105       7,746       35,869
Employee stock options exchanged ..        143       1,712        6,148
                                      --------    --------   ----------
   Total shares of Company stock
     issued and exchanged .........        248       9,458       42,017
                                      ========    ========   ==========
Cash paid by Company ..............   $  4,900    $     --   $       --
                                      ========    ========   ==========

As part of the Engine 5, Ltd. ("Engine 5") acquisition, contingent consideration of approximately 66,000 shares of the Company's common stock and $3.2 million have been issued and paid, respectively, since the acquisition date of January 18, 2000. The contingent consideration related to the Engine 5 acquisition is not included in the total purchase price, above, but is expensed as future employment requirements are satisfied; such amount totaled $578,000 and $870,000 for the three months ended September 30, 2001 and 2000, respectively, and $1.8 million and $3.1 million for the nine months ended September 30, 2001 and 2000, respectively.

NOTE 5 -- Business Restructuring

During the first half of fiscal year 2001, the Company's management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. For the three months and nine months ended September 30, 2001, the Company recorded $0 and $90.7 million in restructuring charges, respectively. Components of business restructuring charges and the remaining restructuring accruals as of September 30, 2001 are as follows (in thousands):

                                                                           Employee
                                                                          Separation
                                        Facility Lease       Asset         and Other
                                          Commitments     Impairments        Costs           Total
                                        --------------   ------------    ------------    ------------
Initial charge .......................   $     23,483    $     15,801    $      9,838    $     49,122
Cash activity ........................         (2,466)           (783)         (5,717)         (8,966)
Non-cash activity ....................             --         (13,507)             --         (13,507)
                                         ------------    ------------    ------------    ------------
     Balance at March 31, 2001 .......         21,017           1,511           4,121          26,649

Effect of expanded restructuring
   plan and adjustment to accrual ....         18,526           7,507          15,503          41,536
Cash activity ........................         (4,015)            (95)         (8,264)        (12,374)
Non-cash activity ....................             --          (8,923)         (2,219)        (11,142)
                                         ------------    ------------    ------------    ------------
     Balance at June 30, 2001 ........         35,528              --           9,141          44,669

Adjustment to accrual ................           (292)             --             486             194
Cash activity ........................         (2,711)             --          (2,851)         (5,562)
                                         ------------    ------------    ------------    ------------
     Balance at September 30, 2001 ...   $     32,525    $         --    $      6,776    $     39,301
                                         ============    ============    ============    ============

Facility lease commitments relate to lease obligations for offices the Company has vacated or intends to vacate as a result of the restructuring plan. The maximum lease commitment of such vacated properties is 10 years.

Asset impairments recorded pursuant to Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement 121"), relate to the impairment of certain intangible assets, including: acquired workforce, acquired technology, and prepaid royalties and licenses, as well as the impairment of certain leasehold improvements and office equipment. As a result of the termination of former employees of acquired businesses, acquired workforce was impaired by $0 and $10.8 million during the three months and nine months ended September 30, 2001, respectively. The Company's decision to no longer sell or support certain products acquired through business combinations or software arrangements reduced the net realizable value of such products to zero. As such, certain of the Company's acquired technology and prepaid royalties and licenses were impaired by $0 and $6.0 million during the three months and nine months ended September 30, 2001, respectively. Certain leasehold improvements and office equipment were impaired as a result of the Company's decision to vacate certain office space. An impairment charge of $0 and $6.5 million was recognized during the three months and nine months ended September 30, 2001, respectively.

Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 550 terminated employees, totaled $0 and $25.3 million during the three months and nine months ended September 30, 2001, respectively, of which approximately $17.0 million has been paid at September 30, 2001. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions.

At September 30, 2001, remaining cash expenditures resulting from the restructuring are estimated to be $39.3 million, and relate primarily to facility lease commitments. Excluding facilities lease commitments, the Company estimates costs will be substantially incurred within one year of the restructuring. The Company has substantially implemented its restructuring efforts initiated in conjunction with the restructuring announcements made during the nine months ended September 30, 2001; however, there can be no assurance that the estimated costs of the Company's restructuring efforts will not change.

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

Effective January 1, 2001, the Company changed the intended usage period of certain fixed assets, specifically computer equipment and software. Consequently, the estimated depreciable lives of these fixed assets were changed from 18 months to 36 months. This change in accounting estimate did not have a material impact on the Company's financial condition, net losses or cash flows for the three months and nine months ended September 30, 2001.

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

Also under the same option exchange program, the Company canceled approximately
19.2 million stock options previously granted to those employees who voluntarily participated in the program in exchange for approximately 7.7 million new options which were granted on August 20, 2001. The exercise price of these new options is equal to the fair market value of the Company's common stock on the grant date. The program is not expected to result in any additional compensation charges or variable plan accounting.

In September 2001, the Board of Directors approved a stock repurchase program whereby the Company could repurchase up to $50.0 million of its common stock. Any share repurchases under the program may be made over a period of up to six months and may be made in the open market, through block trades or otherwise. Any repurchased shares could be used for general corporate purposes, including issuance under the Company's employee stock plans. As of September 30, 2001, the Company had repurchased 1.4 million shares of common stock for an aggregate cost of $5.5 million. All such repurchases were conducted through open market transactions.

NOTE 8 -- Financial Instruments

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which defers for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, Statement 133 was formally adopted by the Company during the first quarter of 2001. The Company has minimal use of derivatives. Application of Statement 133 did not have a material impact on the Company's results of operations or its financial position for the three months and nine months ended September 30, 2001.

NOTE 9 -- Long-Term Investments

The Company periodically analyzes its long-term investments for impairments that could be deemed "other than temporary." In performing this analysis, the Company first considers whether general market conditions which reflect prospects for the economy as a whole, or specific information pertaining to the investment's industry or that individual company indicates that an "other than temporary" decline in value has occurred. If so, the Company considers specific circumstances, including the financial condition and near-term prospects of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

As a result of the decline in fair value of investments due to the general market downturn and the increasing difficulty of these privately-held investee companies to obtain additional funding, management analyzed the facts and circumstances regarding the realizability of specific investments and determined that an "other than temporary" decline in value had occurred. As a result, the Company recognized $7.7 million and $49.1 million in impairment charges for the three months and nine months ended September 30, 2001, respectively. Such charge is included in the "Other Income and Expense" line item in the accompanying Condensed Consolidated Statements of Operations. There were no such charges during the three and nine months ended September 30, 2000.

NOTE 10 -- Legal Matters

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company's initial public offering of Vignette stock in February 1999 and the Company's secondary public offering of Vignette stock in December 1999 - Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Pipper Jaffray, Inc. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company's initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in "tie-in arrangements" whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company's initial public offering and the prospectus and registration statement for the Company's secondary public offering. The Company believes that it has meritorious defenses to these allegations and intends to vigorously defend itself.

The Company is also subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 11 -- Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. To date, all of the Company's acquisitions have been accounted for under the purchase method of accounting. The Company does not expect the adoption of Statement 141 will have a significant impact on its financial statements.

Also in July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets other than goodwill must be amortized over their estimated useful lives. The provisions of Statement 142 will be effective for fiscal years beginning after December 15, 2001. Beginning fiscal year 2002, the Company will adopt Statement 142 and will review its intangible assets and goodwill for impairment pursuant to this Statement. Upon adoption on January 1, 2002, the Company will no longer amortize goodwill or acquired workforce, thereby eliminating annual amortization of approximately $479.8 million, based on anticipated amortization for 2002. Additionally, the Company could experience impairment of goodwill and other intangible assets that could require future charges to reflect such impairment.

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The provisions of Statement 143 will be effective for the Company's fiscal year beginning January 1, 2003. The Company does not expect the adoption of Statement 143 will have a significant impact on its financial statements.

Also in August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 supersedes Statement 121 and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The provisions of Statement 144 will be effective for the Company's fiscal year beginning January 1, 2002. The Company does not expect that the adoption of Statement 144 will have a significant impact on its financial statements.

NOTE 12 -- Subsequent Events

In October 2001, the Company announced further plans to reduce costs, including an additional workforce reduction of approximately 20% and consolidation of certain Company facilities. These restructuring activities are in response to the sustained downturn in the global economy experienced during the first nine months of 2001. The Company expects to record a restructuring charge of approximately $25.0 million to $30.0 million during the fourth quarter of 2001. Excluding facilities lease commitments, we expect these costs to be substantially incurred within one year of the restructuring.

On October 26, 2001, a class action lawsuit was filed against the Company, certain of its current and former officers and directors and four underwriters involved in the Company's initial and secondary public offerings. Please refer to Note 10 -- Legal Matters for additional information.

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

Overview

Vignette Corporation and its wholly-owned subsidiaries (collectively, "Vignette," "the Company," "we" or "us") is a leading provider of integrated content management applications used by organizations to interact online with their customers, employees and partners. By combining content management with integration and analysis applications, Vignette enables organizations to deliver personalized information wherever it is needed, integrate online and enterprise systems and provide real-time analysis of the customer experience.

The family of Vignette products are focused around three core capabilities that meet the needs of today's e-business organizations.

      Content Management - the ability to manage and deliver content to every electronic touch-point.

      Content Integration - the ability to integrate a variety of e-business applications within and across enterprises.

      Content Analysis - the ability to provide actionable insight into the customer's relationship to a business.

We deliver customer-facing applications that leverage these content, integration and analysis services and enable organizations to captivate their customers, build a competitive difference and maximize their returns and customer value. We are focused on customer success and serve over 1,300 end-user customers.

Our products are supported by our services organization, which offers a broad range of services, including strategic planning, project management, account management, general implementation services, technical support and an extensive array of training offerings.

Our growth is facilitated by a community of skilled partners specifically selected to support our customers and to ensure their success. This "Vignette Economy" includes a number of partnerships with leading system integrators like Accenture, Computer Sciences Corporation, Concero, IBM Global Services, Inforte, KPMG and PricewaterhouseCoopers. It also includes strategic alliances with technology leaders like BEA Systems, Dell Computer Corp., IBM, Microsoft, Oracle and Sun Microsystems.

We are headquartered in Austin, Texas, and operate satellite offices in other U.S. cities. In addition, we have offices throughout Latin America, Europe, Asia and Australia. We had 1,640 full-time employees at September 30, 2001. Headcount decreased from 2,151 at September 30, 2000 due to the restructuring efforts we implemented during the first nine months of 2001. In October 2001, we announced an additional workforce reduction of approximately 20%.

Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred significant losses since inception and, as of September 30, 2001, we had an accumulated deficit of approximately $1.2 billion. We believe our success depends on further increasing our customer base and on continued growth in the e-business solutions market. Accordingly, we intend to continue to invest in sales, marketing, professional services, research and development and in our operational and financial systems as necessary. Furthermore, we expect to continue to incur operating losses, excluding amortization of intangibles and stock-based compensation and restructuring charges, and based on our expected operating expenses, we will require increases in revenues before we become profitable.

Recent Events

V6 Introduction In September 2001, we launched and shipped the Vignette V6 product family, the newest release of our flagship integrated content management application. The core of the V6 family is the Vignette Content Suite, which is the first product on the market to combine industry-leading content management, content integration and content analysis applications in a single solution. The Vignette V6 family also includes the Vignette content extensions, which our customers can use to further expand the power, flexibility and functionality of the Vignette Content Suite.

Stock Repurchase Program In September 2001, the Board of Directors approved a stock repurchase program whereby we can repurchase up to $50.0 million of our common stock over a period of up to six months. Any such repurchased shares can be used for general corporate purposes, including issuance under our employee stock plans. As of September 30, 2001, we had repurchased 1.4 million shares of common stock for an aggregate cost of $5.5 million. All such repurchases were conducted through open market transactions.

Expanded Restructuring Efforts In October 2001, we announced further plans to reduce costs, including an additional workforce reduction of approximately 20% and consolidation of certain facilities. These restructuring activities are in response to the sustained downturn in the global economy experienced throughout 2001. We expect to record a restructuring charge of approximately $25.0 million to $30.0 million during the fourth quarter of 2001. Excluding facilities lease commitments, we expect these costs to be substantially incurred within one year of the restructuring.

Change in Accounting Estimate

Effective January 1, 2001, we changed the intended usage period of certain fixed assets, specifically computer equipment and software. Consequently, the estimated depreciable lives of these fixed assets were changed from 18 months to 36 months. This change in accounting estimate did not have a material impact on our financial condition, net losses or cash flows for the three months or nine months ended September 30, 2001.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

                                                       Three Months Ended        Nine Months Ended
                                                          September 30,            September 30,
                                                       ------------------        -----------------
                                                       2001         2000         2001         2000
                                                       ----         ----         ----         ----
Revenue:
  Product license ..................................     57%          60%          54%          57%
  Services .........................................     43           40           46           43
                                                       ----         ----         ----         ----
          Total revenue ............................    100          100          100          100

Cost of revenue:
  Product license ..................................      2            2            2            3
  Services .........................................     25           30           28           32
                                                       ----         ----         ----         ----
          Total cost of revenue ....................     27           32           30           35
                                                       ----         ----         ----         ----
Gross profit .......................................     73           68           70           65

Operating expenses:
  Research and development .........................     22           16           21           15
  Sales and marketing ..............................     63           48           59           47
  General and administrative .......................     10           12            9           11
  Purchased in-process research and development,
    acquisition-related and other charges ..........      1           97            1           69
  Business restructuring charges ...................     --           --           37           --
  Amortization of deferred stock compensation ......      2           20            3           10
  Amortization of intangibles ......................    178          115          154           83
                                                       ----         ----         ----         ----
          Total operating expenses .................    276          308          284          235
                                                       ----         ----         ----         ----
Loss from operations ...............................   (203)        (240)        (214)        (170)
Other income (expense), net ........................     (6)           6          (15)           8
                                                       ----         ----         ----         ----
Loss before provision for income taxes .............   (209)        (234)        (229)        (162)
Provision for income taxes .........................      1           --            1           --
                                                       ----         ----         ----         ----
Net loss ...........................................   (210)%       (234)%       (230)%       (162)%
                                                       ====         ====         ====         ====

      Revenue

We derive our revenue from the sale of software product licenses and from professional consulting, maintenance and support services. Product license revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is reasonably assured. Product license revenue for arrangements to deliver unspecified additional software products in the future is recognized ratably over the term of the arrangement, beginning with the delivery of the first product. Services revenue consists of fees from professional services and from maintenance and telephone support. Professional services include integration of software, application development, training and software installation. We bill professional services fees on a time-and-materials basis and recognize the related professional services revenue as the services are performed. Our customers typically purchase maintenance agreements annually, and we price maintenance agreements based on a percentage of our current product list price. We price telephone support based on differing levels of support. Customers purchasing maintenance agreements receive unspecified product upgrades and electronic, Web-based technical support, while purchasers of support contracts receive additional telephone support. We recognize revenue from maintenance and support agreements ratably over the term of the agreement, which is typically one year.

Effective December 31, 2000, we report as deferred revenue only amounts received from customers for which revenue has not been recognized, and we report as accounts receivable only amounts due from customers for which revenue has been recognized. Deferred revenue and accounts receivable balances for all previous periods have been reclassified to conform to the current year presentation.

Three and nine months ended September 30, 2001 and 2000

Total revenue decreased 36% to $70.5 million in the three months ended September 30, 2001 from $110.4 million in the three months ended September 30, 2000. Total revenue increased 1% to $244.2 million in the nine months ended September 30, 2001 from $242.7 million in the nine months ended September 30, 2000. The decrease between the comparative three-month periods is attributable to delays in capital expenditures and service projects resulting from the continued global economic uncertainty surrounding the information technology spending environment and the September 11, 2001 terrorist activities. The increase in total revenue during the comparative nine-month periods resulted from a change in our revenue mix, specifically an increase in maintenance and support revenue, as offset by a decrease in both license and professional services revenue.

During the three months ended September 30, 2001, one customer accounted for greater than 10% of our total revenues and a substantial portion of our license revenues. During the nine months ended September 30, 2001 and the three and nine months ended September 30, 2000, no single customer accounted for greater than 10% of our total revenues.

      Product License. Product license revenue decreased 39% to $40.3 million in the three months ended September 30, 2001 from $66.2 million in the three months ended September 30, 2000, representing 57% and 60% of total revenue, respectively. Product license revenue decreased 3% to $132.8 million in the nine months ended September 30, 2001 from $137.5 million in the nine months ended September 30, 2000, representing 54% and 57% of total revenue, respectively. The decrease between the comparative three and nine-month periods is attributable to delays in information technology spending experienced throughout the first three quarters of 2001, as exacerbated by the September 11, 2001 terrorist attacks, in comparison to the same period of 2000.

      Services. Services revenue decreased 32% to $30.2 million in the three months ended September 30, 2001 from $44.2 million in the three months ended September 30, 2000, representing 43% and 40% of total revenue, respectively. Services revenue increased 6% to $111.4 million in the nine months ended September 30, 2001 from $105.2 million in the nine months ended September 30, 2000, representing 46% and 43% of total revenue, respectively. Services revenue from professional services fees represented 22% of total revenues in the three months ended September 30, 2001, as compared to 30% in the three months ended September 30, 2000, and 28% of total revenues in the nine months ended September 30, 2001 as compared to 33% in the nine months ended September 30, 2000. The decrease in services revenue between the comparative three-month periods resulted from a decrease in professional services revenue, which was partially offset by an increase in maintenance and support revenue. The decrease in professional services revenue resulted primarily from the continued decline in the overall economy, interrupted service delivery resulting from the September 11, 2001 terrorist activities, as well as an increase in consulting and implementation engagements performed by our partners. The increase in services revenue between the comparative nine-month periods resulted from an increase in maintenance and support revenue, which was partially offset by a decrease in professional services revenue. The increase in maintenance and support revenue relates to the purchase or renewal of maintenance and support agreements by our increasing customer base.

      Cost of Revenue

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, and personnel and other expenses related to providing maintenance and professional services.

Three and nine months ended September 30, 2001 and 2000

      Product License. Product license costs decreased 31% to $1.6 million in the three months ended September 30, 2001 from $2.4 million in the three months ended September 30, 2000, representing 4% of product license revenue during both comparative periods. Product license costs decreased 30% to $4.3 million in the nine months ended September 30, 2001 from $6.1 million in the nine months ended September 30, 2000, representing 3% and 4% of product license revenue, respectively. The decrease in absolute dollars is due to the decline in product license revenue.

      Services. Services costs include salary expense and other related costs for our professional service, maintenance and customer support staffs, as well as third-party contractor expenses. Services costs decreased 47% to $17.5 million in the three months ended September 30, 2001 from $33.2 million in the three months ended September 30, 2000, representing 58% and 75% of services revenue, respectively. The decrease in absolute dollars for the comparative three-month periods ended September 30, 2001 and 2000 relates primarily to cost savings resulting from our restructuring efforts. Services costs decreased 12% to $69.1 million in the nine months ended September 30, 2001 from $78.7 million in the nine months ended September 30, 2000, representing 62% and 75% of services revenue, respectively. The decrease in absolute dollars for the comparative nine-month periods ended September 30, 2001 and 2000 relates primarily to cost savings resulting from our restructuring efforts, partially offset by bad debt charges recognized during the first quarter of 2001. These bad debt charges related to the unfavorable financial impacts the economic downturn had on many of our early-stage customers.

The overall improvement in services gross profit margin between the comparative three and nine months ended September 30, 2001 and 2000, respectively, was driven by a higher mix of maintenance and support revenue, in relation to total services revenue. As a result of our restructuring activities, we expect our services costs, in absolute dollars, to decrease in the near future. We expect services costs as a percentage of services revenue to decrease over time, but may vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors, and overall utilization rates.

Professional services-related costs decreased 50% to $15.5 million in the three months ended September 30, 2001 from $31.1 million in the three months ended September 30, 2000, representing 99% and 94% of professional services-related revenue, respectively. Professional services-related costs decreased 14% to $64.2 million in the nine months ended September 30, 2001 from $74.5 million in the nine months ended September 30, 2000, representing 93% and 92% of professional services-related revenue, respectively. Excluding bad debt charges recorded during the first quarter of 2001, professional services-related costs represented 90% of professional services-related revenue for the nine months ended September 30, 2001, as compared to 92% for the nine months ended September 30, 2000. Maintenance and support-related costs decreased 9% to $2.0 million in the three months ended September 30, 2001 from $2.2 million in the three months ended September 30, 2000, representing 14% and 19% of maintenance and support-related revenue, respectively. Maintenance and support-related costs increased 17% to $4.9 million in the nine months ended September 30, 2001 from $4.2 million in the nine months ended September 30, 2000, representing 12% and 18% of maintenance and support-related revenue, respectively.

      Operating Expenses

We believe we must continue to improve efficiencies, reduce operating expenses and grow revenue in order to achieve profitability. As a result, we expect absolute dollars spent on research and development, sales and marketing and general and administrative activities to decrease in the near future; however, we cannot assure that such decreases will result in profitability.

Three and nine months ended September 30, 2001 and 2000

      Research and Development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 12% to $15.6 million in the three months ended September 30, 2001 from $17.7 million in the three months ended September 30, 2000, representing 22% and 16% of total revenue, respectively. The decrease in absolute dollars between the comparative three-month periods relates primarily to a reduction in engineering headcount as well as other cost saving measures resulting from our restructuring plan. The increase as a percentage of total revenue resulted from a decrease in total revenues between the comparative three-month periods.

Research and development expenses increased 43% to $51.0 million in the nine months ended September

30, 2001 from $35.7 million in the nine months ended September 30, 2000, representing 21% and 15% of total revenue, respectively. The increase in absolute dollars, and as a percentage of total revenue, between the comparative nine-month periods was primarily due to our acquisition of OnDisplay, Inc. in July 2000, which resulted in the increase of engineering personnel to support our expanded product offerings.

As a result of our restructuring activities, we expect our research and development spending, in absolute dollars, to decrease in the near future; however, to maintain a competitive advantage, we will continue to invest in research and development activities as necessary.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows. Sales and marketing expenses decreased 16% to $44.4 million in the three months ended September 30, 2001 from $53.1 million in the three months ended September 30, 2000, representing 63% and 48% of total revenue, respectively. The decrease in absolute dollars between the comparative three-month periods relates primarily to a decrease in earned commissions. The increase as a percentage of total revenue resulted from a decrease in total revenues between the comparative three-month periods.

Sales and marketing expenses increased 25% to $143.1 million in the nine months ended September 30, 2001 from $114.8 million in the nine months ended September 30, 2000, representing 59% and 47% of total revenue, respectively. Sales and marketing expenses increased in absolute dollars and as a percentage of total revenue for the comparative nine-month periods due to a higher average number of sales and marketing personnel, the creation of a customer care organization, and bad debt charges recognized during the first quarter of 2001. These bad debt charges related to the unfavorable financial impacts the economic downturn had on many of our early-stage customers.

      General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, information technology and legal employees and certain facilities-related expenses. General and administrative expenses decreased 47% to $6.9 million in the three months ended September 30, 2001 from $13.1 million in the three months ended September 30, 2000, representing 10% and 12% of total revenue, respectively. General and administrative expenses decreased 10% to $23.0 million in the nine months ended September 30, 2001 from $25.5 million in the nine months ended September 30, 2000, representing 9% and 11% of total revenue, respectively. The decrease in absolute dollars and as a percentage of total revenue between the comparative three and nine-month periods relates primarily to a reduction in general and administrative headcount as well as other cost saving measures resulting from our restructuring plan.

      Purchased In-Process Research and Development, Acquisition-Related and Other Charges. In connection with our acquisitions of OnDisplay, Inc. ("OnDisplay") in July 2000, DataSage, Inc. ("DataSage") in February 2000 and Engine 5, Ltd. ("Engine 5") in January 2000, we incurred acquisition costs and integration-related charges, which include costs associated with product integration, cross training, and other merger-related costs. Additionally, a portion of both the OnDisplay and DataSage purchase price was allocated to in-process research and development ("IPR&D"). The resulting IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative uses existed. These charges totaled $578,000 in the three months ended September 30, 2001 and $107.3 million in the three months ended September 30, 2000, representing 1% and 97% of total revenue, respectively. These charges totaled $1.9 million in the nine months ended September 30, 2001 and $166.9 million in the nine months ended September 30, 2000, representing 1% and 69% of total revenue, respectively. The acquisition-related charges recorded during the three months and nine months ended September 30, 2001 relate primarily to contingent consideration paid upon successful completion of defined future employment requirements.

      Business Restructuring Charges During the first half of fiscal year 2001, we approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. For the three months and nine months ended September 30, 2001, we recorded $0 and $90.7 million in restructuring charges, respectively. Components of business restructuring charges and the remaining restructuring accruals as of September 30, 2001 are as follows (in thousands):

                                                                           Employee
                                                                          Separation
                                        Facility Lease       Asset         and Other
                                          Commitments     Impairments        Costs           Total
                                        --------------   ------------    ------------    ------------
Initial charge .......................   $     23,483    $     15,801    $      9,838    $     49,122
Cash activity ........................         (2,466)           (783)         (5,717)         (8,966)
Non-cash activity ....................             --         (13,507)             --         (13,507)
                                         ------------    ------------    ------------    ------------
     Balance at March 31, 2001 .......         21,017           1,511           4,121          26,649

Effect of expanded restructuring
   plan and adjustment to accrual ....         18,526           7,507          15,503          41,536
Cash activity ........................         (4,015)            (95)         (8,264)        (12,374)
Non-cash activity ....................             --          (8,923)         (2,219)        (11,142)
                                         ------------    ------------    ------------    ------------
     Balance at June 30, 2001 ........         35,528              --           9,141          44,669

Adjustment to accrual ................           (292)             --             486             194
Cash activity ........................         (2,711)             --          (2,851)         (5,562)
                                         ------------    ------------    ------------    ------------
     Balance at September 30, 2001 ...   $     32,525    $         --    $      6,776    $     39,301
                                         ============    ============    ============    ============

Facility lease commitments relate to lease obligations for offices we have vacated or intend to vacate as a result of the restructuring plan. The maximum lease commitment of such vacated properties is 10 years.

Asset impairments recorded pursuant to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement 121"), relate to the impairment of certain intangible assets, including: acquired workforce, acquired technology, and prepaid royalties and licenses, as well as the impairment of certain leasehold improvements and office equipment. As a result of the termination of former employees of acquired businesses, acquired workforce was impaired by approximately $0 and $10.8 million during the three months and nine months ended September 30, 2001, respectively. Our decision to no longer sell or support certain products acquired through business combinations or software arrangements reduced the net realizable value of such products to zero. As such, certain of our acquired technology and prepaid royalties and licenses was impaired by approximately $0 and $6.0 million during the three months and nine months ended September 30, 2001, respectively. Certain leasehold improvements and office equipment were impaired as a result of our decision to vacate certain office space. An impairment charge of $0 and $6.5 million was recognized during the three months and nine months ended September 30, 2001, respectively, in relation to such site consolidation.

Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 550 terminated employees, totaled $0 and $25.3 million during the three months and nine months ended September 30, 2001, respectively, of which approximately $17.0 million has been paid at September 30, 2001. Employee groups impacted by the restructuring include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions.

Remaining cash expenditures resulting from the restructuring announcements made during the nine months ended September 30, 2001 are estimated to be $39.3 million, and relate primarily to facility lease commitments and other restructuring-related expenses.

In October 2001, we announced further plans to reduce costs, including an additional workforce reduction of approximately 20% and consolidation of certain facilities. These restructuring activities are in response to the sustained downturn in the global economy experienced throughout 2001. We expect to record a restructuring charge of approximately $25.0 million to $30.0 million during the fourth quarter of 2001. Excluding facilities lease commitments, we estimate costs will be substantially incurred within one year of the restructuring.

      Amortization of Deferred Stock Compensation. For the stock options we award to employees from our stock option plans, we have recorded deferred compensation for the difference between the exercise price of certain stock option grants and the deemed market value of our common stock at the time of such grants. For the stock options we assumed in connection with our acquisition of OnDisplay in July 2000, we have recorded deferred compensation for the difference between the exercise price of the unvested stock options and the deemed fair value of our common stock at the acquisition date. For the restricted shares we issued in February 2001 as part of our stock option exchange program, we have recorded deferred compensation for the deemed market value on the issue date.

We are amortizing the deferred compensation amount over the vesting periods of the applicable options and restricted share grants, resulting in amortization expense of $1.7 million and $22.4 million for the three months ended September 30, 2001 and 2000, respectively, and $8.5 million and $25.4 million for the nine months ended September 30, 2001 and 2000, respectively.

      Amortization of Intangibles. Intangible amortization expense was $125.5 million and $126.8 million for the three months ended September 30, 2001 and 2000, respectively, and $376.5 million and $201.4 million for the nine months ended September 30, 2001 and 2000, respectively. Amortization of intangible assets relates to all of the intangible assets obtained in our acquisitions of Diffusion, Inc., Engine 5, DataSage and OnDisplay.

We adjusted the carrying amount of certain intangible assets due to our restructuring efforts, resulting in restructuring charges totaling $0 and $13.9 million during the three months and nine months ended September 30, 2001, respectively. As a result of our expanded restructuring efforts, announced in October 2001, we expect to adjust the carrying amount of our intangible workforce asset by approximately $1.6 million during the fourth quarter of fiscal year 2001.

It is possible that we could experience impairment of goodwill and other intangible assets that could require future charges to reflect such impairment.

Other Income and Expense, Net

Other income and expense, net consists primarily of interest income and expense, as well as recognized investment gains and losses. Other expense, net was $4.2 million in the three months ended September 30, 2001, as compared to other income, net of $6.7 million in the three months ended September 30, 2000. Other expense, net was $35.9 million in the nine months ended September 30, 2001, as compared to other income, net of $18.6 million in the nine months ended September 30, 2000. The significant decrease in other income and expense, net during 2001 resulted primarily from impairment charges for certain long-term investments, principally redeemable convertible preferred stock in privately-held companies, that were determined to have experienced a decline in value that was other than temporary. This impairment charge was $7.7 million and $49.1 million for the three months and nine months ended September 30, 2001, respectively. Excluding such investment impairment charge, other income and expense, net was $3.4 million income and $6.7 million income in the three months ended September 30, 2001 and 2000, respectively, and $13.2 million income and $18.6 million income in the nine months ended September 30, 2001 and 2000, respectively. Excluding such impairment charge, the net decrease in other income relates to the general decline in investment yields on our cash, cash equivalents and short-term investments.

Provision for Income Taxes

We have incurred income tax expense of approximately $297,000 and $440,000 during the three months ended September 30, 2001 and 2000, respectively, and approximately $1.4 million and $440,000 during the nine months ended September 30, 2001 and 2000, respectively. The income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

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

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

                                                    September 30,  December 31,
                                                        2001           2000
                                                    -------------  ------------
Cash and cash equivalents .........................   $393,248       $435,481
Marketable securities and short-term investments ..   $  8,612       $ 12,352
Working capital ...................................   $320,807       $389,831
Current ratio .....................................      3.3:1          3.4:1
Days of sales outstanding (DSO) ...................         67             73

Net cash used in operating activities was $36.1 million for the nine months ended September 30, 2001, as compared to net cash provided by operating activities of $10.6 million for the nine months ended September 30, 2000. The increase in operating cash outflows was due primarily to cash payments resulting from our restructuring efforts and the increase in net loss, excluding noncash charges.

Net cash used in investing activities was $14.1 million for the nine months ended September 30, 2001, as compared to net cash used in investing activities of $64.6 million (excluding $123.4 million cash acquired in our purchase of businesses) for the nine months ended September 30, 2000. The decrease in investing cash outflows was due primarily to decreased capital expenditures and investments in privately-held companies. We expect that our future investing activities will generally consist of capital expenditures to support our future needs.

Net cash provided by financing activities was $10.3 million for the nine months ended September 30, 2001, a decrease of $16.9 million from net cash provided by financing activities for the comparative period ended September 30, 2000. Our financing activities during both periods consisted primarily of proceeds received from the exercise of employee stock options and the purchase of employee stock purchase plan shares. In September 2001, the Board of Directors approved a stock repurchase program whereby we can repurchase up to $50.0 million of our common stock over a period of up to six months. Any such repurchased shares may be used for general corporate purposes, including issuance under our employee stock plans. As of September 30, 2001, we had repurchased 1.4 million shares of common stock for an aggregate cost of $5.5 million. All such repurchases were conducted through open market transactions.

Our long-term investments, consisting primarily of redeemable convertible preferred stock in privately-held technology companies, totaled $22.6 million and $84.3 million at September 30, 2001 and December 31, 2000, respectively. We classify these investments as available-for-sale and have recorded a cumulative net unrealized gain/loss of $0 and a cumulative net unrealized gain of $12.1 million at September 30, 2001 and December 31, 2000, respectively. The future value of these investments may be affected by a number of factors including general economic conditions and the ability of the companies to secure additional funding and execute on their respective business plans. During the nine months ended September 30, 2001, we determined that certain of these investments had experienced a decline in value that was other than temporary, resulting in a recognized investment loss of $49.1 million. We may continue to invest in companies strategic to our business; however, we do not expect the impact of this activity to be material to our liquidity position.

In addition to our strategic investments, $12.8 million and $14.0 million of our cash was pledged as collateral for certain lease obligations at September 30, 2001 and December 31, 2000, respectively. There are certain time restrictions placed on these instruments that we are obligated to meet in order to liquidate the principal of these investments and therefore, we have presented such restricted cash as a component of long-term investments.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which deferred for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, we formally adopted the Statement during the first quarter of 2001. We have minimal use of derivatives. The adoption of Statement 133 did not have a material impact on our results of operations or our financial position for the three months and nine months ended September 30, 2001.

In July 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. To date, all our acquisitions have been accounted for under the purchase method of accounting. We do not expect the adoption of Statement 141 will have a significant impact on our financial statements.

Also in July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets other than goodwill must be amortized over their estimated useful lives. The provisions of Statement 142 will be effective for fiscal years beginning after December 15, 2001. Beginning fiscal year 2002, we will adopt Statement 142 and will review our intangible assets and goodwill for impairment pursuant to this Statement. Upon adoption on January 1, 2002, we will no longer amortize goodwill or acquired workforce, thereby eliminating annual amortization of approximately $479.8 million, based on forecasted amortization for 2002. Additionally, we could experience impairment of goodwill and other intangible assets that could require future charges to reflect such impairment.

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The provisions of Statement 143 will be effective for our fiscal year beginning January 1, 2003. We do not expect the adoption of Statement 143 will have a significant impact on our financial statements.

Also in August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 supersedes Statement 121 and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The provisions of Statement 144 will be effective for our fiscal year beginning January 1, 2002. We do not expect that the adoption of Statement 144 will have a significant impact on our financial statements.

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

Risks Related to Our Business

We Expect to Incur Future Losses

      We have not achieved profitability and we expect to incur net operating losses, excluding amortization of intangibles and stock-based compensation and restructuring charges. To date, we have primarily funded our operations from the sale of equity securities. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

Recent Terrorist Activities and Resulting Military and Other Actions Could Adversely Affect Our Business.

      Terrorist attacks in New York City and Washington, D.C. in September of 2001 have disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or our inability to effectively market, sell and deploy our software and services, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long term commercial disruptions or if such activities or responses will have a long term material adverse effect on our business, results of operations or financial condition.

We Must Successfully Implement Our Business Restructuring Efforts

      We are currently transitioning our business and realigning our strategic focus towards our core market, technologies and products in accordance with our announcements during 2001. Internal changes resulting from our business restructuring announced during the nine months ended September 30, 2001 are substantially complete, but many factors may negatively impact our ability to implement our strategic focus including our ability to manage the implementation, sustain the productivity of our workforce and retain key employees, manage our operating expenses and quickly respond to and recover from unforeseen events associated with the restructuring.

We Expect Our Quarterly Revenues and Operating Results to Fluctuate

      Our revenues and operating results have varied significantly from quarter to quarter in the past and we expect that our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

      o     Demand for our products and services;
      o     The timing of sales of our products and services;
      o     The timing of customer orders and product implementations;
      o     Unexpected delays in introducing new products and services;
      o Increased expenses, whether related to sales and marketing, product development or administration;
      o     Changes in the rapidly evolving market for e-business solutions;
      o The mix of product license and services revenue, as well as the mix of products licensed;
      o The mix of services provided and whether services are provided by our own staff or third-party contractors;
      o     The mix of domestic and international sales;
      o     Difficulties in collecting accounts receivable;
      o     Costs related to possible acquisitions of technology or businesses;
            and
      o     The general economic climate.

      Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

      We will continue to invest in our research and development, sales and marketing, professional services and general and administrative organizations. We expect such spending, in absolute dollars, will be lower than in recent periods; however, if our revenue expectations are not achieved, our business, operating results or financial condition could be materially adversely affected and net losses in a given quarter would be even greater than expected.

      We believe that our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on customer calendar year budgeting cycles, slow summer purchasing patterns in Europe and our compensation policies that tend to compensate sales personnel, typically in the latter half of the year, for achieving annual quotas. Another example is the uncertainty surrounding the overall information technology spending environment and customer hesitancy to make large capital expenditures.

Our Quarterly Results Often Depend on a Small Number of Large Orders

      We derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. During the quarter ended September 30, 2001, one customer accounted for greater than 10% of our total revenues and a substantial portion of our license revenues. Our operating could be materially adversely affected if we are unable to complete a significant order that we expected to complete in a specific quarter.

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

In Order to Increase Market Awareness of Our Products and Generate Increased Revenue We Need to Continue to Strengthen Our Sales and Distribution Capabilities

      Our direct and indirect sales operations must increase market awareness of our products to generate increased revenue. We cannot be certain that we will be successful in these efforts. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. All new hires will require training and will take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We plan to expand our relationships with value-added resellers, systems integrators and other third-party resellers to build an indirect sales channel. In addition, we will need to manage potential conflicts between our direct sales force and third-party reselling efforts.

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

We May Be Unable to Adequately Sustain a Profitable Professional Services Organization, Which Could Affect Both Our Operating Results and Our Ability to Assist Our Customers with the Implementation of Our Products

      Customers that license our software often engage our professional services organization to assist with support, training, consulting and implementation of their Web solutions. We believe that growth in our product sales depends in part on our continuing ability to provide our customers with these services and to educate third-party resellers on how to use our products.

      During recent quarters, our professional services organization achieved profitability; however, prior to 2000, services costs related to professional services had exceeded, or had been substantially equal to, professional services-related revenue. In this current economic climate, we make services capacity decisions on a periodic basis based on our estimates of the future sales pipeline, anticipated existing customer needs, and general market conditions. Although we expect that our professional services-related revenue will continue to exceed professional services-related costs in future periods, we cannot be certain that this will occur.

      We generally bill our customers for our services on a time and materials basis. However, from time to time we enter into fixed-price contracts for services, and may include terms and conditions that may extend the recognition of revenue for work performed into following quarters. On occasion, the costs of providing the services have exceeded our fees from these contracts and, from time to time, we may misprice future contracts to our detriment.

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

Our Business May Become Increasingly Susceptible to Numerous Risks Associated with International Operations

      International operations are generally subject to a number of risks, including:

      o     Expenses associated with customizing products for foreign countries;
      o Protectionist laws and business practices that favor local competition;
      o     Changes in jurisdictional tax laws;
      o     Dependence on local vendors;
      o Multiple, conflicting and changing governmental laws and regulations;

      o     Longer sales cycles;
      o     Difficulties in collecting accounts receivable;
      o     Foreign currency exchange rate fluctuations; and
      o     Political and economic instability.

      We recorded 23% of our total revenue for the quarter ended September 30, 2001 through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

We May Be Adversely Affected if We Lose Key Personnel

      Our success depends largely on the skills, experience and performance of some key members of our management. If we lose one or more of these key employees, our business, operating results and financial condition could be materially adversely affected. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other software companies, we face competition for qualified personnel, particularly in the Austin, Texas area. We cannot be certain that we will be successful in attracting, assimilating or retaining qualified personnel in the future.

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

      o Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

      o Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; and
      o Redesign those products or services that incorporate such technology.

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

Anti-Takeover Provisions in Our Charter Documents and Delaware Law Could Prevent or Delay a Change in Control of Our Company

      Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. Such provisions include:

      o     Authorizing the issuance of "blank check" preferred stock;
      o Providing for a classified board of directors with staggered, three-year terms;
      o     Prohibiting cumulative voting in the election of directors;
      o Requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;
      o     Limiting the persons who may call special meetings of stockholders;
      o     Prohibiting stockholder action by written consent; and
      o Establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

Risks Related to the Securities Markets

Our Stock Price May Be Volatile

      The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

      o     Variations in quarterly operating results;
      o     Changes in financial estimates by securities analysts;
      o     Changes in market valuations of Internet software companies;
      o Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
      o Loss of a major customer or failure to complete significant license transactions;
      o     Additions or departures of key personnel;
      o     Difficulties in collecting accounts receivable;
      o     Sales of common stock in the future; and
      o Fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies.

Our Business May Be Adversely Affected by Class Action Litigation Due to Stock Price Volatility

      In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in Part II, Item 1 - "Legal Proceedings" of this Report. The defense of this litigation described in Part II, Item 1 may increase our expenses and divert our management's attention and resources, and an adverse outcome could harm our business and results of operations. Additionally, we may in the future be the target of similar litigation. Future securities litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

      Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. Our investment policy requires us to invest funds in excess of current operating requirements in:

      o     obligations of the U.S. government and its agencies;

      o     investment grade state and local government obligations;

      o securities of U.S. corporations rated A1 or P1 by Standard & Poors or the Moody's equivalents; and/or

      o money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

      At September 30, 2001, our cash and cash equivalents consisted primarily of commercial paper, corporate notes and market auction preferreds held by large institutions in the U.S., and our short-term investments were invested in corporate notes and bonds held by large institutions in the U.S. maturing in less than 90 days.

PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company's initial public offering of Vignette stock in February 1999 and the Company's secondary public offering of Vignette stock in December 1999 - Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Pipper Jaffray, Inc. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company's initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in "tie-in arrangements" whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company's initial public offering and the prospectus and registration statement for the Company's secondary public offering. The Company believes that it has meritorious defenses to these allegations and intends to vigorously defend itself.

The Company is also subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as a part of this Report:

     Exhibit
     Number                                Description
     ------                                -----------
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

      10.15+ Protege Software (Holdings) Confidential Professional Services Agreement dated November 15, 1997.
      10.16+ Subordinated Loan and Security Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
      10.17+ Master Lease Agreement dated December 3, 1998 between Registrant and Comdisco, Inc.
      10.18++ Lease Agreement dated March 3, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.
      10.19++ First Amendment to Lease Agreement dated September 1, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.
      10.20++ Sublease dated September 26, 2000 among the Registrant, Aptis, Inc. and Billing Concepts Corp.
      10.21++ First Amendment to Lease dated October 30, 1998 between the Registrant and B.O. III, Ltd.
      10.22++ Second Amendment to Lease dated December 30, 1998 between the Registrant and B.O. III, Ltd.
      10.23++ Third Amendment to Lease dated April 27, 1999 between the Registrant and The Prudential Insurance Company of America (successor in interest to B.O. III, Ltd.).
      10.24++ Fourth Amendment to Lease dated August 1, 2000 between the Registrant and The Prudential Insurance Company of America (successor in interest to B.O. III, Ltd.).
      10.25++ Fifth Amendment to Lease dated December 12, 2000 between the Registrant and The Prudential Insurance Company of America (successor in interest to B.O. III, Ltd.).

---------
+ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-68345).
++ Incorporated by reference to the Company's Form 10-K/A filed on March 30, 2001 (File No. 000-25375).
* Incorporated by reference to the Company's Form 8-K filed on July 15, 1999 (File No. 000-25375).
** Incorporated by reference to the Company's Form 8-K filed on February 29, 2000 (File No. 000-25375).
*** Incorporated by reference to the Company's definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000.
**** Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 333-38478).

(b) Reports on Form 8-K

(i) Report on Form 8-K filed on September 21, 2001, as amended on September 24, 2001, containing reference to the press release dated September 16, 2001, announcing approval of a Company stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIGNETTE CORPORATION


Date: November 14, 2001                 By: /s/ Charles W. Sansbury
                                        ---------------------------------
                                        Charles W. Sansbury
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)