Form 10-K
period 2001-12-31
VIGNETTE CORP
filed 2002-03-29
CIK 1042185

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                    FORM 10-K

[X] ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal year ended December 31, 2001

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

                           1601 South MoPac Expressway
                               Austin, Texas 78746
                    (Address of principal executive offices)
                              -------------------
                                 (512) 741-4300
              (Registrant's telephone number, including area code)
                              -------------------
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                              (Title of each class)
                              -------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

     (1) Yes  [X]    No  [_]
     (2) Yes  [X]    No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

     As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $542,876,718.

     As of February 28, 2002, there were 248,153,210 shares of the Registrant's common stock outstanding.
                              -------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders to be held May 15, 2002 are incorporated by reference in Part III of this Form 10-K Report.

================================================================================

                              VIGNETTE CORPORATION
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I.

  Item 1.  Business .......................................................   3
  Item 2.  Properties .....................................................  21
  Item 3.  Legal Proceedings ..............................................  21
  Item 4.  Submission of Matters to a Vote of the Security Holders ........  21
  Item 4A. Executive Officers and Directors of the Registrant .............  22

Part II.
  Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters ..........................................  26
  Item 6.  Selected Consolidated Financial Data ...........................  27
  Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................  28
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk .....  47
  Item 8.  Consolidated Financial Statements and Supplementary Data .......  48
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures ....................................  48

Part III.
  Item 10. Directors and Executive Officers of the Registrant .............  49
  Item 11. Executive Compensation .........................................  49
  Item 12. Security Ownership of Certain Beneficial Owners and Management..  49
  Item 13. Certain Relationships and Related Transactions .................  49

Part IV.
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.  50

SIGNATURES ................................................................. 53

                                     PART I.

ITEM 1.  BUSINESS

     The statements contained in this Report on Form 10-K that are not purely historical statements are forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements are based upon current expectations and involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this filing on Form 10-K to conform these statements to actual results. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors That May Affect Future Results" and the risks discussed in our other historical Securities and Exchange Commission ("SEC") filings.

OVERVIEW

     Vignette Corporation is a leading provider of content management applications used by organizations to create and maintain effective online relationships with their customers, employees, business partners and suppliers. Vignette allows organizations to combine a comprehensive understanding of what content or information assets they have across the business, and their value, with Web applications that predict users' needs and expectations to deliver improved online relationships. By putting the right information in front of the right person at the right time, we help Web visitors make informed decisions, and help organizations successfully manage those relationships.

     The family of Vignette products is focused around the comprehensive content management capabilities required by organizations to handle both the active management of electronic assets across the business, and the delivery of that content in context to multiple audiences.

          Content Management --  the ability to manage and deliver content to almost every electronic touch-point from virtually any source. This includes the ability to create new content, collect content from existing sources, produce it for Web use, deliver it in context, and observe its use by Web visitors to continue to deliver the right content to the right person at the right time.

          Content Management
             Extensions      --  advanced capabilities to extend the
                                 organization's ability to harness available content, measure its value, deliver it through multiple channels, and determine appropriate content offers for different audiences.

     Vignette applications leverage these content capabilities to enable organizations to use the Web to generate revenue, decrease business costs, manage information technology costs, and build competitive differentiation.

     Our products are supported by the Vignette(R) Professional Services organization, which offers a broad range of services, including strategic planning, project management, general implementation services, and an extensive array of training offerings. In addition, we partner with a number of systems integrators such as Accenture, Deloitte Consulting, EDS, IBM Global Services, Inforte and PricewaterhouseCoopers to implement our content management software for their current and prospective clients. In many cases, we then work with the system integrator to jointly implement the technology for the customer. Additionally, our standards-based products have enabled us to build relationships with key technology partners such as BEA Systems, IBM and Sun Microsystems.

PRODUCTS

     Our content management software solutions are embodied in the Vignette(R) V6 product line. Vignette(R) V6 enables more effective online relationships with customers, employees, business partners and suppliers. Vignette helps organizations put the right information in front of the right person at the right time by helping the customer understand the value of content across the enterprise, regardless of its source, and the needs of Web users. Our open architecture makes it possible to deploy more powerful content management solutions to support information portals, self-service applications, brand and retail sites, value-chain integration and channel management applications. The benefits of our products and solutions include:

     o Adaptable design to allow organizations to more easily respond to changing strategies and

     o Powerful solutions to help maximize the performance customers' e-business initiatives.

     In September 2001, we launched and shipped the Vignette(R) V6 product family, the newest release of our flagship content management application. The core of the V6 product family is the Vignette(R) V6 Content Suite, which is the first product on the market to combine our content management solution with the ability to integrate with almost any data source and analyze the content to deploy dynamic Web content. The Vignette(R) V6 family also includes the Vignette content extensions, which our customers can use to further expand the flexibility and functionality of the Vignette(R) V6 Content Suite.

Vignette(R) V6 Content Suite

     Vignette(R) V6 Content Suite is an integrated set of content management capabilities. Vignette(R) V6 Content Suite enables companies to integrate content within and across organizational boundaries, manage and deploy content to almost any electronic touch-point, and continually monitor and help optimize the effectiveness of their online channel.

     With Vignette(R) V6 Content Suite, our customers can:

     o    Manage content according to their preferred business processes;
     o    Gather data to help gain insight into their customers' behavior;
     o    Deliver personalization;
     o More easily integrate and automate their business processes; and o Aggregate content from almost any source.

     Vignette(R) V6 Content Suite provides many features to help our customers manage the phases of the content management lifecycle. The following list highlights features as they relate to specific phases within the content management lifecycle:

     Content Management Vignette(R) V6 Content Suite includes an open set of features and services for collecting, producing, delivering and analyzing content. With information and content coming from many different sources, such as enterprise resource planning (ERP) systems, sales force automation systems, legacy systems, supplier catalogs, news feeds, user reviews, discussion forums, database and file systems, we provide an easier-to-use application that allows a company to manage its content across multiple Web sites and wireless devices.

     Vignette(R) V6 Content Suite provides companies the ability to enrich content with flexible metadata and apply workflow processes for approving, editing and reviewing content using some of their favorite tools. Also, the ability to schedule the launch and expiration of content enables companies to provide customers with relevant and current content.

     Insight The Internet offers enterprises the opportunity to more quickly learn the preferences and habits of customers on a more timely basis. With Vignette(R) V6 Content Suite, our customers can track and manage site usage and customer behavior information. Vignette(R) V6 Content Suite provides data to help gain behavioral insight with pre-configured segmentation, analysis and reporting capabilities. The customer segmentation interface enables users to explicitly define more manageable customer groups. The analysis components use advanced data mining algorithms to organize customer behavior and help discover less obvious but more profitable customer behavior. Users can gain an in-depth understanding of site and customer usage through a customizable reporting interface.

     Personalization Vignette(R) V6 Content Suite lays the foundation for extensive personalization by tracking customer behavior and maintaining real-time profile information. The profile information contains logistical and behavioral information about customers and employees gathered from multiple sources. Implementing and managing profiles enables better control of content delivery, resulting in a personalized interface that suits the individual and the navigation burden.

     Business Process Integration and Content Aggregation Companies rely on applications that automate internal processes to execute business with their customers and partners. Vignette(R) V6 Content Suite delivers capabilities to integrate many Web applications with existing applications to more quickly extend the company's presence to the online world. The integration and aggregation capabilities include access to content in file systems, databases, back-office ERP, SCM or CRM systems and a multitude of other locations, including partner systems and Web sites. With robust business process integration and content aggregation capabilities, one can more quickly build and deploy links between disparate business systems to expose the right content at the right time for customers, almost regardless of the platform, operating system or native language.

Vignette(R) V6 Content Extensions

     Vignette(R) V6 offers extensions that separately provide advanced capability to the Vignette(R) V6 Content Suite. The extensions include the following:

Vignette(R) V6 Advanced Deployment Server

     Vignette(R) V6 Advanced Deployment Server (VADS) is designed for companies that require an enterprise-wide development, testing, and production system for their enterprise applications.

     Benefits include:

          o Enhanced management of both static and dynamic content, application code, and targeted marketing campaigns, as well as rich metadata for personalization, caching and visitor tracking;
          o An architecture that supports an n-tiered development, testing and production environment;
          o A more flexible and adaptable design so that VADS can be adapted to most production environments. The adaptability of VADS allows businesses to transfer assets across environments primarily based on business, not technical, requirements;
          o A more rapid implementation time. VADS is a solution that can enable a customer to more quickly install, configure, and run a robust staging system;
          o A more robust set of Application Programming Interfaces that can be used to extend the functionality of VADS or to integrate the functionality of VADS with third-party applications;
          o By using strong (128-bit) or weak (40-bit) Secure Sockets Layer encryption, VADS can be used to deploy assets in a secure manner, thus providing protection to a user's sensitive data. VADS leverages industry standard security protocols to provide a reliable transfer of assets between environments, which reduces risk and promotes interoperability.

Vignette(R) V6 Multisite Content Manager

     Vignette(R) V6 Multisite Content Manager provides a set of capabilities to deploy and manage content on multiple Web sites and multiple portals. Key features include:

          o Allows users to create child sites that inherit similar characteristics from a pre-existing parent site, which allows the user to more easily manage and control content across a portfolio of Web sites and portals;
          o Allows a more rapid time-to-market through the use of pre-defined content types, roles, workflows, taxonomies and integrated search;
          o Captures site traffic and usage data so that business users can analyze it and make educated decisions regarding future investment; and
          o Facilitates group collaboration among employees, customer and partners through online communication capabilities.

Vignette(R) V6 Relationship Management Server Advanced Edition

     Vignette(R) V6 Relationship Management Server Advanced Edition leverages the foundation built with the Vignette(R) V6 Content Suite to provide the interaction management solutions to help build personalized interactions with employees, customers and partners. This Extension enhances the content lifecycle, by providing enterprises the ability to create an Internet application that adapts to the needs of users and deliver the right content to the right person at the right time. It enables businesses to:

     o Provide extensive personalization capabilities with powerful real-time behavior analysis and content recommendations; and
     o Automatically deliver highly targeted content to those groups in the form of campaigns.

Vignette(R) V6 Multi-Channel Communication Server

     Vignette(R) V6 Multi-Channel Communication Server helps enable companies to develop mobile applications that likely manage relationships with customers, partners and employees via multiple electronic touch-points. Vignette(R) V6 Multi-Channel Communication Server enables the proactive distribution of personalized content and provides closed-loop interaction with a customer's audience via e-mail, pagers, mobile phones, personal digital assistants, and other touch-points.

Vignette(R) V6 Content Collaborative Server

     Vignette(R) V6 Content Collaborative Server is a standards-based solution for automating trading partner and channel communication management, thereby helping enable a rapid and secure exchange of business content transactions between businesses and their trading partners, and provides flexible capabilities for streamlining partner management and collaboration.

     Vignette(R) V6 Content Collaborative Server leverages a Java(TM)-based architecture and XML technologies, and offers multiple collaboration methods, business transaction security, high performance, and support for established and emerging industry standards.

Vignette(R) V6 Content Syndication Server

     Vignette(R) V6 Content Syndication Server is a solution for distribution--or syndication--of Web-based content from a business to affiliates, customers, distributors, marketplaces, and other online trading partners.

     Utilizing a syndication engine and independent application server, Vignette(R) V6 Content Syndication Server distributes packages of content--including text, graphics, audio, video, applets, and other information--directly to affiliates and customers.

     By delivering flexible content syndication capabilities, Vignette(R) V6 Content Syndication Server can help enhance e-businesses to:

     o Sales channels by simplifying the distribution of timely product information and other content in a wide variety of formats;
     o Increase sales to existing customers by targeting them with customized content packages;
     o Liquidate distressed inventories by distributing targeted product information to broader audiences;
     o Reduce operating costs and errors by automating the manual process of distributing product information and other content; and
     o Build stronger and longer-lasting relationships with key distribution partners by supplying them with more up-to-the-minute, accurate, and relevant information on a schedule of their choosing.

     Vignette(R) V6 Content Syndication Server features a wide range of supported input sources and content formats, as well as flexibility in delivery options. It enables companies to leverage their Web-based content for distribution to their affiliates and customers more quickly and easily.

Vignette(R) V6 Enterprise Adapters

     Vignette(R) V6 Enterprise Adapters help users capitalize on their investment in SAP, Siebel, PeopleSoft and J.D. Edwards applications, by providing a more intuitive, easier-to-use and more flexible solution for integrating information and business rules from these powerful applications into their particular content lifecycle. No Adapter is sponsored or endorsed by, or affiliated in any way with, the owner of the applicable technology for which such Adapter relates.

OPEN ARCHITECTURE

     Vignette has built one of the most open and comprehensive platforms in the market. We provide support for major industry standard platforms, including both the Java 2 Platform-Enterprise Edition (J2EE(TM)) and Microsoft .NET standards, with product-specific support for IBM WebSphere, BEA WebLogic and Tomcat application servers. Our applications provide support for the IBM AIX, Sun Solaris and Windows 2000 operating systems, the IBM DB2, Oracle, SQL Server and Sybase database platforms, and JavaServer Pages (JSP) and Active Server Pages
(ASP) as first-class templating languages, and also provide out-of-the box integration functionality for leading development tools. Any listed environment can take advantage of Vignette's extensive application program interfaces for content management and personalization.

SERVICES

     The Company provides services to help define on-line business objectives and to develop and deliver integrated content management applications. Our education, consulting and customer care services are based on the best practices, methodologies and tools developed from experience. The Company's services are designed to reduce time to deployment, mitigate risk and achieve greater return on our customers' software investment.

     Vignette Professional Services (VPS(TM)) organization offers global consulting and education services to help customers identify strategic e-business objectives, design integrated content management applications and deliver solutions using the Company's products. Our services center around the Vignette Solution Methodology. This established framework allows customers and partners to leverage best practices to plan, build and maintain content management solutions. VPS works jointly with consulting partners to provide "best of class" services needed to create Internet applications designed to meet customers' business objectives. We generally sell our services under time-and-materials agreements.

     Customer Care, Maintenance and Support Services organizations are committed to our customers' on-going e-business success. Customer Care services include a combination of account management and global technical support offerings that are tailored to meet customers' specific needs. Account management services are designed to streamline and strengthen our customers' relationship with Vignette. Account managers work with customers to understand their business needs and to help them leverage the appropriate Vignette technology and services that can provide the greatest and most efficient return on their investment. Vignette Global Support provides optional 24x7 access to skilled technical engineers and flexible, easy-to-use telephone and Web resources that can provide our customers with timely, effective assistance.

STRATEGY

     Our objective is to maintain and extend our leadership position as a global provider of content management solutions. To achieve this objective, we will focus on expanding our customer base of Fortune 1000 and departmental enterprises, extending our technology and product leadership through investment in research and development, expanding our global sales capabilities, and extending our partnership alliances with leading technology and services companies.

STRATEGIC ALLIANCES

     A critical element of our sales strategy is to establish strategic alliances to assist us in marketing, selling and developing customer applications, as well as to increase product interoperability within the industry. This approach is intended to increase the number of personnel available to perform application design and development services for our customers and provide additional marketing expertise and technical expertise in certain vertical industry segments.

     We have established partnerships with leading systems integrators such as Accenture, Deloitte Consulting, EDS, IBM Global Services, Inforte and PricewaterhouseCoopers. We have also established strategic alliances with technology leaders like BEA Systems, IBM, and Sun Microsystems.

     We intend to continue to invest in and extend our existing partner relationships as well as to form new partnerships with other market leading systems integrators and technology vendors.

ACQUISITIONS

     We have completed four acquisitions since our inception, three of which occurred during 2000 and one during 1999. We acquired no businesses during 2001. All acquisitions were accounted for as purchase business combinations and therefore, the net assets acquired, or net liabilities assumed were recorded at their estimated fair value at the respective dates of acquisition and the results of operations have been included with ours for the periods subsequent to the respective acquisition dates.

     Effective January 18, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of Engine 5, Ltd. ("Engine 5"), a developer of enterprise-wide Java(TM) server technology, in exchange for 248,043 shares of our common stock and approximately $4.9 million in cash. The total cost of the acquisition, including transaction costs of $400,000, was approximately $20.0 million.

     Additionally, as part of the Engine 5 acquisition, contingent consideration of $3.8 million and $1.8 million was recorded during the years ended December 31, 2000 and 2001, respectively. Such contingent consideration was based upon satisfaction of defined employment requirements subsequent to the January 18, 2000 acquisition date. All employment requirements have been satisfied and there remains no future contingent stock issuance or cash payments subsequent to December 31, 2001. The contingent consideration related to the Engine 5 acquisition was not included in the total purchase price, above, but was expensed as future employment requirements were satisfied.

     Effective February 15, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of DataSage, Inc. ("DataSage"), a leading provider of e-marketing and personalization applications, in exchange for 9,458,061 shares of our common stock. At the time of the acquisition, the total purchase price, including transaction costs of $1.1 million, was approximately $586.6 million.

     Effective July 5, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of OnDisplay, Inc. ("OnDisplay"), a leading provider of e-business infrastructure software for powering e-business portals and e-marketplaces, in exchange for 42,016,975 shares of Vignette common stock. At the time of the acquisition, the total purchase price, including transaction costs of $14.0 million, was approximately $1.5 billion.

     In connection with our acquisitions, we incurred one-time acquisition costs and integration-related charges. Such charges relate to product integration, cross training of employees, and other merger-related items. Additionally, a portion of the OnDisplay and DataSage purchase price was allocated to in-process research and development and was expensed upon the consummation of these transactions. These related acquisition, integration and in-process research and development charges totaled approximately $169.9 million and $1.9 million during fiscal years 2000 and 2001, respectively.

CUSTOMERS

     As of December 31, 2001, we had served over 1,300 end-user customers. Our customer list includes successful organizations in the automotive, entertainment, financial services, government, healthcare, high technology, new media and publishing, retail, telecom and travel industries.

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

     Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have wider name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third-parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

     Such competition could materially and adversely affect our ability to obtain revenues from either license or service fees from new or existing customers on terms favorable to us. Further, competitive pressures may require us to reduce the price of our software. In either case, our business, operating results and financial condition would be materially and adversely affected. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and operating results. See "Risk Factors that May Affect Future Results--Risks Related to Our Business--We Face Intense Competition from Other Software Companies, Which Could Make it
Difficult to Acquire and Retain Customers Now and in the Future."

RESEARCH AND DEVELOPMENT

     We have made substantial investments in research and development through both internal development and technology acquisitions. Although we plan to continue to evaluate externally developed technologies for integration into our product lines, we expect that most enhancements to existing and new products will be developed internally.

     The majority of our research and development activity has been directed towards future extensions to our family of products. This development consists primarily of adding new competitive product features and additional tools and products.

     Our research and development expenditures, excluding the write-off of acquired in-process research and development, for fiscal 1999, 2000 and 2001 were approximately $16.4 million, $58.3 million and $64.9 million, respectively. We expect that we will continue to commit significant resources to research and development in the future. Most research and development expenses have been expensed as incurred.

     The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. See "Risk Factors that May Affect Future Results--Risks Related to Our Business--If We are Unable to Meet the Rapid Changes in Software Technology, Our Existing Products Could Become Obsolete."

SALES AND MARKETING

     We market our products primarily through our direct sales force and also intend to expand our indirect sales through additional relationships with systems integrators, VARs and OEMs. We generate leads from a variety of sources, including businesses seeking partners to develop web-based applications. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. As of December 31, 2001, the direct sales force consisted of 343 sales executives and related support personnel.

     We seek to establish partnerships with major industry vendors that will add value to our products and expand distribution opportunities.

     We use a variety of marketing programs to build market awareness of us, our brand name and our products, as well as to attract potential customers for our products. A broad mix of programs are used to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, advertising, direct marketing and relationship marketing programs, seminars, trade shows, speaking engagements and Web site marketing. Our marketing organization also produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations.

PROPRIETARY RIGHTS AND LICENSING

     Our success and ability to compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently own four patents and have a number of patent applications pending in the United States. We have eight registered trademarks in the United States, two pending trademark applications in the United States, 38 registered trademarks in foreign countries, and 16 pending trademark applications in foreign countries. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or "shrinkwrap" agreements, which impose certain restrictions on the licensee's ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

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

     We include certain third-party software in our products. This third-party software may not continue to be available on commercially reasonable terms. We license data encryption and authentication technology from RSA Data Security, Inc., load balancing and traffic management software from Resonate, Inc., development software from Iona Technologies, Inc., database access technology from Rogue Wave Software, Inc., chart and graphing software from Corda Technologies, concept and keyword search functionality from Autonomy, Inc., and other software that is integrated with internally developed software. If we cannot maintain licenses to this third-party software, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

EMPLOYEES

     As of December 31, 2001, we had a total of 1,321 employees. Of the total employees, 338 were in research and development, 394 in sales and marketing, 419 in professional services and customer support and 170 in finance and administration. During fiscal year 2001, we significantly reduced our workforce by approximately 975 employees to better align expenses and revenue levels. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

Risks Related to Our Business

We Expect to Incur Future Losses

     We have not achieved profitability and we expect to incur net operating losses in the coming quarter and potentially in future quarters. To date, we have primarily funded our operations from the sale of equity securities. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, we will need to generate significant revenues to achieve and subsequently maintain profitability. We cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Our Limited Operating History Makes Financial Forecasting Difficult

     We were founded in December 1995 and thus have a limited operating history. As a result of our limited operating history, we cannot forecast revenue and operating expenses based on our historical results. Accordingly, we base our expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than we had projected. Our ability to forecast accurately our quarterly revenue is limited because our software products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur. We would expect our business, operating results and financial condition to be materially adversely affected if our revenues do not meet our projections and that net losses in a given quarter would be greater than expected.

Recent Terrorist Activities and Resulting Military and Other Actions Could Adversely Affect Our Business

     Terrorist attacks in New York City and Washington, D.C. in September of 2001 have disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad and the continuing potential for military action in Afghanistan and other countries and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or our inability to effectively market, sell and deploy our software and services, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long term commercial disruptions or if such activities or responses will have a long term material adverse effect on our business, results of operations or financial condition.

We Must Successfully Complete the Implementation of Our Business Restructuring Efforts

     In accordance with our restructuring efforts announced during 2001, we are currently transitioning our business and realigning our strategic focus towards our core market, technologies and products. Internal changes resulting from our business restructuring announced during 2001 are substantially complete, but many factors may negatively impact our ability to implement our strategic focus including our ability to manage the implementation, sustain the productivity of our workforce and retain key employees, manage our operating expenses and quickly respond to and recover from unforeseen events associated with the restructuring. We may be required by market conditions to undertake additional restructuring efforts in the future. Our business, results of operations or financial condition could be materially adversely affected if we are unable to manage the implementation, sustain the productivity of our workforce and retain key employees, manage our operating expenses or quickly respond to and recover from unforeseen events associated with any future restructuring efforts.

We Expect Our Quarterly Revenues and Operating Results to Fluctuate

     Our revenues and operating results have varied significantly from quarter to quarter in the past and we expect that our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

     o Demand for our products and services; o The timing of sales of our products and services;
     o    The timing of customer orders and product implementations;
     o    Seasonal fluctuations in information technology purchasing;
     o    Unexpected delays in introducing new products and services;
     o Increased expenses, whether related to sales and marketing, product development or administration;
     o    Changes in the rapidly evolving market for e-business solutions;
     o The mix of product license and services revenue, as well as the mix of products licensed;
     o The mix of services provided and whether services are provided by our own staff or third-party contractors;
     o    The mix of domestic and international sales;
     o    Difficulties in collecting accounts receivable;
     o    Costs related to possible acquisitions of technology or businesses;
          and
     o    The general economic climate.

     Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

     We will continue to invest in our research and development, sales and marketing, professional services and general and administrative organizations. We expect such spending, in absolute dollars, will be lower than in recent periods; however, if our revenue expectations are not achieved, our business, operating results or financial condition could be materially adversely affected and net losses in a given quarter would be greater than expected.

Our Quarterly Results May Depend on a Small Number of Large Orders

     In prior quarters, we derived a significant portion of our software license revenues from a small number of relatively large orders. Our operating results could be materially adversely affected if we are unable to complete a significant order that we expected to complete in a specific quarter. No single customer accounted for more than 10% of our total revenues during 2001.

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

In Order to Increase Market Awareness of Our Products and Generate Increased Revenue We Need to Continue to Strengthen Our Sales and Distribution Capabilities

     Our direct and indirect sales operations must increase market awareness of our products to generate increased revenue. We cannot be certain that we will be successful in these efforts. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. All new hires will require training and will take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We plan to expand our relationships with systems integrators and certain third-party resellers to build an indirect influence and sales channel. In addition, we will need to manage potential conflicts between our direct sales force and any third-party reselling efforts.

Failure to Maintain the Support of Third-Party Systems Integrators May Limit Our Ability to Penetrate Our Markets

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

Our Lengthy Sales Cycle and Product Implementation Makes It Difficult to Predict Our Quarterly Results

     We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of e-business applications. Our long sales cycle makes it difficult to predict the quarter in which sales may fall. In addition, since we recognize a portion of our revenue from product sales upon implementation of our product, the timing of product implementation could cause significant variability in our license revenues and operating results for any particular period. The implementation of our products requires a significant commitment of resources by our customers, third-party professional services organizations or our professional services organization, which makes it difficult to predict the quarter when implementation will be completed.

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

     We generally bill our customers for our services on a time-and-materials basis. However, from time to time we enter into fixed-price contracts for services, and may include terms and conditions that may extend the recognition of revenue for work performed into following quarters. On occasion, the costs of providing the services have exceeded our fees from these contracts and such contracts have negatively impacted our operating results.

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

  We recorded 36% of our total revenue for the year ended December 31, 2001 through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

     To date, a majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. To date, we have not engaged in any foreign exchange hedging transactions and we are therefore subject to foreign currency risk.

In Order to Properly Manage Future Growth, We May Need to Implement and Improve Our Operational Systems on a Timely Basis

     We have experienced periods of rapid expansion since our inception. Rapid growth places a significant demand on management and operational resources. In order to manage such growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition will be materially adversely affected.

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

We Have Relied and Expect to Continue to Rely on Sales of Our Vignette(R)V6 Product Line for Our Revenue

     We currently derive substantially all of our revenues from the license and related upgrades, professional services and support of our Vignette(R) V6 software products. We expect that we will continue to depend on revenue related to new and enhanced versions of our Vignette(R) V6 product line for at least the next several quarters. We cannot be certain that we will be successful in upgrading and marketing our products or that we will successfully develop and market new products and services. If we do not continue to increase revenue related to our existing products or generate revenue from new products and services, our business, operating results and financial condition would be materially adversely affected.

Our Future Revenue is Dependent Upon Our Ability to Successfully Market Our Existing and Future Products

     We expect that our future financial performance will depend significantly on revenue from existing and future software products and the related tools that we plan to develop, which is subject to significant risks. There are significant risks inherent in a product introduction such as our existing Vignette(R) V6 software products. Market acceptance of these and future products will depend on continued market development for Internet products and services and the commercial adoption of standards on which the Vignette(R) V6 is based. We cannot be certain that either will occur. We cannot be certain that our existing or future products offering will meet customer performance needs or expectations when shipped or that it will be free of significant software defects or bugs. If our products do not meet customer needs or expectations, for whatever reason, upgrading or enhancing the product could be costly and time consuming.

If We are Unable to Meet the Rapid Changes in Software Technology, Our Existing Products Could Become Obsolete

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

We Face Intense Competition from Other Software Companies, Which Could Make it Difficult to Acquire and Retain Customers Now and in the Future

     Our market is intensely competitive. Our customers' requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future.

     Our principal competitors include: in-house development efforts by potential customers or partners; other vendors of software that directly address elements of e-business applications; and developers of software that address only certain technology components of e-business applications (e.g., content management).

     Many of these companies, as well as some other competitors, have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that may discourage users from purchasing our products. In addition, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

The Internet is Generating Privacy Concerns in the Public and Within Governments, Which Could Result in Legislation Materially and Adversely Affecting Our Business or Result in Reduced Sales of Our Products, or Both

     Businesses use our Vignette(R) V6 products to develop and maintain profiles to tailor the content to be provided to Web site visitors. Typically, the software captures profile information when consumers, business customers or employees visit a Web site and volunteer information in response to survey questions. Usage data collected over time augments the profiles. However, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting certain Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. We are not aware of any such legislation or regulatory requirements currently in effect in the United States. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be materially adversely affected.

     Our Vignette(R) V6 products use "cookies" to track demographic information and user preferences. A "cookie" is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but generally removable by the user. Countries such as Germany have imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged passage of laws limiting or abolishing the use of cookies. If more such laws are passed, our business, operating results and financial condition could be materially adversely affected.

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

Risks Related to the Software Industry

Our Business is Sensitive to the Overall Economic Environment; the Continued Slowdown in Information Technology Spending Could Harm Our Operating Results

     The primary customers for our products are enterprises seeking to launch or expand e-business initiatives. The continued significant downturn in our customers' markets and in general economic conditions that result in reduced information technology spending budgets would likely result in a decreased demand for our products and services and harm our business. Industry downturns like these have been, and may continue to be, characterized by diminished product demand, erosion of average selling prices, lower than expected revenues and difficulty making collections from existing customers.

Our Performance Will Depend on the Growth of the Internet for Transacting
Business

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

Our Business May Be Adversely Affected by Class Action Litigation Due to Stock Price Volatility

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in Part I, Item 3 - "Legal Proceedings" of this Report. The defense of this litigation described in Part I, Item 3 may increase our expenses and divert our management's attention and resources, and an adverse outcome could harm our business and results of operations. Additionally, we may in the future be the target of similar litigation. Future securities litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 2.  PROPERTIES

     Our principal research, development, sales, marketing and administrative headquarter offices are located in Austin, Texas. We own no real estate or facilities. As of December 31, 2001, we leased office space in the following locations: Austin and Houston, Texas; San Ramon, California; New York City, New York; Reston, Virginia; Waltham and Boston, Massachusetts; Maidenhead, England; Madrid, Spain; Hamburg, Germany; Sydney, Australia; and Singapore. Such leases have remaining terms of up to 10 years. All offices listed above support sales and services activity, and we have research and development activity in our Austin, Texas and Waltham, Massachusetts offices.

     Additionally, we lease several medium-sized, short-term offices, with remaining terms of less than one year. Such offices are located in: Atlanta, Georgia; Los Angeles, California; Gaithersburg, Maryland; Paris, France; Munich, Germany; Melbourne, Australia; and Hong Kong, China. We also lease and utilize numerous full service managed suites, executive suites, and serviced office short-term leases for small sales offices across the United States and around the world. These small offices generally have lease terms of less than one year, to allow us the flexibility to more quickly adjust to changing business and customer support requirements. As of December 31, 2001, we leased office space in 19 countries outside of the United States.

     Throughout fiscal year 2001, we pursued a global consolidation of our leased office portfolio. Some of the resulting excess lease space had terms that expired in 2001, or will expire in the near term, and we have successfully negotiated early terminations of some leases, in part or in whole. We currently sublease surplus office space in Austin, Texas; Boston and Waltham, Massachusetts; and Singapore to unrelated third-parties. We are in the process of actively marketing and attempting to sublease our remaining surplus properties located in Austin and Houston, Texas; Los Angeles and San Ramon, California; Waltham, Massachusetts; and New York City, New York for the remaining lease terms.

ITEM 3.  LEGAL PROCEEDINGS

     On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company's initial public offering of Vignette stock in February 1999 and the Company's secondary public offering of Vignette stock in December 1999 - Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company's initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in "tie-in arrangements" whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company's initial public offering and the prospectus and registration statement for the Company's secondary public offering. The Company believes that this lawsuit is without merit and intends to defend itself vigorously.

     The Company is also subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2001.

ITEM 4A. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers and directors of Vignette as of February 28, 2002:

Name                              Age                      Position
----                              ---                      --------
Gregory A. Peters (1) .........   41    Chief Executive Officer and Chairman of the Board of Directors
Thomas E. Hogan ...............   42    President and Chief Operating Officer and Director,
William R. Daniel .............   46    Senior Vice President and General Manager, Strategy and
                                           Technology
Peter A. Espinosa .............   42    Senior Vice President, Global Sales and Operations
Bryce M. Johnson ..............   43    Senior Vice President, Secretary and General Counsel
Philip C. Powers ..............   43    Senior Vice President, Global Marketing
Charles W. Sansbury ...........   34    Senior Vice President and Chief Financial Officer
David J. Shirk ................   35    Senior Vice President, Products
Jeanne K. Urich ...............   49    Senior Vice President, Global Professional Services
Robert E. Davoli (2) ..........   53    Director
Jeffrey S. Hawn (3) ...........   38    Director
Joseph A. Marengi (2)(3) ......   48    Director
Steven G. Papermaster (3) .....   43    Director

--------------
(1) Member of the Stock Option Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee

     Set forth below is biographical information about each of our executive officers and directors.

     Gregory A. Peters has served as our Chief Executive Officer and as a director since June 1998 and has served as the Chairman of the Board since January 2000. From June 1998 to March 2001, Mr. Peters served as our President. From October 1997 to May 1998, Mr. Peters served as President and Chief Executive Officer of Logic Works, Inc., a software company. Mr. Peters joined Logic Works as Chief Financial Officer and Executive Vice President, Finance and Operations in August 1996 and served as Acting President and Chief Executive Officer from April 1997 to October 1997. From April 1994 to August 1996, Mr. Peters served as Chief Financial Officer, Treasurer and Senior Vice President, and from 1992 to March 1994, as Controller and Treasurer, at Micrografx, Inc., a Windows-based graphics software company. From 1990 to 1992, Mr. Peters held various financial positions at DSC Communications Corporation, a telecommunications company. Mr. Peters is a Certified Public Accountant and received his Bachelor of Arts degree in Business Administration from Rhodes College in Memphis, Tennessee.

     Thomas E. Hogan has served as our President, Chief Operating Officer and as a director since April 2001. Mr. Hogan is responsible for managing the Company's worldwide operations including sales, marketing, professional services and product development. From March 1999 to March 2001, Mr. Hogan served in various roles, including most recently as Senior Vice President of Worldwide Sales and Operations of Siebel Systems Inc. At Siebel Systems, he was responsible for generating license revenue through all distribution channels, including direct sales, telesales and the reseller channel. Prior to his employment at Siebel Systems, Mr. Hogan worked at IBM Corporation from January 1982 to March 1999, where he held several executive posts, including Vice President of Midrange Systems, Vice President of Sales, Consumer Packaged Goods and Vice President, Sales Operations. Mr. Hogan received his Bachelor of Sciences degree in Biomedical Engineering from the University of Illinois and his Masters of Business Administration degree in finance and international business with distinction from the J.L. Kellogg Graduate School of Management at Northwestern University.

     William R. Daniel has served as our Senior Vice President and General Manager of Strategy and Technology since July 2001. From September 1999 to June 2001, he served as our Senior Vice President of Products and from November 1998 to August 1999, he served as our Vice President, Business Development. From August 1995 to May 1998, Mr. Daniel served as President, Chief Operating Officer, and was a co-founder of Wallop Software, Inc., a provider of web application development and assembly solutions. From June 1988 to July 1995, he served as Chief Operating Officer and Senior Vice President of Datis Corporation (acquired by HCIA, Inc. in 1995), a healthcare information provider. Mr. Daniel received his Bachelor of Arts degree in Engineering Sciences with honors from Dartmouth College and his Masters of

Business Administration degree in finance with honors from the Haas School of Business at the University of California, Berkeley.

     Peter A. Espinosa has served as our Senior Vice President of Global Sales and Operations since January 2002 and as our Vice President of North American Sales from May 2001 to January 2002. From December 1999 to May 2001, Mr. Espinosa was Vice President and Chief Sales Officer for NetSales, Inc., a provider of e-business solutions for supplier enablement. From May 1999 to December 1999, he was Vice President of North American Sales for Cambridge Technology Partners, a global e-services subsidiary of Novell, Inc. From May 1998 to May 1999, Mr. Espinosa was the Vice President of World-Wide Sales and Marketing for Peritus Software Services, an independent software development organization. Prior to his employment with Peritus Software Services, Mr. Espinosa worked at IBM Corp. for 17 years in a variety of sales and marketing positions. His most recent position at IBM Corp. was as Executive Assistant to the Chairman of the Board of Directors and Chief Executive Officer. Mr. Espinosa received his Bachelor of Arts degree in Speech Communications and Political Sciences from Luther College in Decorah, Iowa.

     Bryce M. Johnson has served as our Senior Vice President and General Counsel since December 2000 and is responsible for overseeing the Company's legal, human resources and governmental affairs. From March 1997 to November 2000, Mr. Johnson was the Chief Legal Counsel for Tivoli Systems Inc. and Associate General Counsel of IBM Corporation. From May 1984 to March 1997, Mr. Johnson held a variety of legal positions with IBM Corporation, including Counsel to IBM Europe in Paris, France. Mr. Johnson received his Bachelor of Arts degree with highest honors from Georgetown College and his Doctorate of Jurisprudence from the University of Kentucky.

     Philip C. Powers has served as our Senior Vice President of Global Marketing since February 2002, as our Senior Vice President of Professional Services from September 1999 to February 2002 and as our Vice President, Professional Services from August 1998 to September 1999. From February 1997 to August 1998 he served as Vice President of Worldwide Professional Services at Tivoli Systems, Inc., a client/server software company. From January 1981 to February 1997, he held several management roles at IBM which most recently included Director of Worldwide Channel Marketing for IBM's software group and Director of Worldwide Marketing, LAN systems for IBM's personal software products division. Mr. Powers received his Bachelor of Arts in Marketing and Business Management from the University of Dayton.

     Charles W. Sansbury has served as our Chief Financial Officer since September 2001. He served as our Senior Vice President of Corporate Development from January 2000 to August 2001, helping guide our strategic financing initiatives. From June 1996 to January 2000, Mr. Sansbury was a Principal in the Technology Investment Banking Group at Morgan Stanley Dean Witter. From August 1993 to June 1996, Mr. Sansbury was an investment banker at Lehman Brothers. Mr. Sansbury received his Master of Business Administration degree from the Wharton School of the University of Pennsylvania and his Bachelor of Science degree from Georgetown University.

     David J. Shirk has served as our Senior Vice President of Products since July 2001. He served as our Senior Vice President and General Manager, Application Platform Products Division, from July 2000 to June 2001. From March 1998 to June 2000, Mr. Shirk worked at Novell Corporation as Chief Technology Officer and Senior Vice President of Product Management, where he was responsible for delivering Novell's Net services software strategy and roadmap for all Novell products. From March 1996 to February 1998, he was Vice President of Marketing at Oracle Corporation in charge of its Industry Applications Division. He has more than 12 years of experience in product development, product marketing, business application and vertical industry business solutions. Mr. Shirk received his Bachelor of Arts degree in Business Administration from Ohio State University.

     Jeanne K. Urich has served as our Senior Vice President of Global Professional Services since February 2002. From February 2001 to February 2002, Ms. Urich served as Vice President of Global Professional Services and Training at Blue Martini Software, Inc., a provider of electronic customer relationship management software applications. From March 2000 to December 2000, Ms. Urich served as Senior Vice President of Global e-Business Professional Services and Training for Nortel Networks Corporation, a global supplier of networking solutions and services. From July 1998 to March 2000, Ms. Urich served in a similar position at Clarify, Inc. a provider of customer relationship management software. From January 1998 to July 1998, Ms. Urich was worldwide director of technology services at Compaq Corporation, a global provider of technology and solutions. From July 1996 to December 1997, Ms. Urich served in a similar position at Tandem Computers, a supplier of computer products and services. From July 1976 to July 1996, Ms. Urich held various management positions including director of services marketing and business development at Digital Equipment Corporation, a supplier of computer products and services. Ms. Urich received her Bachelor of Arts degree in mathematics and computer sciences from Vanderbilt University.

     Robert E. Davoli has served as a director of Vignette since February 1996. Mr. Davoli has served as General Partner of Sigma Partners, a venture capital firm, since January 1995. He served as President and Chief Executive Officer of Epoch Systems, a client-server software company, from February 1993 to September 1994. From May 1986 through June 1992, Mr. Davoli was the President and Chief Executive Officer of SQL Solutions, a relational database management systems consulting and tools company that he founded and sold to Sybase, Inc. in January 1990. He is a director of the following publicly held companies: ISS Group, Inc., a network security software company, StorageNetworks, Inc., a data storage management software applications and services company, and Versata, Inc., a business logic development and management software company, and he serves as a director of several privately held companies. Mr. Davoli received his Bachelor of Arts degree in History from Ricker College.

     Jeffrey S. Hawn has served as a director of Vignette since November 2001. Mr. Hawn has served as Senior Vice President, Operations for BMC Software, Inc. since January 2002, where he is responsible for overseeing the finance, corporate planning and development, and information technology and business operations. He joined BMC Software in July 2000 and served as Senior Vice President, BMC Ventures through January 2002, where he was responsible for identifying, developing and managing BMC's emerging technologies and new business opportunities. Prior to joining BMC Software, Mr. Hawn was a partner with McKinsey & Company, a leading management consulting firm, where he led the firm's technology practices and served as manager of the Austin, TX office. During his tenure at McKinsey & Company, Mr. Hawn served a variety of hardware, software, telecom and IT services firms over the course of nearly 10 years. Before joining McKinsey & Company, he was with First Boston's investment banking group. Mr. Hawn received his Master of Business Administration degree from the University of Texas at Austin and his Bachelor of Science degree in Mechanical Engineering from Southern Methodist University.

     Joseph A. Marengi has served as a director of Vignette since July 1999. Mr. Marengi. Mr. Marengi is a Senior Vice President with Dell Computer Corporation and is responsible for the Dell Americas units serving corporate, government, education, healthcare, consumer and small and medium business customers throughout the United States, Canada and Latin America. Prior to joining Dell in July 1997, Mr. Marengi worked with Novell, Inc., most recently serving as President and Chief Operating Officer. He joined Novell in 1989, beginning as director of the Eastern region and moving through successive promotions to become Executive Vice President of Worldwide Sales and Field Operations. Mr. Marengi received his Bachelor of Arts degree in Public Administration from the University of Massachusetts, Boston, and his Masters degree in Management from the University of Southern California.

     Steven G. Papermaster has served as a director of Vignette since September 1998. Mr. Papermaster has served as the Chairman of Powershift Group, a technology venture development group, since 1996. He is also Chairman of Perficient, Inc., a provider of professional services to Internet software companies, as well as a director of several privately held companies. Mr. Papermaster was the Founder, Chairman and Chief Executive Officer (CEO) of BSG Corporation, a system integration company, from 1987 to 1996. Mr. Papermaster also founded Enterprise Technology Institute in 1990. Mr. Papermaster was also CEO and Chairman of Agillion, Inc., an Internet business service provider for small and mid-sized businesses, until November 2001, when he resigned as CEO and remained as Chairman. Agillion filed for bankruptcy under Chapter 7 of the United States Bankruptcy Code in July 2001. Mr. Papermaster received his Bachelor of Arts degree in Finance from the University of Texas at Austin.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The members of the Board of Directors, the executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. We believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our executive officers, Board members and greater than ten-percent stockholders.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock is traded on the Nasdaq National Market under the symbol "VIGN." Public trading of the common stock commenced on February 19, 1999. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low closing sale price per share of our common stock on the Nasdaq National Market in each of the last eight fiscal quarters, as adjusted for the two-for-one forward split of our common stock paid on December 1, 1999 and for the three-for-one forward split of our common stock paid on April 14, 2000.

                                                    High          Low
                                                 ----------    ----------
         Year Ended December 31, 2001:
             Fourth Quarter ....................    $ 6.65        $ 3.38
             Third Quarter .....................      9.36          3.54
             Second Quarter ....................     10.59          3.88
             First Quarter .....................     16.63          5.16
         Year Ended December 31, 2000:
             Fourth Quarter ....................   $ 34.38       $ 15.75
             Third Quarter .....................     52.25         27.00
             Second Quarter ....................     66.98         25.50
             First Quarter .....................     99.00         51.67

  At March 20, 2002, there were approximately 1,223 holders of record of our common stock and the closing price of our common stock was $2.80 per share.

Cash Dividends

  We have never declared or paid any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1999, 2000 and 2001 and the consolidated balance sheet data at December 31, 2000 and 2001 are derived from audited consolidated financial statements included elsewhere in this Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1997 and 1998 and the consolidated balance sheet data at December 31, 1997, 1998 and 1999 are derived from audited consolidated financial statements not included in this Report on Form 10-K.

                                                                     Year ended December 31,
                                                   -----------------------------------------------------------
                                                     1997        1998      1999 (2)     2000 (3)      2001
                                                   --------    --------    --------    ---------   -----------
                                                              (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
     Product license ............................. $  1,943    $  8,584    $ 46,292    $ 216,257   $   154,381
     Services ....................................    1,081       7,621      42,893      150,404       142,369
                                                   --------    --------    --------    ---------   -----------
             Total revenue .......................    3,024      16,205      89,185      366,661       296,750
Cost of revenue:
     Product license .............................       37         964       3,306        7,611         5,243
     Services (1) ................................    1,438       9,340      32,815      109,039        78,299
                                                   --------    --------    --------    ---------   -----------
             Total cost of revenue ...............    1,475      10,304      36,121      116,650        83,542
                                                   --------    --------    --------    ---------   -----------
Gross profit                                          1,549       5,901      53,064      250,011       213,208
Operating expenses:
     Research and development (1) ................    2,895       6,962      16,447       58,324        64,850
     Sales and marketing (1) .....................    4,964      15,880      50,232      177,391       178,282
     General and administrative (1) ..............    1,333       4,864       9,494       38,625        29,907
     Purchased in-process research and
       development, acquisition-related
       and other charges .........................        -       2,089      15,641      169,885         1,919
     Impairment of goodwill ......................        -           -           -            -       799,169
     Business restructuring charges ..............        -           -           -            -       120,935
     Amortization of deferred stock
       compensation ..............................        -       2,475       5,654       33,863         8,734
     Amortization of intangibles .................        -           -       1,796      328,691       500,045
                                                   --------    --------    --------    ---------   -----------
             Total operating expenses ............    9,192      32,270      99,264      806,779     1,703,841
                                                   --------    --------    --------    ---------   -----------
                Loss from operations .............   (7,643)    (26,369)    (46,200)    (556,768)   (1,490,633)
Other income, net ................................      169         172       3,723       25,992       (35,275)
                                                   --------    --------    --------    ---------   -----------
                Loss before income taxes .........   (7,474)    (26,197)    (42,477)    (530,776)   (1,525,908)
Provision for income taxes .......................        -           -           -        1,449         1,731
                                                   --------    --------    --------    ---------   -----------
                Net loss ......................... $ (7,474)   $(26,197)   $(42,477)   $(532,225)  $(1,527,639)
                                                   ========    ========    ========    =========   ===========
Basic net loss per share ......................... $  (0.70)   $  (1.53)   $  (0.31)   $   (2.59)  $     (6.32)
                                                   ========    ========    ========    =========   ===========
Shares used in computing basic
  net loss per share .............................   10,728      17,094     137,253      205,885       241,762
--------------
(1) Excludes amortization of deferred stock compensation as follows:

                                                                       Year ended December 31,
                                                   -----------------------------------------------------------
                                                     1997        1998        1999        2000         2001
                                                   --------    --------    --------    ---------   -----------

    Cost of revenue - services ................... $    -      $    376    $    820    $   2,968   $     1,965
    Research and development .....................      -           573       1,059       12,300         2,446
    Sales and marketing ..........................      -           898       2,248       11,785         3,066
    General and administrative ...................      -           628       1,527        6,810         1,257
                                                   --------    --------    --------    ---------   -----------
                                                   $    -      $  2,475    $ 5,654     $  33,863   $     8,734
                                                   ========    ========    ========    =========   ===========

                                                                      As of December 31,
                                                   ------------------------------------------------------
                                                     1997       1998     1999 (2)    2000 (3)     2001
                                                   -------   --------   ---------   ----------  ---------
                                                                     (in thousands)
Consolidated Balance Sheet Data:
Consolidated Statements of Operations Data:
Cash, cash equivalents and
   short-term investments ........................ $ 6,865   $ 12,242   $ 402,229   $  447,833  $ 391,632
Working capital ..................................   4,255      3,757     375,211      389,831    305,826
Total assets .....................................   8,499     21,349     498,166    2,190,954    663,026
Long-term debt and capital lease
   obligation, less current portion ..............     833        758           -          782        240
Redeemable convertible preferred stock ...........  13,458     36,258           -            -          -
Total stockholders' equity (deficit) .............  (9,248)   (30,767)    437,059    2,024,513    510,301
------------

(2)  Reflects the acquisition of Diffusion, Inc. on June 30, 1999.
(3) Reflects the acquisitions of Engine 5, Ltd., DataSage, Inc. and OnDisplay, Inc. on January 18, 2000, February 15, 2000 and July 5, 2000, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements contained in this Report on Form 10-K that are not purely historical statements are forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this filing on Form 10-K to conform these statements to actual results. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors That May Affect Future Results" and the risks discussed in our other historical SEC filings.

Overview

  Vignette Corporation is a leading provider of content management applications used by organizations to create and maintain effective online relationships with their customers, employees, business partners and suppliers. Vignette allows organizations to combine a comprehensive understanding of what content assets they have across the business, and their value, with Web applications that predict users' needs and expectations. By putting the right information in front of the right person at the right time, we help Web visitors make informed decisions, and help organizations successfully manage those relationships.

  The family of Vignette products is focused around the comprehensive content management capabilities required by organizations to handle both the active management of electronic assets across the business, and the delivery of that content in context to multiple audiences.

        Content Management  --  the ability to manage and deliver content to almost every electronic touch-point from virtually any source. This includes the ability to create new content, collect content from existing sources, produce it for Web use, deliver it in context, and observe its use by Web visitors to continue to deliver the right content to the right person at the right time.

        Content Management
              Extensions    --  advanced capabilities to extend the
                                organization's ability to harness all available content, measure its value, deliver it through multiple channels, and determine appropriate content offers for different audiences.

  Our applications leverage these content capabilities to enable organizations to use the Web to generate revenue. We are focused on the online success of our more than 1,300 customers.

  Our products are supported by our services organization, which offers a broad range of services, including strategic planning, project management, account management, general implementation services, technical support and an extensive array of training offerings.

  Our business is facilitated by a community of skilled partners specifically selected to support our customers and to ensure their success. This "Vignette Economy" includes a number of partnerships with leading system integrators like Accenture, Deloitte Consulting, EDS, IBM Global Services, Inforte and PricewaterhouseCoopers. It also includes strategic alliances with technology leaders like BEA Systems, IBM and Sun Microsystems.

  We are headquartered in Austin, Texas, and operate satellite offices in other U.S. cities. In addition, we have offices throughout the Americas, Europe, Asia and Australia. We had 1,321 full-time employees at December 31, 2001. Headcount decreased from 2,330 at December 31, 2000 due primarily to the restructuring efforts we implemented in 2001.

  Since our inception, we have incurred substantial costs to develop our technology and products, market, sell and service these products, recruit and train personnel and build an infrastructure. As a result, we have incurred significant losses since our inception and, as of December 31, 2001, we had an accumulated deficit of approximately $2.1 billion. We believe our success depends on the continued development and acceptance of our products and services, the growth of our customer base as well as the overall growth in the content management applications market. Accordingly, we intend to invest in research and development, sales, marketing, professional services and to a lesser extent our operational and financial systems, as necessary. Furthermore, we expect to continue to incur operating losses in the near future, and we will require increases in revenues before we achieve and sustain profitability; however, we cannot assure that such increases in revenue will result in profitability.

2001 Highlights

Vignette(R) V6 Introduction In September 2001, we launched and shipped the Vignette(R) V6 product family, the newest release of our flagship content management application. The core of the V6 family is the Vignette Content Suite, which is the first product on the market to combine industry-leading content management, content integration and content analysis applications in a single solution. The Vignette(R) V6 family also includes the Vignette content extensions, which our customers can use to further expand the power, flexibility and functionality of the Vignette Content Suite.

Restructuring Efforts During fiscal year 2001, we approved a restructuring plan that reduced headcount and infrastructure and consolidated operations. As a result, we reduced headcount by approximately 975 individuals and recorded $120.9 million in business restructuring charges in 2001.

  In March 2002, we approved a plan to further align our cost structure with current economic and industry conditions. These actions, which will affect employees across all levels, functional areas and geographies, will include:

   o voluntary salary reductions effective April 1, 2002 through September 30, 2002;
   o  headcount reductions; and
   o  facilities consolidation.

  We will issue stock options to certain employees who volunteer for a salary reduction. We expect to record deferred compensation for the intrinsic value of the stock options as of the grant date. Such amount will be amortized to expense over the one-year vesting period.

Impairment of Goodwill As a result of negative economic, industry and Company-specific trends experienced throughout 2001, we recorded a $799.2 million non-cash, goodwill impairment charge during the fourth quarter of 2001. Such goodwill originally arose in connection with our four business acquisitions completed during fiscal years 1999 and 2000. These acquisitions were generally completed during a period when stock valuations for companies in the software sector were at much higher levels.

Stock Option Exchange Program During 2001, we issued approximately 2.4 million restricted shares and approximately 7.7 million options to, and concurrently canceled approximately 19.2 million stock options of, certain employees who elected to participate in our stock option exchange program. This program was designed to retain our employees and to provide them with an incentive for maximizing stockholder value. As a result of this transaction, we recorded deferred compensation of approximately $14.9 million.

Critical Accounting Policies and Estimates

  The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

  We believe the following represent our critical accounting policies:

   o   Revenue Recognition;
   o   Estimating the Allowance for Doubtful Accounts;
   o   Valuation of Investments;
   o   Estimating Business Restructuring Accruals; and
   o   Valuation of Goodwill and Identifiable Intangible Assets.

  Revenue Recognition Revenue consists of product and service fees. Product fee income is earned through the licensing or right to use our software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, consulting services and training services.

  We do not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights to return, refund or cancel have expired or acceptance has occurred.

  We recognize revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

  Where software licenses are sold with maintenance or other services, we allocate the total fee to the various elements based on the relative fair values of the elements specific to us. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence ("VSOE") of fair value. For software licenses with a fixed number of licenses, VSOE of fair value is based upon the price charged when sold separately, which is in accordance with our standard price list. Our standard price list specifies prices applicable to each level of volume purchased and is applicable when the products are sold separately. For software licenses with enterprise-wide usage (unlimited quantities), VSOE of fair value for the license element is not available, and, accordingly, license revenue is recognized using the residual method. Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element (license element). For consulting and implementation services, VSOE of fair value is based upon the rates charged for these services when sold separately. We generally sell services under time-and-material agreements. For maintenance, VSOE of fair value is based upon either the renewal rate specified in each contract, or the price charged when sold separately. Both the renewal rate and price when sold separately are in accordance with our standard price list. Except when the residual method is used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element's fair value without regard to the discount.

  Revenue allocated to product license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, we have no significant remaining obligations with regard to implementation, and collection of a fixed or determinable fee is probable. We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable, and such amounts are recognized as revenue as they become due. If collectibility is not considered probable, revenue is recognized when the fee is collected. For software arrangements where we are obligated to perform professional services for implementation, we do not consider delivery to have occurred or customer payment to be probable of collection until no significant obligations with regard to implementation remain. Generally, this would occur when substantially all service work has been completed in accordance with the terms and conditions of the customer's implementation requirements but may vary depending on factors such as an individual customer's payment history or order type (e.g., initial versus follow-on).

  Revenue from perpetual licenses that include unspecified, additional software products is recognized ratably over the term of the arrangement, beginning with the delivery of the first product.

  Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

  Revenue allocated to training and consulting service elements is recognized as the services are performed. Our consulting services are not essential to the functionality of our products as (1) such services are available from other vendors and (2) we have sufficient experience in providing such services.

  Deferred revenue includes amounts received from customers in excess of revenue recognized. Accounts receivable includes amounts due from customers for which revenue has been recognized.

  We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers' ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers' financial condition.

  Estimating the Allowance for Doubtful Accounts We continuously assess the collectibility of outstanding customer invoices and in doing such, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience, a customer's current credit-worthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer's ability to pay. Actual customer collections could differ from our estimates.
For example, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  Investments We periodically analyze our long-term investments for impairments considered other than temporary. In performing this analysis, we first evaluate whether general market conditions which reflect prospects for the economy as a whole, or specific information pertaining to the specific investment's industry or that individual company, indicates that a decline in value that is other than temporary has occurred. If so, we consider specific factors, including the financial condition and near-term prospects of each investment, any specific events that may affect the investee company, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We record an investment impairment charge in the line item "Other income and expense" when we believe an investment has experienced a decline in value that is other than temporary.

  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

  Business Restructuring We vacated excess leased facilities as a result of the restructuring plan we initiated during 2001. We recorded an accrual for the remaining lease liabilities of such vacated properties as well as brokerage commissions, partially offset by estimated sublease income. We estimated the costs of these excess leased facilities, including estimated costs to sublease and resulting sublease income, based on market information and trend analysis. Actual results could differ from these estimates. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments.

  Impairment of Goodwill and Identifiable Intangible Assets We assess the impairment of goodwill and identifiable intangible assets when events or circumstances indicate that the carrying value may not be recoverable. Events or circumstances which could trigger an impairment review include, but are not limited to the following:

   o    Significant negative industry or economic trends;
   o Significant underperformance relative to our expected historical or our projected future operating results;
   o    Significant decline in our common stock for a sustained period of time;
        and
   o    Our market capitalization relative to our net book value.

  If we determine that the carrying value of goodwill may not be recoverable, then we must estimate the fair value of goodwill. We estimate the fair value of goodwill by projecting future cash flows and other factors. If the estimated fair value is less than the carrying value, we record an impairment charge in the current period. The assumptions supporting the estimated cash flows and other factors, reflect our best estimates at the time of such impairment assessment. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge in future periods. During the year ended 2001, we recorded a $799.2 million non-cash impairment charge to reduce enterprise-level goodwill to its estimated fair value. On January 1, 2002, we adopted the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142") and will be required to analyze our goodwill for impairment during the first six months of fiscal 2002, and then on a periodic basis thereafter.

Accounting Reclassification and Change in Accounting Estimate

  Effective December 31, 2001, we report all bad debt expense in the operating expense cost category, Selling and marketing. In previous periods, we reported a portion of bad debt expense in "Cost of revenue - services". Bad debt expense reported in "Cost of revenue - services" for prior periods have been reclassified to conform to the current year presentation and such reclassification had no impact on our reported net loss, net loss per share or stockholders' equity. Bad debt expense reclassified from "Cost of revenue - services" to "Selling and marketing" was $673,000, $2.4 million and $5.7 million for the years ended December 31, 1999, 2000 and 2001, respectively. The effect of this reclassification was to increase gross margin by approximately 1%, 0% and 2% in 1999, 2000 and 2001, respectively and to increase "Selling and marketing" as a percentage of sales by a comparable amount.

  Effective January 1, 2001, we changed the useful life of certain fixed assets, specifically computer equipment and software. Consequently, the estimated depreciable lives of these fixed assets were changed from 18 months to 36 months. This change in accounting estimate did not have a material impact on our financial condition, net losses or cash flows for the year ended December 31, 2001.

Business Combinations

  We have completed four acquisitions since our inception, three of which occurred during 2000 and one during 1999. We acquired no businesses during 2001. All acquisitions were accounted for as purchase business combinations and therefore, the net assets acquired, or net liabilities assumed were recorded at their estimated fair value at the respective date of acquisition and the results of operations have been included with ours for the periods subsequent to the respective acquisition date.

Engine 5 Effective January 18, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of Engine 5, Ltd. ("Engine 5"), a developer of enterprise-wide Java server technology, in exchange for 248,043 shares of our common stock and approximately $4.9 million in cash. The total cost of the acquisition, including transaction costs of $400,000, was approximately $20.0 million.

  Additionally, as part of the Engine 5 acquisition, contingent consideration of $3.8 million and $1.8 million was recorded during the years ended December 31, 2000 and 2001, respectively. Such contingent consideration was based upon satisfaction of defined employment requirements subsequent to the January 18, 2000 acquisition date. All employment requirements have been satisfied and there remains no future contingent stock issuance or cash payments subsequent to December 31, 2001. The contingent consideration related to the Engine 5 acquisition was not included in the total purchase price, above, but was expensed as future employment requirements were satisfied.

DataSage Effective February 15, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of DataSage, Inc. ("DataSage"), a leading provider of e-marketing and personalization applications, in exchange for 9,458,061 shares of our common stock. At the time of the acquisition, the total purchase price, including transaction costs of $1.1 million, was approximately $586.6 million.

OnDisplay Effective July 5, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of OnDisplay, Inc. ("OnDisplay"), a leading provider of e-business infrastructure software for powering e-business portals and e-marketplaces, in exchange for 42,016,975 shares of Vignette common stock. At the time of the acquisition, the total purchase price, including transaction costs of $14.0 million, was approximately $1.5 billion.

  In connection with our acquisitions, we incurred one-time acquisition costs and integration-related charges. Such charges relate to product integration, cross-training of employees, and other merger-related items. Additionally, a portion of the OnDisplay and DataSage purchase price was allocated to in-process research and development and was expensed upon the consummation of these transactions. These acquisition, integration and in-process research and development charges totaled approximately $169.9 million and $1.9 million during fiscal years 2000 and 2001, respectively.

  Intangible assets, net of accumulated amortization, represented 68% and 25% of total assets at December 31, 2000 and 2001, respectively. The decrease, as a percentage of total assets, relates primarily to the amortization of intangible assets and impairment of goodwill during 2001.

Results of Operations

  The following table sets forth, for the periods indicated, the percentage of revenues represented by certain line items in our consolidated statements of operations.

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1999    2000     2001
                                                         ----    ----     ----
Consolidated Statements of Operations Data:
Revenue:
     Product license ..................................    52 %    59 %     52 %
     Services .........................................    48      41       48
                                                         ----    ----     ----
          Total revenue ...............................   100     100      100
Cost of revenue:
     Product license ..................................     4       2        2
     Services .........................................    37      30       26
                                                         ----    ----     ----
          Total cost of revenue .......................    41      32       28
                                                         ----    ----     ----
              Gross profit ............................    59      68       72
Operating expenses:
     Research and development .........................    18      16       22
     Sales and marketing ..............................    57      48       60
     General and administrative .......................    11      11       10
     Purchased in-process research and development,
       acquisition-related and other charges ..........    18      46        1
     Impairment of goodwill ...........................     -       -      269
     Business restructuring charges ...................     -       -       41
     Amortization of deferred stock compensation ......     6       9        3
     Amortization of intangibles ......................     2      90      168
                                                         ----    ----     ----
          Total operating expenses ....................   112     220      574
                                                         ----    ----     ----
              Loss from operations ....................   (53)   (152)    (502)
Other income, net .....................................     4       7      (12)
                                                         ----    ----     ----
              Loss before income taxes ................   (49)   (145)    (514)
Provision for income taxes ............................     -       -        1
                                                         ----    ----     ----
              Net loss ................................   (49)%  (145)%   (515)%
                                                         ====    ====     ====

  Revenue

Comparison of fiscal years ended December 31, 2001, 2000 and 1999

  Total revenue decreased 19% to $296.8 million in 2001 from $366.7 million in 2000. This decrease is attributable to a world wide economic slowdown that has resulted in a substantial reduction in information technology spending. As a result, we experienced a longer sales cycle and a decrease in the number of new customers. Total revenue increased 311% to $366.7 million in 2000 from $89.2 million in 1999. This increase was attributable to a substantial increase in our customer base which grew from 518 at the end of 1999 to 1,250 at the end of 2000, an increase in the average size of new customer orders and follow-on orders from existing customers.

  We expect the economic uncertainty to continue to adversely affect our business for at least the next quarter and perhaps longer. We anticipate that total revenues in 2002 will decline compared to 2001.

  Product license. Product license revenue decreased 29% to $154.4 million in 2001 from $216.3 million in 2000, representing 52% and 59% of total revenue, respectively. This decrease is attributable to a slowdown in information technology spending experienced during 2001, as compared to 2000. Product license increased 367% to $216.3 million in 2000 from $46.3 million in 1999, representing 59% and 52% of total revenues, respectively. The increase in product license revenue was due to increases in the number of customers and the average size of new customer orders resulting from increased market acceptance of our products, increased follow-on orders from existing customers and orders influenced and implemented by third-party integration partners.

  Services. Services revenue decreased 5% to $142.4 million in 2001 from $150.4 million in 2000, representing 48% and 41% of total revenue, respectively. Services revenue from professional services fees continues to be the primary component of total services revenue, representing 29% and 31% of total revenues in 2001 and 2000, respectively. The overall decrease in services revenue resulted from a decrease in professional services revenue, which was partially offset by an increase in maintenance and support revenue. The decrease in professional services revenue resulted primarily from the slowdown in the overall economy, as well as an increase in consulting and implementation engagements performed by our partners. The increase in maintenance and support revenue relates to the purchase and renewal of maintenance and support agreements by our customers. Services revenue increased 251% to $150.4 million in 2000 from $42.9 million in 1999, representing 41% and 48% of total revenue, respectively. Services revenue from professional services fees was the primary component of total services revenue, representing 31% and 39% of total revenues in 2000 and 1999, respectively. The increase in professional services and maintenance and support revenues between 2000 and 1999 resulted from the substantial increase in our customer base and the increased sale of product licenses, which generally include or lead to agreements to perform professional services and training and purchases of software maintenance and technical support service arrangements.

  During the years ended 2001, 2000 and 1999, no single customer accounted for more than 10% of our total revenues. Revenues from international sales were approximately $106.1 million, $96.6 million and $13.1 million or 36%, 26% and 15% of total revenues for the years ended December 31, 2001, 2000, and 1999, respectively.

  Cost of Revenue

  Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, and personnel and other expenses related to providing maintenance and professional services.

Comparison of fiscal years ended December 31, 2001, 2000 and 1999

  Product License. Product license costs decreased 31% to $5.2 million in 2001 from $7.6 million in 2000, representing 3% and 4% of product license revenue, respectively. The decrease resulted primarily from the decline in overall product license revenue. Product license costs increased 130% to $7.6 million in 2000 from $3.3 million in 1999, representing 4% and 7% of product license revenue, respectively. The increase in absolute dollars was principally a result of both product license sales growth and royalties paid to third-party vendors for technology embedded in our product offerings. Product license costs were less as a percentage of product license revenue in 2000 as compared to 1999, primarily because significant product license revenue growth outpaced increases in product license costs and higher average sales prices in 2000 relative to 1999. We expect product license costs to increase in the future in absolute dollar terms due to additional customers licensing our products and the acquisition of OEM licenses to third-party technology that we may choose to embed in our product offerings.

  Services. Services costs decreased 28% to $78.3 million in 2001 from $109.0 million in 2000, representing 55% and 72% of services revenue, respectively. The decrease in absolute dollars relates primarily to cost savings resulting from the restructuring plan we initiated during 2001. The overall improvement in services gross margin between 2001 and 2000, was driven by a higher mix of maintenance and support revenue, in relation to total services revenue. As a result of our restructuring activities, we expect our services costs, in absolute dollars, to decrease in the near future. We expect services costs as a percentage of services revenue to decrease over time, but may vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors and overall utilization rates of our services personnel.

  Service costs increased 232% to $109.0 million in 2000 from $32.8 million in 1999, representing 72% and 77% of services revenue, respectively. The increase in absolute dollars resulted from the rapid expansion of our services organization. The overall improvement in services gross profit margin reflected increased leverage from the productivity of support, training, consulting and implementation activities.

  Professional services-related costs decreased 30% to $71.7 million in 2001 from $101.9 million in 2000, representing 83% and 89% of professional services revenue, respectively. Professional services costs increased 230% to $101.9 million in 2000 from $30.9 million in 1999, representing 89% and 90% of professional services-related revenue, respectively. Maintenance and support costs decreased 7% to $6.6 million in 2001 from $7.1 million in 2000, representing 12% and 20% of maintenance and support revenue, respectively. Maintenance and support costs increased 255% to $7.1 million in 2000 from $2.0 million in 1999, representing 20% and 23% of maintenance and support revenue, respectively.

  Operating Expenses

  We believe we must continue to improve efficiencies, reduce operating expenses and increase revenue to achieve profitability. As a result, we expect absolute dollars spent on research and development, sales and marketing and general and administrative activities to decrease in the near future; however, we cannot assure that such decreases will result in profitability.

Comparison of fiscal years ended December 31, 2001, 2000 and 1999

  Research and Development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased 11% to $64.8 million in 2001 from $58.3 million in 2000, representing 22% and 16% of total revenue, respectively. The increase is primarily attributable to the timing of our acquisition of OnDisplay in July 2000. This resulted in the increase of research and development personnel required to support our expanded product offering. Research and development increased 255% to $58.3 million in 2000 from $16.4 million in 1999, representing 16% and 18% of total revenue, respectively. The increase in absolute dollars was due to the increase in research and development personnel, through both internal growth and our acquisitions in 2000, and to the expansion of our product offerings. The decrease in research and development as a percentage of total revenue in 2000 as compared to 1999 resulted primarily because significant revenue growth during 2000 outpaced increases in research and development expenditures.

  As a result of our restructuring plan initiated during 2001, we expect our research and development spending, in absolute dollars, to decrease in the near future; however, to maintain a competitive advantage, we will continue to invest significant resources in research and development activities.

  Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, totaled $687,000, $1.9 million and $550,000 in 2001, 2000 and 1999. Due to the restructuring plan implemented during 2001 and the resulting decision to no longer market, sell and support certain of our products, we impaired $1.9 million of previously capitalized software.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows. Sales and marketing expenses increased 1% to $178.3 million in 2001 from $177.4 million in 2000, representing 60% and 48% of total revenue, respectively. The increase in absolute dollars relates primarily to the increase in personnel in our customer care organization and increased bad debt charges recognized during the first quarter of 2001, partially offset by a decrease in earned commissions, resulting from lower revenues, and cost savings from our 2001 restructuring activities. The bad debt charges recognized during the first quarter of 2001 related to the unfavorable financial impacts the economic downturn had on many of our early-stage customers. The increase in sales and marketing expenses, as a percentage of total revenue, resulted from a decrease in total revenues between the comparative periods. Sales and marketing expenses increased 253% to $177.4 million in 2000 from $50.2 million in 1999, representing 48% and 57% of total revenue, respectively. Sales and marketing expenses increased in absolute dollars due to a significant increase in sales and marketing personnel, increased marketing program expenditures as well as higher commissions expense resulting from the absolute dollar growth in our customer orders. The decrease in sales and marketing expenses as a percentage of total revenue resulted primarily because significant revenue growth outpaced increases in sales and marketing expenditures. Although we anticipate that the recent restructuring of our business will reduce sales and marketing expenses in the near term, these expenses may increase over the longer term. We also anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue from period to period as new sales personnel are hired and begin to achieve productivity as well as the timing of new product releases.

  General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, information technology and legal employees and certain facilities-related expenses. General and administrative expenses decreased 23% to $29.9 million in 2001 from $38.6 million in 2000, representing 10% and 11% of total revenue, respectively. The decrease in absolute dollars and as a percentage of total revenue between the comparative periods relates primarily to a reduction in general and administrative headcount as well as other cost saving measures resulting from our restructuring plan. General and administrative expenses increased 307% to $38.6 million in 2000 from $9.5 million in 1999, representing 11% of total revenue in both years. The increase between these periods was due to increased personnel, information technology and facility expenses necessary to support our rapid expansion experienced during 2000. Although we anticipate that the recent restructuring of our business will reduce general and administrative expenses in the near term, these expenses may increase over the longer term.

  Purchased In-Process Research and Development, Acquisition-Related and Other Charges. During the three years ended December 31, 2001, we acquired a series of complementary businesses. In connection with these acquisitions, we acquired all outstanding stock and assumed all outstanding stock options of the respective acquirees. All acquisitions were accounted for as purchase business combinations. Accordingly, the results of operations of the acquired companies have been included with our results of operations for periods subsequent to the respective dates of acquisition.

  The following table presents the purchase price allocation of our acquisitions during the three years ended December 31, 2001 (in thousands):

                                                 1999                                2000
                                            ---------------    ---------------------------------------------------
                                            Diffusion, Inc.    Engine 5, Ltd.    DataSage, Inc.    OnDisplay, Inc.
                                            ---------------    --------------    --------------    ---------------
 In-process research and development ...... $        11,600    $            -    $       43,400    $       103,200
 Acquired technology ......................           6,300             1,000             4,000             24,800
 Workforce ................................             900               300             3,300             19,100
 Trademark ................................               -                 -               800                  -
 Deferred compensation ....................               -                 -                 -             52,865
 Goodwill .................................          14,466            18,974           514,436          1,199,968
 Net fair value of tangible assets
   acquired and liabilities assumed .......          (2,032)             (296)           20,660             97,977
                                            ---------------    --------------    --------------    ---------------
 Purchase price ........................... $        31,234    $       19,978    $      586,596    $     1,497,910
                                            ===============    ==============    ==============    ===============
 Acquisition date .........................       June 1999         Jan. 2000         Feb. 2000          July 2000
 Shares of Company stock issued ...........           2,301               105             7,746             35,869
 Employee stock options exchanged .........              59               143             1,712              6,148
                                            ---------------    --------------    --------------    ---------------
    Total shares of Company stock
      issued and exchanged ................           2,360               248             9,458             42,017
                                            ===============    ==============    ==============    ===============
Cash paid by Company ...................... $             -    $        4,900    $            -    $             -

  Included in the acquired net assets of Diffusion, DataSage and OnDisplay was in-process research and development ("IPR&D") efforts we intended on re-working and integrating into our products (in thousands):

                                         Acquired IPR&D-                                      Current Status at
    Acquired Company                   Project Description                Fair Value          December 31, 2001
------------------------  ----------------------------------------------  ----------  -----------------------------------
Diffusion, Inc. Provides  Diffusion Server 4.0 - Expand delivery           $ 11,600   Application from this project has
multi-channel             capabilities, user features and                             been fully integrated into our products
information delivery      functionality of the existing Diffusion
solutions                 Server 3.0 multi-channel platform (2-way
                          pager, telephone, audit/logging/tracking) as
                          well as add new components (event processor,
                          DB monitor)

DataSage, Inc.            NetCustomer - Integrate with content             $ 24,700   Application from this project has
Provides e-marketing      management systems, improve data collection                 been fully integrated into our products
and personalization       processes and development of real time
software applications     personalization features

                          MarketExpert - Application for use in retail     $  6,500   Project canceled and has no
                          stores and pharmacies                                       alternative future use

                          Analysis Engine - Creation of an online          $ 12,200   Application from this project has
                          analysis manager engine and creation of                     been fully integrated into our products
                          application modules for use with the software

OnDisplay, Inc.           Centerstage Platform - Platform to support       $ 16,300   Project canceled and has no
Provides                  OnDisplay product line                                      alternative future use
business-to-business
infrastructure software,  E-BizXchange - Allows real time business         $ 25,600   Application from this project has
which empowers            document exchange with partners                             been fully integrated into our products
e-business portals and
e-marketplaces            E-Content - Transforms diverse content from      $ 16,700   Application from this project has
                          various sources, including HTML                             been fully integrated into our products

                          E-Integrate - Integrates internal e-business     $ 5,800    Application from this project has
                          systems such as ERP applications                            been fully integrated into our products

                          E-Notify - Enables E-mail notification           $  2,500   Project canceled and has no
                          systems                                                     alternative future use

                          E-Syndicate - Delivers real time content         $  2,300   Application from this project has
                          syndication                                                 been fully integrated into our products

                          E-Wireless - Allows wireless information         $ 34,000   Application from this project has
                          exchange                                                    been fully integrated into our products

  The amounts allocated to IPR&D were based on a discounted cash flow model, as modified to conform to Securities and Exchange Commission guidelines. Specifically, this model employed cash flow projections for revenue based on the projected incremental increase in revenue that the acquired company expected to receive from the completed IPR&D based on management's estimates and the growth potential of the market. Revenue for these five-year projection periods assumed an annual compound growth rate of 122.4%, 121.3% and 89.9% for Diffusion, DataSage and OnDisplay, respectively, and was adjusted to reflect the percentage of research and development determined to be complete as of the acquisition date. Cost of goods sold, selling, general and administrative expense, and research and development expense were estimated as a percent of revenue based on each acquired company's historical results and industry averages. The cost to complete the in-process products was removed from the research and development expense. These estimated operating expenses as well as capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The after-tax cash flow projections were discounted using a risk-adjusted rate of return, ranging between 21% and 23%. Such discount rates were based on each acquired company's weighted average cost of capital of 16% or 18%, as adjusted upwards for the additional risk related to the projects' development and success.

  The resulting IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative uses existed. The efforts required to develop the purchased IPR&D into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that would be necessary to establish that the products could be produced to meet their design specifications, including functions, features and technical performance requirements. The timing for the completion of such efforts was expected to range between twelve and eighteen months. Further, we were uncertain of our ability to complete the products within a timeframe acceptable to the market and ahead of competitors.

  Acquisition-related and other charges include costs incurred for employees and consultants related to product integration and cross-training, Engine 5, Ltd. ("Engine 5") contingent consideration, impairment of certain intangibles assets and other employee-related costs, including severance. The following table presents acquisition-related and other charges for the three years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2001        2000       1999
                                                  -------    --------    -------

 Cross-training, product integration and other .. $    94    $  4,431    $   238
 Impairment of intangibles ......................       -       2,791          -
 Severance and other employee-related costs .....       -       1,534        891
 Employee stock compensation ....................       -      10,699      2,912
 Contingent consideration .......................   1,825       3,830          -
                                                  -------    --------    -------
                                                  $ 1,919    $ 23,285    $ 4,041
                                                  =======    ========    =======

  Impairment of Goodwill. As a result of our ongoing assessment of acquired intangible assets, we recorded an impairment charge related to goodwill in 2001. The impairment was recorded in light of significant negative industry and economic trends impacting current operations, the significant decline in our stock price for a sustained period of time and our market capitalization relative to our net book value. The overall decline in industry and economic growth rates indicated that this trend may continue for an indefinite period. Using a discounted cash flow approach, we recorded a $799.2 million non-cash impairment charge in the quarter ended December 31, 2001 to reduce enterprise-level goodwill to its estimated fair value. Goodwill was originally recorded in connection with our four business acquisitions completed during fiscal years 1999 and 2000. Such acquisitions were generally completed during a period when stock valuations for companies in the software sector were at a much higher level. The estimate of fair value was based upon the discounted estimated cash flows using a discount rate of 24% and an estimated terminal growth rate of 6%. The discount rate was based upon our risk-adjusted weighted average cost of capital. The assumptions supporting the estimated cash flows, including the discount rate and estimated terminal value, reflect management's best estimates. It is reasonably possible that the estimates and assumptions used under our assessment may change in the near term.

  There were no impairment charges related to goodwill in 2000 or 1999.

  Business Restructuring Charges. During fiscal year 2001, we approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. As a result, we recorded $120.9 million in business restructuring charges in 2001. There were no business restructuring charges in 2000 or 1999. Components of business restructuring charges and the remaining restructuring accrual as of December 31, 2001 are as follows (in thousands):

                                                                        Employee
                                                                       Separation
                                      Facility Lease       Asset        and Other
                                        Commitments     Impairments       Costs        Total
                                      --------------   -------------   ----------    --------
Balance at December 31, 2000 ........    $      -        $     -        $      -     $      -
 Total restructuring charge .........      55,150         33,683          32,102      120,935
 Cash activity ......................     (12,397)          (878)        (22,773)     (36,048)
 Non-cash activity ..................        (292)       (32,805)         (1,918)     (35,015)
                                         --------        -------        --------     --------
      Balance at December 31, 2001 ..    $ 42,461        $     -        $  7,411       49,872
                                         ========        =======        ========
 Less: current portion ..............                                                  23,390
                                                                                     --------
 Accrued restructuring costs, less
      current portion ...............                                                $ 26,482
                                                                                     ========

  Consolidation of Excess Facilities

  Facility lease commitments relate to lease obligations for offices we have vacated or intend to vacate as a result of our restructuring plan. The locations affected include certain leased facilities in Austin and Houston, Texas; Redwood City, Los Angeles and San Ramon, California; Boston, Waltham, Reading and Cambridge, Massachusetts; New York City, New York; Paris, France; Hamburg, Germany; Madrid, Spain; Sydney, Australia; Bangalore and Guragon, India; and Singapore. We recorded $55.2 million in restructuring expense in relation to such site consolidation. The maximum lease commitment of such vacated properties is 10 years. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. We estimated the costs of vacating these leased facilities, including estimated costs to sublease and resulting sublease income, based on market information and trend analysis. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments.

  Asset Impairments

  Asset impairments recorded pursuant to Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement 121"), relate to the impairment of certain intangible assets, including: acquired workforce, acquired technology, prepaid royalties and licenses, as well as the impairment of certain leasehold improvements and office equipment. As a result of the termination of former employees of acquired businesses, acquired workforce was impaired by $12.3 million during 2001. Our decision to no longer sell or support certain products acquired through business combinations or software arrangements, reduced the net realizable value of such products to zero. As such, certain of our acquired technology and prepaid royalties and licenses were impaired by $7.3 million during 2001. Certain leasehold improvements and office equipment were impaired as a result of our decision to vacate certain office space resulting in an impairment charge of $14.1 million during 2001.

  Employee Separation and Other Costs

  Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 975 terminated employees, totaled $32.1 million, of which approximately $24.7 million has been paid in cash and stock compensation at December 31, 2001. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

  At December 31, 2001, remaining cash expenditures resulting from the restructuring are estimated to be $49.9 million, and relate primarily to facility lease commitments. Excluding facilities lease commitments, we estimate the remaining costs will be substantially incurred within one year of the restructuring. We have substantially implemented our restructuring efforts initiated in conjunction with the restructuring announcements made during 2001; however, there can be no assurance that the estimated costs of our restructuring efforts will not change.

  Amortization of Deferred Stock Compensation. For the stock options we award to employees from our stock option plans, we have recorded deferred compensation for the difference between the exercise price of certain stock option grants and the market value of our common stock at the time of such grants. For the stock options we assumed in connection with our acquisition of OnDisplay in July 2000, we have recorded deferred compensation for the difference between the exercise price of the unvested stock options and the fair value of our common stock at the acquisition date. For the restricted shares we issued in February 2001 as part of our stock option exchange program, we have recorded deferred compensation for the market value on the issue date.

  We are amortizing the deferred compensation amount over the vesting periods of the applicable options and restricted share grants, resulting in amortization expense of $8.7 million, $33.9 million and $5.7 million in 2001, 2000 and 1999, respectively. We present the amortization of deferred stock compensation as a separate line item on our Consolidated Statements of Operations. In 2001, 2000 and 1999, amortization of deferred stock compensation is attributable to the following cost categories
(in thousands):

                                             2001        2000        1999
                                            ------     -------      ------

    Cost of revenue - services ............ $1,965     $ 2,968      $  820
    Research and development ..............  2,446      12,300       1,059
    Sales and marketing ...................  3,066      11,785       2,248
    General and administrative ............  1,257       6,810       1,527
                                            ------     -------      ------
                                            $8,734     $33,863      $5,654
                                            ======     =======      ======

Amortization of Intangibles. Amortization of intangible assets relates to all of the intangible assets obtained in our acquisitions of Diffusion, Inc., Engine 5, DataSage and OnDisplay. Such intangible assets are amortized over the assets' estimated useful lives, which range from two to four years. Intangible amortization expense was $500.0 million, $328.7 million and $1.8 million in 2001, 2000 and 1999, respectively.

  In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. The provisions of Statement 142 will be effective for fiscal years beginning after December 15, 2001. Beginning fiscal year 2002, we will adopt Statement 142 and will review our intangible assets and goodwill for impairment pursuant to this Statement. Upon adoption on January 1, 2002, we will no longer amortize goodwill, acquired workforce or our trademark, thereby eliminating annual amortization of approximately $70.7 million, based on forecasted amortization for 2002. During the first six months of 2002, we will perform the required transitional impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be, if any, on our Consolidated Financial Statements.

  We adjusted the carrying amount of certain intangible assets, primarily acquired workforce, due to our 2001 restructuring efforts, resulting in restructuring charges totaling $15.3 million during 2001.

Other Income and Expense, Net

  Other income and expense, net consists primarily of interest income and expense, as well as recognized investment gains and losses. Other expense, net decreased 235% to $35.2 million in 2001 from other income, net of $26.0 million in 2000. The significant decrease in other income and expense, net during 2001 resulted primarily from the impairment of certain long-term investments, principally redeemable convertible preferred stock in privately-held companies. We determined that these investments had experienced a decline in value that was other than temporary and therefore, we recorded an impairment charge of $51.6 million in 2001. We recorded no investment impairment charge in 2000. Excluding such investment impairment charge, other income and expense, net was $16.3 million of income in 2001. Excluding such impairment charge, the decrease in other income relates to the decrease in our cash balances and the general decline in investment yields on our cash, cash equivalents and short-term investments experienced during 2001. Other income, net increased to $26.0 million in 2000 from $3.7 million in 1999. The significant increase was due to interest income earned on higher cash balances, cash equivalents and short-term investments resulting from our secondary public offering in December 1999, cash acquired through our purchases of businesses as well as higher investment yields experienced during 2000.

Provision for Income Taxes

  We have incurred income tax expense of approximately $1.7 million, $1.4 million and $0 in 2001, 2000 and 1999, respectively. The income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

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

                                                                        Three Months Ended
                                     ---------------------------------------------------------------------------------------
                                     March 31,   June 30,  Sept. 30,   Dec. 31,  March 31,   June 30,  Sept. 30,   Dec. 31,
                                       2000        2000      2000       2000       2001       2001       2001        2001
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
                                                       (in thousands, except share data and percentages)
Consolidated Statements of Operations Data:
 Revenue:
 Product license ................... $  29,148  $  42,173  $  66,194  $  78,742  $  48,004  $  44,529  $  40,276  $   21,572
 Services ..........................    26,081     34,958     44,193     45,172     42,122     39,095     30,220      30,932
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
    Total revenue ..................    55,229     77,131    110,387    123,914     90,126     83,624     70,496      52,504
 Cost of revenue:
 Product license ...................     1,361      2,372      2,365      1,513      1,477      1,135      1,639         992
 Services ..........................    19,468     25,320     32,202     32,049     25,354     22,101     17,021      13,823
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
    Total cost of revenue ..........    20,829     27,692     34,567     33,562     26,831     23,236     18,660      14,815
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
       Gross profit ................    34,400     49,439     75,820     90,352     63,295     60,388     51,836      37,689
 Operating expenses:
 Research and development ..........     7,534     10,386     17,734     22,670     18,988     16,463     15,570      13,829
 Sales and marketing ...............    27,293     35,065     54,138     60,895     52,672     50,117     44,867      30,626
 General and administrative ........     4,890      7,533     13,097     13,105      7,935      8,137      6,932       6,903
 Purchased in-process research and
   development, acquisition-related
   and other charges ...............    56,475      3,135    107,279      2,996        678        663        578           -
 Impairment of goodwill ............         -          -          -          -          -          -          -     799,169
 Business restructuring charges ....         -          -          -          -     49,122     41,536          -      30,277
 Amortization of deferred stock
   compensation ....................     1,681      1,320     22,366      8,496      4,097      2,705      1,731         201
 Amortization of intangibles .......    26,081     48,503    126,826    127,281    126,865    124,109    125,530     123,541
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
    Total operating expenses .......   123,954    105,942    341,440    235,443    260,357    243,730    195,208   1,004,546
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
       Loss from operations ........   (89,554)   (56,503)  (265,620)  (145,091)  (197,062)  (183,342)  (143,372)   (966,857)
 Other income, net .................     6,037      5,814      6,741      7,400    (32,500)       848     (4,248)        625
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
       Loss before income taxes ....   (83,517)   (50,689)  (258,879)  (137,691)  (229,562)  (182,494)  (147,620)   (966,232)
 Provision for income taxes ........         -          -        440      1,009        200        878        297         356
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
       Net loss .................... $ (83,517) $ (50,689) $(259,319) $(138,700) $(229,762) $(183,372) $(147,917) $ (966,588)
                                     =========  =========  =========  =========  =========  =========  =========  ==========
 Basic net loss per share (1) ...... $  (0.47)  $   (0.27) $   (1.15) $   (0.60) $   (0.97) $   (0.76) $   (0.61) $    (3.96)
                                     =========  =========  =========  =========  =========  =========  =========  ==========
------------

(1) Basic net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per share.

                                                                        Three Months Ended
                                     ---------------------------------------------------------------------------------------
                                     March 31,   June 30,  Sept. 30,   Dec. 31,  March 31,   June 30,  Sept. 30,   Dec. 31,
                                       2000        2000      2000       2000       2001       2001       2001        2001
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
 As a Percentage of Total  Revenue:
 Revenue:
 Product license ...................     53%        55%        60%        64%        53%         53%        57%        41%
 Services ..........................     47         45         40         36         47          47         43         59
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
    Total revenue ..................    100        100        100        100        100         100        100        100
 Cost of revenue:
 Product license ...................      2          3          2          2          2           1          2          2
 Services ..........................     36         33         29         26         28          27         24         26
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
    Total cost of revenue ..........     38         36         31         28         30          28         26         28
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
       Gross profit ................     62         64         69         72         70          72         74         72
 Operating expenses:
 Research and development ..........     14         13         16         18         21          20         22         26
 Sales and marketing ...............     49         45         49         49         58          60         64         58
 General and administrative ........      9         10         12         11          9          10         10         13
 Purchased in-process research and
    development, acquisition-related
    and other charges ..............    102          4         97          2          1           1          1          -
 Impairment of goodwill ............      -          -          -          -          -           -          -      1,522
 Business restructuring charges ....      -          -          -          -         54          50          -         58
 Amortization of deferred stock
  Compensation .....................      3          2         20          7          4           3          2          1
 Amortization of intangibles .......     47         63        115        102        141         147        178        235
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
    Total operating expenses .......    224        137        309        189        288         291        277      1,913
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
       Loss from operations ........   (162)       (73)      (240)      (117)      (218)       (219)      (203)    (1,841)
 Other income, net .................     11          7          6          6       (36)           1        (6)          1
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
       Loss before income taxes ....   (151)       (66)      (234)      (111)      (254)       (218)      (209)    (1,840)
 Provision for income taxes ........      -          -          -          1          1           1          1          1
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
       Net loss ....................   (151)%      (66)%     (234)%     (112)%     (255)%      (219)%     (210)%   (1,841)%
                                     =========  =========  =========  =========  =========  =========  =========  ==========

  As a result of our limited operating history, we cannot forecast operating expenses based on historical results. Accordingly, we base our forecast for expenses in part on future revenue projections. Most of these expenses are fixed in the short term, and we may not be able to quickly reduce spending if revenues are lower than we have projected. Our ability to forecast accurately our quarterly revenue is limited due to the long sales cycle of our software products, which makes it difficult to predict the quarter in which product implementation will occur, and the variability of customer demand for professional services. We would expect our business, operating results and financial condition to be materially adversely affected if revenues do not meet projections and that net losses in a given quarter would be even greater than expected.

  Our operating results have varied significantly from quarter to quarter in the past and we expect our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

  o   Demand for our products and services;
  o   The timing of sales of our products and services;
  o   The timing of customer orders and product implementations;
  o   Seasonal fluctuations in information technology spending;
  o   Unexpected delays in introducing new products and services;
  o Increased expenses, whether related to sales and marketing, product development or administration;
  o   Changes in the rapidly evolving market for e-business solutions;
  o The mix of product license and services revenue, as well as the mix of products licensed;
  o The mix of services provided and whether services are provided by our own staff or third-party contractors;

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

Net Operating Losses and Tax Credit Carryforwards

  As of December 31, 2001, we had federal net operating loss and research and development carryforwards of approximately $629.6 million and $9.0 million, respectively. The net operating loss and credit carryforwards will expire at various dates, between 2003 and 2021, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Net operating loss carryforwards of approximately $118.3 million and tax credit carryforwards of $2.0 million at December 31, 2001 were incurred by Diffusion, Engine 5, DataSage and OnDisplay prior to being acquired by us and will be subject to annual limitation. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

  We have provided a full valuation allowance on our net deferred tax assets, which include net operating loss and research and development carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets. See Note 9 of Notes to Consolidated Financial Statements.

  As of December 31, 2001, the valuation allowance includes approximately $32.6 million related to the acquisition of Diffusion, Engine 5, DataSage and OnDisplay net deferred tax assets. The initial recognition of these acquired deferred tax asset items will first reduce goodwill, then other non-current intangible assets of the acquired entity. Approximately $140.6 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

                                                             1999         2000         2001
                                                           --------     --------     --------
 Cash and cash equivalents ..............................  $391,278     $435,481     $348,916
 Marketable securities and short-term investments .......  $ 10,951     $ 12,352     $ 42,716
 Working capital ........................................  $375,211     $389,831     $305,826
 Current ratio ..........................................     7.1:1        3.4:1        3.4:1
 Days of sales outstanding (DSO) ........................        63           73           61

  Total cash, cash equivalents and short-term investments decreased 13% to $391.6 million at December 31, 2001 from $447.8 million at December 31, 2000. Our use of cash and cash equivalents during fiscal year 2001 is described below.

  Net cash used in operating activities was $44.3 million, $13.0 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in 2001 operating cash outflows was due primarily to the increase in our net loss for the period, excluding non-cash charges, and cash payments related to our restructuring plan, such as severance and the buy-out of certain leases. We anticipate using net cash to fund operating activities in 2002, but at reduced levels as compared to 2001.

  Net cash used in investing activities was $51.6 million, $100.3 million (excluding $123.4 million acquired through our purchase of businesses) and $50.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in investing cash outflows during 2001 was due primarily to decreased capital expenditures and investment in privately-held companies, partially offset by purchases of short-term investments. Our investing activities have consisted largely of capital expenditures totaling $20.7 million, $53.8 million and $11.9 million in 2001, 2000 and 1999, respectively. We expect that our future investing activities will generally consist of capital expenditures to support our future needs.

  Net cash provided by financing activities was $11.8 million, $34.0 million and $431.3 million in 2001, 2000 and 1999, respectively. Our financing activities during both 2001 and 2000 consisted primarily of proceeds received from the exercise of employee stock options and the purchase of employee stock purchase plan shares. In September 2001, the Board of Directors approved a stock repurchase program whereby we can repurchase up to $50.0 million of our common stock over a period of up to six months. Any such repurchased shares may be used for general corporate purposes, including issuance under our employee stock plans. As of December 31, 2001, we had repurchased 1.4 million shares of common stock for an aggregate cost of $5.5 million. All such repurchases were conducted through open market transactions.

  Our long-term investments consist of redeemable convertible preferred stock in privately-held technology companies and collateral pledged for certain lease obligations. At December 31, 2001 and 2000, long-term investments totaled $22.4 million and $84.3 million, respectively. We classify these investments as available-for-sale and have recorded a cumulative net unrealized gain of $1.4 million and $12.1 million at December 31, 2001 and 2000, respectively.

  The future value of our investments in redeemable convertible preferred stock of privately-held technology companies may be affected by a number of factors including general economic conditions, and the ability of the companies to secure additional funding and execute on their respective business plans. During 2001, we determined that certain of these investments had experienced a decline in value that was other than temporary, resulting in a recognized investment loss of $51.6 million. We may continue to invest in companies strategic to our business; however, we do not expect the impact of this activity to be material to our liquidity position.

  In addition to the preceding investments, we had pledged $13.7 million and $14.0 million as collateral for certain of our lease obligations at December 31, 2001 and 2000, respectively. There are certain time restrictions placed on these instruments that we are obligated to meet in order to liquidate the principal of these investments.

     We expect our existing cash, cash equivalents and short-term investment balances will decline during fiscal year 2002; however, we believe that our existing balances will be sufficient to meet our working capital, capital expenditure and investment requirements for the foreseeable future. We may require additional funds for other purposes and may seek to raise such additional funds through public and private equity financings form other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which deferred for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, we formally adopted the Statement during the first quarter of 2001. We have minimal use of derivatives. The adoption of Statement 133 did not have a material impact on our results of operations or our financial position for the year ended December 31, 2001.

     In July 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. To date, all our acquisitions have been accounted for under the purchase method of accounting. The adoption of Statement 141 did not have a significant impact on our financial statements.

     Also in July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. The provisions of Statement 142 will be effective for fiscal years beginning after December 15, 2001. Beginning fiscal year 2002, we will adopt Statement 142 and will review our intangible assets and goodwill for impairment pursuant to this Statement. Upon adoption on January 1, 2002, we will no longer amortize goodwill or acquired workforce, thereby eliminating annual amortization of approximately $70.7 million, based on forecasted amortization for 2002. During the first six months of 2002, we will perform the required transitional impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests, if any, will be on our financial statements.

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

     Also in August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 supersedes Statement 121 and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of Statement 144 will be effective for our fiscal year beginning January 1, 2002. We do not expect that the adoption of Statement 144 will have a significant impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

     The majority of our operations are based in the United States and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Asia and Australia where transactions are denominated in the local currency of each location. As a result, our financial results could be affected by changes in foreign currency exchange rates. We currently do not use derivatives to hedge potential exposure to foreign exchange rate risk. To date, the impact of foreign exchange rate fluctuations has not been material to our consolidated financial statements.

Interest Rate Risk

Cash, cash equivalents and short-term investments Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. Our investment policy requires us to invest funds in excess of current operating requirements in:

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

     At December 31, 2001, our cash and cash equivalents consisted primarily of commercial paper and market auction preferreds held by large institutions in the U.S. Our short-term investments were invested in commercial paper, corporate notes, corporate bonds and medium term notes held by large U.S. institutions and a U.S. governmental agency. Such short-term investments will mature in less than one year from December 31, 2001.

     Long-term investments Long-term investments consist primarily of redeemable convertible preferred stock. We classify these investments as available-for-sale. These investments were established to enable us to invest in emerging technology companies strategic to our software business The Company recorded a cumulative net unrealized gain of $12.1 and $1.4 million related to these securities at December 31, 2000 and 2001, respectively. Two of these investments held by the Company at December 31, 2001 are publicly traded. There is no established market for the remaining investments, therefore, the investments in non-public companies are valued based on the most recent round of financing involving new non-strategic investors and, where appropriate, by estimates made by management.

     We periodically analyze our long-term investments for impairments that could be deemed other than temporary. As a result of such review, we recognized an impairment charge of $51.6 million for the year ended December 31, 2001.

     In addition to these strategic investments, we held $14.0 million and $13.7 million in certificates of deposit at December 31, 2000 and 2001, respectively. These investments are restricted and support certain leased office space security deposits. Such certificates of deposit are placed with a high credit quality financial institution. The maturity dates range from 2002 to 2010 and the stated yields of these investments vary between 1.39% and 2.03%. There are certain time restrictions placed on these instruments that we are obligated to meet in order to liquidate the principal of these investments.

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

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors is incorporated herein by reference from the section entitled "Proposal No. 1--Election of Directors" of the Company's definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrant's Annual Meeting of Stockholders to be held on May 15, 2002. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2001. For information regarding the executive officers and directors of the Company, see the information appearing under the caption "Executive Officers and Directors of the Registrant" in Part I, Item 4A of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Share Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

     (a)(1) Financial Statements

     The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

                                                                                       Page

Report of Independent Auditors .....................................................   F - 2

Consolidated Balance Sheets at December 31, 2000 and 2001 ..........................   F - 3

Consolidated Statements of Operations for the years ended December 31, 1999,
     2000 and 2001 .................................................................   F - 4

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the
     years ended December 31, 1999, 2000 and 2001 ..................................   F - 5

Consolidated Statements of Cash Flows for the years ended December 31, 1999,
     2000 and 2001 .................................................................   F - 7

Notes to Consolidated Financial Statements .........................................   F - 8

  (a)(2) Financial Statement Schedules

    Not applicable.

  (a)(3) Exhibits

     Exhibit
     -------
     Number                               Description
     ------       --------------------------------------------------------------
       2.1*       Agreement between Registrant and Diffusion, Inc. dated May 10,
                  1999.
       2.2**      Agreement between Registrant and DataSage, Inc. dated January
                  7, 2000.
       2.3****    Agreement and Plan of Merger, among Registrant, Wheels
                  Acquisition Corp. and OnDisplay,  Inc. dated May 21, 2000.
       3.1+       Certificate of Incorporation of the Registrant.
       3.2***     Amendment to Certificate of Incorporation.
       3.3+       Bylaws of the Registrant.
       4.1        Reference is made to Exhibits 3.1, 3.2. and 3.3
       4.2+       Specimen common stock certificate.
       4.3+       Fifth Amended and Restated Registration Rights Agreement dated
                  November 30, 1998.
     10.1+        Form of Indemnification Agreements.
     10.2+        1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
     10.3+        1999 Equity Incentive Plan.
     10.4         Amended and Restated Employee Stock Purchase Plan.
     10.5+        1999 Non-Employee Directors Option Plan.
     10.6+        Security and Loan Agreement dated March 24, 1998 between the
                  Registrant and Imperial Bank.
     10.7+        Lease Agreement dated September 20, 1996 between the
                  Registrant and David B. Barrow, Jr.
     10.8+        First Supplement to Lease Agreement dated November 4, 1997 between  Registrant and 3410 Far West, Ltd.
     10.9+        Second  Supplement to Lease  Agreement dated February 23,
                  1998 between  Registrant and 3410 Far West, Ltd.
     10.10+       Office Lease Agreement date August 4, 1998 between Registrant and B.O. III, Ltd.
     10.11+       "Prism" Development and Marketing Agreement dated July 19,
                  1996 between the Registrant and CNET, Inc.
     10.12+       Letter Amendment to "Prism"  Development and Marketing
                  Agreement between the Registrant and CNET, Inc. dated August
                  15, 1998 and attachments thereto.
     10.13+       Software License Agreement dated April 6, 1998 between
                  Registrant and Net Perceptions, Inc.
     10.14+       StoryServer Q2 Volume Purchase Agreement between Registrant and Tribune Interactive Inc.
     10.15+       Protege Software (Holdings) Confidential Professional Services
                  Agreement dated November 15, 1997.
     10.16+       Subordinated Loan and Security Agreement dated December 3,
                  1998 between Registrant and Comdisco, Inc.
     10.17+       Master Lease Agreement dated December 3, 1998 between
                  Registrant and Comdisco, Inc.
     10.18++      Lease  Agreement dated March 3, 2000 between the Registrant and Prentiss  Properties  Acquisition Partners, L.P.
     10.19++      First Amendment to Lease Agreement dated September 1, 2000 between the Registrant and Prentiss Properties Acquisition
                  Partners, L.P.
     10.20++      Sublease dated September 26, 2000 among the Registrant, Aptis,
                  Inc. and Billing Concepts Corp.
     10.21++      First Amendment to Lease dated October 30, 1998 between the
                  Registrant and B.O. III, Ltd.
     10.22++      Second Amendment to Lease dated December 30, 1998 between the
                  Registrant and B.O. III, Ltd.
     10.23++      Third Amendment to Lease dated April 27, 1999  between  the
                  Registrant and The Prudential Insurance Company of America
                  (successor in interest to B.O. III, Ltd.).

      10.24++ Fourth Amendment to Lease dated August 1, 2000 between the Registrant and The Prudential Insurance Company of America (successor in interest to B.O. III, Ltd.).
      10.25++ Fifth Amendment to Lease dated December 12, 2000 between the Registrant and The Prudential Insurance Company of America (successor in interest to B.O. III, Ltd.).
      21.1        Subsidiaries List.
      23.1        Consent of Ernst & Young LLP, Independent Auditors.
---------
+ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-68345).
++ Incorporated by reference to the Company's Form 10-K/A filed on March 30, 2001 (File No. 000-25375).
* Incorporated by reference to the Company's Form 8-K filed on July 15, 1999 (File No. 000-25375).
** Incorporated by reference to the Company's Form 8-K filed on February 29, 2000 (File No. 000-25375).
*** Incorporated by reference to the Company's definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000.
**** Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 333-38478).

  (b) Reports on Form 8-K

  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Vignette Corporation
                                                 (Registrant)

                                              By:    /s/ GREGORY A. PETERS
                                                  ------------------------------
                                                        Gregory A. Peters
                                                     Chief Executive Officer

Dated: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                  Signature                                         Title                              Date
                  ---------                                         -----                              ----

            /s/ GREGORY A. PETERS                  Chief Executive Officer and                    March 29, 2002
-----------------------------------------------      Chairman of the Board of Directors
              Gregory A. Peters


             /s/ THOMAS E. HOGAN                   President, Chief Operating Officer and         March 29, 2002
-----------------------------------------------      Director
               Thomas E. Hogan


           /s/ CHARLES W. SANSBURY                 Chief Financial Officer                        March 29, 2002
-----------------------------------------------
             Charles W. Sansbury


             /s/ ROBERT E. DAVOLI                  Director                                       March 29, 2002
-----------------------------------------------
               Robert E. Davoli


             /s/ JEFFREY S. HAWN                   Director                                       March 29, 2002
-----------------------------------------------
               Jeffrey S. Hawn


            /s/ JOSEPH A. MARENGI                  Director                                       March 29, 2002
-----------------------------------------------
              Joseph A. Marengi


          /s/ STEVEN G. PAPERMASTER                Director                                       March 29, 2002
-----------------------------------------------
            Steven G. Papermaster

                              VIGNETTE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page

Report of Independent Auditors .......................................  F - 2
Consolidated Balance Sheets at December 31, 2000 and 2001 ............  F - 3
Consolidated Statements of Operations for the years ended
   December 31, 1999, 2000 and 2001 ..................................  F - 4
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
    for the years ended December 31, 1999, 2000 and 2001 .............  F - 5
Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 2000 and 2001 ..................................  F - 7
Notes to Consolidated Financial Statements ...........................  F - 8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Vignette Corporation

     We have audited the accompanying consolidated balance sheets of Vignette Corporation and its subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vignette Corporation at December 31, 2000 and 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Austin, Texas
January 21, 2002

                              VIGNETTE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                             December 31,
                                                                             --------------------------------------
                                    ASSETS                                          2000                 2001
                                                                             -----------------    -----------------
Current assets:
  Cash and cash equivalents ................................................    $  435,481          $    348,916
  Marketable securities and short-term investments .........................        12,352                42,716
  Accounts receivable, net of allowance of $9,643 in
    2000 and $9,335 in 2001 ................................................        99,485                35,477
  Prepaid expenses and other ...............................................         8,172                 4,720
                                                                                ----------          ------------
          Total current assets .............................................       555,490               431,829

Property and equipment:
  Equipment ................................................................         2,847                 2,309
  Computers and purchased software .........................................        44,429                52,376
  Furniture and fixtures ...................................................         7,037                 4,839
  Leasehold improvements ...................................................        20,651                15,142
                                                                                ----------          ------------
                                                                                    74,964                74,666
  Accumulated depreciation .................................................       (17,501)              (31,191)
                                                                                ----------          ------------

                                                                                    57,463                43,475
Investments ................................................................        84,295                22,414
Intangibles, net of accumulated amortization and impairment
  charges of $330,487 in 2000 and $1,645,133 in 2001 .......................     1,489,040               163,211
Other assets ...............................................................         4,666                 2,097
                                                                                ----------          ------------
          Total assets .....................................................    $2,190,954          $    663,026
                                                                                ==========          ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................................    $   17,634          $      8,967
  Accrued employee liabilities .............................................        39,078                22,896
  Accrued restructuring charges ............................................             -                23,390
  Accrued other charges ....................................................        33,581                18,203
  Deferred revenue .........................................................        65,591                46,051
  Current portion of capital lease obligation ..............................           751                   750
  Other current liabilities ................................................         9,024                 5,746
                                                                                ----------          ------------
          Total current liabilities ........................................       165,659               126,003

Accrued restructuring charges, less current portion ........................             -                26,482
Capital lease obligation, less current portion .............................           782                   240
                                                                                ----------          ------------
          Total liabilities ................................................       166,441               152,725

Stockholders' equity:
  Common stock - $.01 par value; 500,000,000 shares authorized; 237,765,075 and 246,483,932 shares issued and outstanding for 2000 and 2001, respectively (net of treasury shares of 515,679 and 2,968,647 for
    2000 and 2001, respectively) ...........................................         2,380                 2,465
  Additional paid-in capital ...............................................     2,642,494             2,648,688
  Notes receivable for purchase of common stock ............................         (900)                  (32)
  Deferred stock compensation ..............................................      (19,786)                 (734)
  Accumulated other comprehensive income ...................................        12,324                 (448)
  Accumulated deficit ......................................................     (611,999)           (2,139,638)
                                                                                ----------          ------------
          Total stockholders' equity .......................................     2,024,513               510,301
                                                                                ----------          ------------

          Total liabilities and stockholders' equity .......................    $2,190,954          $    663,026
                                                                                ==========          ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              VIGNETTE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                                                         Year ended December 31,
                                                                            ---------------------------------------------------
                                                                                 1999             2000               2001
                                                                            ---------------   ---------------   ---------------
Revenue:
    Product license .....................................................       $ 46,292        $  216,257        $   154,381
    Services ............................................................         42,893           150,404            142,369
                                                                                --------        ----------        -----------

      Total revenue .....................................................         89,185           366,661            296,750

Cost of revenue:
    Product license .....................................................          3,306             7,611              5,243
    Services (1) ........................................................         32,815           109,039            78,299
                                                                                --------        ----------        -----------

      Total cost of revenue .............................................         36,121           116,650            83,542
                                                                                --------        ----------        -----------

          Gross profit ..................................................         53,064           250,011            213,208

Operating expenses:
    Research and development (1) ........................................         16,447            58,324             64,850
    Sales and marketing (1) .............................................         50,232           177,391            178,282
    General and administrative (1) ......................................          9,494            38,625             29,907
    Purchased in-process research and development,
       acquisition-related and other charges ............................         15,641           169,885              1,919
    Impairment of goodwill ..............................................              -                 -            799,169
    Business restructuring charges ......................................              -                 -            120,935
    Amortization of deferred stock compensation .........................          5,654            33,863              8,734
    Amortization of intangibles .........................................          1,796           328,691            500,045
                                                                                --------        ----------        -----------

       Total operating expenses .........................................         99,264           806,779          1,703,841
                                                                                --------        ----------        -----------
          Loss from operations ..........................................        (46,200)         (556,768)        (1,490,633)

Other income (expenses):
    Interest income .....................................................          3,894            29,312             17,173
    Interest expense ....................................................           (201)           (3,281)              (191)
    Other ...............................................................             30              (39)            (52,257)
                                                                                --------        ----------        -----------
      Total other income (expense), net .................................          3,723            25,992            (35,275)

          Loss before income taxes ......................................        (42,477)         (530,776)        (1,525,908)

Provision for income taxes ..............................................              -             1,449              1,731
                                                                                ========        ==========        ===========

          Net loss ......................................................       $(42,477)       $ (532,225)       $(1,527,639)
                                                                                ========        ==========        ===========

Basic net loss per share ................................................       $  (0.31)       $  (2.59)         $     (6.32)
                                                                                ========        ==========        ===========
Shares used in computing basic net loss per share .......................        137,253           205,885            241,762


                                                                                        Year ended December 31,
                                                                           ----------------------------------------------------
                                                                                1999             2000                2001
                                                                           ---------------   ---------------    ---------------
(1) Excludes amortization of deferred stock compensation as follows:
    Cost of revenue - services ..........................................       $    820        $    2,968        $     1,965
    Research and development ............................................          1,059            12,300              2,446
    Sales and marketing .................................................          2,248            11,785              3,066
    General and administrative ..........................................          1,527             6,810              1,257
                                                                                --------        ----------        -----------
                                                                                $  5,654        $   33,863        $     8,734
                                                                                ========        ==========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              VIGNETTE CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)

                                                                    Stockholders' Equity (Deficit)
                                       -------------------------------------------------------------------------------------------
                                          Convertible                                                 Notes
                                        Preferred Stock      Common Stock                         Receivable for
                                       -----------------  ------------------  Additional           Purchase of
                                       Number of    Par    Number of    Par    Paid-In                Common      Deferred Stock
                                         Shares    Value    Shares     Value   Capital   Warrants     Stock        Compensation
                                         -------   -----    ------     -----   -------   --------     -----        ------------
Balance at December 31, 1998 .........  25,042,524   $42   34,061,100 $  341      12,526      $  -     $(172)            $(6,196)
Conversion of preferred stock upon
  initial public offering, net ....... (25,042,524   (42) 101,749,914  1,018      35,282       169         -                   -
Common stock issued upon
  initial public offering, net .......          -      -   25,680,000    257      73,500         -         -                   -
Issuance of common stock in
  purchase of business ...............          -      -    2,300,532     23      31,211         -         -                   -
Issuance of common stock pursuant
  to employee stock purchase plan ....          -      -      784,446      8       2,103         -         -                   -
Common stock issued upon secondary
  offering, net ......................          -      -    8,028,000     80     355,403         -         -                   -
Stock options exercised ..............          -      -    6,897,705     69       2,353         -         -                   -
Warrants exercised ...................          -      -      861,108      9         399      (157)        -                   -
Repurchase of unvested common stock ..          -      -   (1,719,999)   (17)        (40)        -         -                   -
Deferred stock compensation related
  to stock options, net of
  forfeitures ........................          -      -            -      -      15,729         -         -             (15,729)
Payments on notes receivable for
  purchase of common stock ...........          -      -            -      -           -         -        97                   -
Amortization of deferred stock
  compensation .......................          -      -            -      -           -         -         -               8,566
Comprehensive loss:
  Net loss ...........................          -      -            -      -           -         -         -                   -
  Unrealized investment gains of
    $54 at December 31, 1999 .........          -      -            -      -           -         -         -                   -
  Foreign currency translation
    adjustment, cumulative
    translation loss of $53 at
    December 31, 1999 ................          -      -            -      -           -         -         -                   -
          Total comprehensive loss
                                       -------------------------------------------------------------------------------------------
Balance at December 31, 1999 .........          -      -  178,642,806  1,788     528,466        12       (75)            (13,359)
Issuance of common stock in
   purchase of businesses ............          -      -   43,830,486    438    2,077,14         -    (1,788)            (52,865)
Issuance of common stock pursuant
  to employee stock purchase plan ....          -      -    2,072,902     21      10,217         -         -                   -
Stock options exercised ..............          -      -   13,138,972    131      28,404         -         -                   -
Warrants exercised ...................          -      -      145,475      2       3,514       (12)        -                   -
Repurchase of unvested common stock ..          -      -     (59,514)      -         (38)        -         -                   -
Deferred stock compensation related
  to stock options, net of
  forfeitures ........................          -      -            -      -      (4,733)        -         -               4,733
Payments on notes receivable for
  purchase of common stock ...........          -      -            -      -           -         -       963                   -
Amortization of deferred stock
  compensation .......................          -      -            -      -         (42)        -         -              41,705
Treasury stock purchase ..............          -      -      (6,052)      -        (443)        -         -                   -
Comprehensive loss:
  Net loss ...........................          -      -            -      -           -         -         -                   -
  Unrealized investment gains of
$12,040 at December 31, 2000 .........          -      -            -      -           -         -         -                   -
  Foreign currency translation
    adjustment, cumulative
    translation gain of at
    December 31, 2000 ................          -      -            -      -           -         -         -                   -
          Total comprehensive loss ...
                                       -------------------------------------------------------------------------------------------
                                            Stockholders' Equity (Deficit)
                                       -----------------------------------------

                                        Accumulated
                                           Other                       Total
                                       Comprehensive  Accumulated   Stockholders'
                                       Income (loss)    Deficit    Equity (Deficit)
                                       ------------   -----------  ----------------

Balance at December 31, 1998 .........    $ (11)       $(37,297)   $ (30,767)
Conversion of preferred stock upon
  initial public offering, net .......        -               -       36,427
Common stock issued upon
  initial public offering, net .......        -               -       73,757
Issuance of common stock in
  purchase of business ...............        -               -       31,234
Issuance of common stock pursuant
  to employee stock purchase plan ....        -               -        2,111
Common stock issued upon secondary
  offering, net ......................        -               -      355,483
Stock options exercised ..............        -               -        2,422
Warrants exercised ...................        -               -          251
Repurchase of unvested common stock ..        -               -         (57)
Deferred stock compensation related
  to stock options, net of
  forfeitures ........................        -               -            -
Payments on notes receivable for
  purchase of common stock ...........        -               -           97
Amortization of deferred stock
  compensation .......................        -               -        8,566
  Comprehensive loss:
  Net loss ...........................        -         (42,477)     (42,477)
  Unrealized investment gains of
    $54 at December 31, 1999 .........       54               -           54
  Foreign currency translation
    adjustment, cumulative translation
    loss of $(53) at December 31,
    1999 .............................      (42)              -          (42)
                                                                   -------------
          Total comprehensive loss....                               (42,465)
                                         ---------------------------------------
Balance at December 31, 1999 .........        1         (79,774)     437,059
Issuance of common stock in
  purchase of businesses .............        -               -    2,022,934
Issuance of common stock pursuant
  to employee stock purchase plan ....        -               -       10,238
Stock options exercised ..............        -               -       28,535
Warrants exercised ...................        -               -        3,504
Repurchase of unvested common stock ..        -               -         (38)
Deferred stock compensation related
  to stock options, net of
  forfeitures ........................        -               -            -
Payments on notes receivable for
  purchase of common stock ...........        -               -          963
Amortization of deferred stock
  compensation .......................        -               -       41,663
Treasury stock purchase ..............        -               -        (443)
Comprehensive loss:
  Net loss ...........................        -        (532,225)    (532,225)
  Unrealized investment gains of
    $12,040 at December 31, 2000 .....   11,986               -       11,986
  Foreign currency translation
    adjustment, cumulative
    translation gain of at
    December 31, 2000 ................      337               -          337
                                                                   -------------
          Total comprehensive loss ...                              (519,902)
                                         ---------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                       VIGNETTE CORPORATION

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - (Continued)
                                                 (in thousands, except share data)

                                                                    Stockholders' Equity (Deficit)
                                       -------------------------------------------------------------------------------------------
                                          Convertible                                                 Notes
                                        Preferred Stock      Common Stock                         Receivable for
                                       -----------------  ------------------  Additional           Purchases of
                                       Number of    Par    Number of    Par    Paid-In                Common      Deferred Stock
                                         Shares    Value    Shares     Value   Capital   Warrants     Stock        Compensation
                                         -------   -----    ------     -----   -------   --------     -----        ------------
Balance at December 31, 2000 ..........          -    $-  237,765,075 $2,380  $2,642,494       $ -     $(900)          $ (19,786)
Issuance of common stock in
 purchase of businesses, for
 contingent purchase price ............          -     -      121,751      1       2,630         -         -                   -
Issuance of common stock pursuant
  to employee stock purchase plan .....          -     -    2,182,189     22       9,806         -         -                   -
Stock options exercised ...............          -     -    6,953,197     70       7,581         -         -                   -
Issuance of common stock pursuant
  to option exchange program ..........          -     -    1,788,929     17      14,961         -         -             (14,978)
Issuance of common stock pursuant to
  business restructuring activities ...          -     -      122,552      1       1,961         -         -                   -
Repurchase of unvested common stock ...          -     -   (1,052,968)   (10)       (313)        -         -                   -
Repurchase of common stock ............                    (1,400,000)   (14)     (5,436)        -         -                   -
Payments on notes receivable for
  purchase of common stock ............          -     -            -      -           -         -       868                   -
Deferred stock compensation related
  to stock options ....................          -     -            -      -         623         -         -                (623)
Forfeiture of stock options ...........          -     -            -      -     (25,600)        -         -              25,919
Amortization of deferred stock
  compensation ........................          -     -            -      -           -         -         -               8,734
Other .................................          -     -        3,207     (2)        (19)        -         -                   -
Comprehensive loss:
  Net loss ............................          -     -            -      -           -         -         -                   -
  Unrealized investment gains of
    $1,194 at December 31, 2001 .......          -     -            -      -           -         -         -                   -
  Realized investment losses ..........          -     -            -      -           -         -         -                   -
  Foreign currency translation
    adjustment, cumulative translation
    loss of $(1,642) at December 31,
    2001 ..............................          -     -            -      -           -         -         -                   -
      Total comprehensive loss ........
                                       -------------------------------------------------------------------------------------------
Balance at December 31, 2001                     -    $-  246,483,932 $2,465 $ 2,648,688       $ -     $ (32)             $ (734)
                                       ===========================================================================================
                                            Stockholders' Equity (Deficit)
                                       -----------------------------------------

                                        Accumulated
                                           Other                       Total
                                       Comprehensive   Accumulated   Stockholders'
                                       Income (loss)    Deficit     Equity (Deficit)
                                       -------------   -----------  ----------------
Balance at December 31, 2000 ..........      $12,324       $(611,999) $ 2,024,513
Issuance of common stock in
 purchase of businesses, for
 contingent purchase price ............            -               -        2,631
Issuance of common stock pursuant
  to employee stock purchase plan .....            -               -        9,828
Stock options exercised ...............            -               -        7,651
Issuance of common stock pursuant
  to option exchange program ..........            -               -            -
Issuance of common stock pursuant to
  business restructuring activities ...            -               -        1,962
Repurchase of unvested common stock ...            -               -         (323)
Repurchase of common stock ............            -               -       (5,450)
Payments on notes receivable for
  purchase of common stock ............            -               -          868
Deferred stock compensation related
  to stock options ....................            -               -            -
Forfeiture of stock options ...........            -               -          319
Amortization of deferred stock
  compensation ........................            -               -        8,734
Other .................................            -               -         (21)
Comprehensive loss:
  Net loss ............................            -      (1,527,639)  (1,527,639)
  Unrealized investment gains of
    $1,194 at December 31, 2001 .......        2,830                        2,830
  Realized investment losses ..........      (13,676)              -      (13,676)
  Foreign currency translation
    adjustment, cumulative translation
    loss of $(1,642) at December 31,
    2001 ..............................       (1,926)              -       (1,926)
                                                                       ----------
      Total comprehensive loss ........                                (1,540,411)
                                       ------------------------------------------
Balance at December 31, 2001                  $ (448)  $              $   510,301
                                       ==========================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              VIGNETTE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          Year ended December 31,
                                                                                  -----------------------------------------
                                                                                    1999           2000             2001
                                                                                  --------      ----------      -----------
Operating activities:

Net loss .......................................................................  $(42,477)     $ (532,225)     $(1,527,639)

Adjustment to reconcile net loss to cash used in operating activities:
 Depreciation ..................................................................     2,736          13,599           21,065
 Amortization ..................................................................     1,796         328,691          500,574
 Impairment of goodwill ........................................................         -               -          799,169
 Noncash compensation expense ..................................................     5,654          33,863            8,734
  Purchased in-process research and development,
     acquisition-related and other charges (noncash) ...........................    14,512         161,826              207
 Noncash restructuring charges .................................................         -               -           35,015
 Noncash investment impairments ................................................         -               -           51,563
 Interest on restricted cash investments .......................................         -               -            (702)
 Other noncash items ...........................................................         -             679              172
 Changes in operating assets and liabilities, net of effects from purchases of businesses:
        Accounts receivable, net ...............................................   (22,330)        (64,388)          61,975
        Prepaid expenses and other assets ......................................    (6,263)        (11,731)           4,352
        Accounts payable .......................................................     3,524          10,509           (8,482)
        Accrued expenses .......................................................    17,407          19,264           29,587
        Deferred revenue .......................................................    22,905          19,433          (16,605)
        Other liabilities ......................................................     1,075           7,519           (3,276)
                                                                                  --------      ----------      -----------

  Net cash used in operating activities ........................................    (1,461)        (12,961)         (44,291)

Investing activities:
Purchase of property and equipment .............................................   (11,863)        (53,849)         (20,686)
Cash acquired in purchase of businesses, net of transaction costs ..............        56         123,356                -
Maturity (purchase) of restricted investments ..................................         -         (13,963)             868
Purchase of marketable securities and short-term investments ...................   (11,005)         (1,529)         (30,364)
Purchase of equity securities ..................................................   (27,011)        (30,963)            (555)
Deferred acquisition costs .....................................................    (1,000)              -                -
Other ..........................................................................         -               -             (828)
                                                                                  --------      ----------      -----------

  Net cash provided by (used in) investing activities ..........................   (50,823)         23,052          (51,565)

Financing activities:
Proceeds from issuance of common stock, net ....................................   429,240               -                -
Payments on long-term debt and capital lease obligations .......................    (2,762)         (5,709)            (728)
Proceeds from exercise of stock options and purchase of
     employee stock purchase plan shares .......................................     4,533          38,773           17,479
Proceeds from exercise of warrants .............................................       251               -                -
Payments for repurchase of unvested common stock ...............................       (57)            (38)            (323)
Purchase of Company common stock ...............................................         -               -           (5,450)
Proceeds from repayment of stockholder notes receivable ........................        97             963              868
                                                                                  --------      ----------      -----------

  Net cash provided by financing activities ....................................   431,302          33,989           11,846

Effect of exchange rate changes on cash and cash equivalents ...................        18             123           (2,555)
                                                                                  --------      ----------      -----------

Net increase (decrease) in cash and cash equivalents ...........................   379,036          44,203          (86,565)
Cash and cash equivalents at beginning of year .................................    12,242         391,278          435,481
                                                                                  --------      ----------      -----------
Cash and cash equivalents at end of year .......................................  $391,278      $  435,481      $   348,916
                                                                                  ========      ==========      ===========

Supplemental disclosure of cash flow information:
 Interest paid .................................................................   $   201      $    3,281      $       191
                                                                                  ========      ==========      ===========
 Income taxes paid .............................................................  $      -      $        -      $         -
                                                                                  ========      ==========      ===========
Noncash activities:
 Common stock issued and stock options exchanged to
     acquire businesses ........................................................  $ 31,234      $2,104,484      $         -
                                                                                  ========      ==========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                              VIGNETTE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 1 -- Business

     Vignette Corporation, along with its wholly-owned subsidiaries (collectively, "Vignette" or "the Company"), is a leading provider of content management applications used by organizations to create and maintain effective online relationships with their customers, employees, business partners and suppliers. Vignette allows organizations to combine a comprehensive understanding of what content or information assets they have across the business, and their value, with Web applications that predict users' needs and expectations to deliver improved online relaionships. By putting the right information in front of the right person at the right time, the Company helps Web visitors make informed decisions, and help organizations successfully manage those relationships. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     The Company was incorporated in Delaware on December 19, 1995. Vignette currently markets its products and services throughout the Americas, Europe, Asia and Australia.

NOTE 2 -- Summary of Significant Accounting Policies

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company's accrual for facility lease commitments, vacated as a result of the Company's business restructuring. It is reasonably possible that such sublease assumptions could change in the near term, requiring adjustments to future income.

  Revenue Recognition

     Revenue consists of product and service fees. Product fee income is earned through the licensing or right to use the Company's software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, consulting services and training services.

     The Company does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights to return, refund or cancel have expired or acceptance has occurred.

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

     Where software licenses are sold with maintenance or other services, the Company allocates the total fee to the various elements based on the relative fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence ("VSOE") of fair value. For software licenses with a fixed number of licenses, VSOE of fair value is based upon the price charged when sold separately, which is in accordance with the Company's standard price list. The Company's standard price list specifies prices applicable to each level of volume purchased and is applicable when the products are sold separately. For software licenses with enterprise-wide usage (unlimited quantities), VSOE of fair value for the license element is not available, and, accordingly, license revenue is recognized using the residual method. Under the residual method, the contract value is first

                              VIGNETTE CORPORATION
allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element (license element). For consulting and implementation services, VSOE of fair value is based upon the rates charged for these services when sold separately. The Company generally sells services under time-and-material agreements. For maintenance, VSOE of fair value is based upon either the renewal rate specified in each contract, or the price charged when sold separately. Both the renewal rate and price when sold separately are in accordance with the Company's standard price list. Except when the residual method is used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element's fair value without regard to the discount.

     Revenue allocated to product license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations by the Company with regard to implementation remain, and collection of a fixed or determinable fee is probable. The Company considers all payments outside the Company's normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable, and such amounts are recognized as revenue as they become due. If collectibility is not considered probable, revenue is recognized when the fee is collected. For software arrangements where the Company is obligated to perform professional services for implementation, the Company does not consider delivery to have occurred or customer payment to be probable of collection until no significant obligations with regard to implementation remain. Generally, this would occur when substantially all service work has been completed in accordance with the terms and conditions of the customer's implementation requirements but may vary depending on factors such as an individual customer's payment history or order type (e.g., initial versus follow-on).

     Revenue from perpetual licenses that include unspecified, additional software products is recognized ratably over the term of the arrangement, beginning with the delivery of the first product.

     Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

     Revenue allocated to training and consulting service elements is recognized as the services are performed. The Company's consulting services are not essential to the functionality of its products as (1) such services are available from other vendors and (2) the Company has sufficient experience in providing such services.

     Deferred revenue includes amounts received from customers in excess of revenue recognized. Accounts receivable includes amounts due from customers for which revenue has been recognized.

Cash Equivalents

     Cash equivalents consist primarily of marketable securities having original maturities of 90 days or less from the respective date of acquisition. The Company classifies these investments as available-for-sale and any unrealized gains or losses are included in other comprehensive income. At December 31, 2000 and 2001, cash and cash equivalents included a net unrealized loss of $66,000 and $210,000, respectively. Realized gains and losses were not material during 2001.

Short-Term Investments

     Short-term investments consist of marketable securities, excluding cash-equivalents, having remaining maturities of less than one year from the respective balance sheet date. The Company classifies these investments as available-for-sale and any unrealized gains or losses are included in other comprehensive income. Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for all years presented.

                              VIGNETTE CORPORATION

     Short-term investments consist of the following at December 31, 2000 and 2001, respectively (in thousands):

                                                December 31, 2000                            December 31, 2001
                                     ----------------------------------------    -----------------------------------------
                                                                   Estimated                                    Estimated
                                                                     Fair                                         Fair
                                                   Unrealized        Market                     Unrealized        Market
                                       Cost        Gain (Loss)       Value          Cost        Gain (Loss)       Value
                                     ---------     -----------    -----------    ----------     -----------    -----------
Marketable securities:
   U.S. Government agencies ......   $  5,338            $ (6)      $  5,332       $ 5,093           $   2       $  5,095
   U.S. Treasury notes ...........      1,998              (4)         1,994             -               -              -
   Corporate bonds ...............      2,027               1          2,028         2,181              (6)         2,175
   Corporate notes ...............      2,996               2          2,998         6,394             (23)         6,371
   Medium term notes .............          -               -              -         3,602              (3)         3,599
   Commercial paper ..............          -               -              -        25,477              (1)        25,476
                                     ---------     -----------    -----------    ----------     -----------    -----------
                                     $ 12,359            $ (7)      $ 12,352       $42,747           $ (31)      $ 42,716
                                     =========     ===========    ===========    ==========     ===========    ===========

  Long-Term Investments

     Long-term investments consist primarily of equity investments in public and non-public companies and certificates of deposit. The investments in non-public companies are generally in the form of mandatorily redeemable preferred stock. The Company classifies these investments as available-for-sale and any unrealized gains or losses are included in other comprehensive income. For its equity investments, the Company holds a less than 20% interest in, and does not exert significant influence over any of the respective investees. Therefore, the Company uses the cost method of accounting for its equity investments.

     These equity investments were established to enable the Company to invest in emerging technology companies strategic to the Company's software business. The Company recorded a cumulative net unrealized gain of $12.1 and $1.4 million related to these securities at December 31, 2000 and 2001, respectively. Two of these investments held by the Company at December 31, 2001 are publicly traded. There is no established market for the remaining investments, therefore, the investments in non-public companies are valued based on estimates made by management.

     The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company first evaluates whether general market conditions which reflect prospects for the economy as a whole, or specific information pertaining to the specific investment's industry or that individual company, indicates that a decline in value that is other than temporary has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospects of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized $51.6 million in impairment charges for the year ended December 31, 2001, and such amount is recorded in Other expenses on the Consolidated Statements of Operations.

     In addition to these equity investments, the Company held $14.0 million and $13.7 million in certificates of deposit at December 31, 2000 and 2001, respectively. These investments are restricted and support certain leased office space security deposits. Such certificates of deposit are placed with a high credit quality financial institution. The maturity dates range from 2002 to 2010 and the stated yields of these investments vary between 1.39% and 2.03%. There are certain time restrictions placed on these instruments that the Company is obligated to meet in order to liquidate the principal of these investments.

                              VIGNETTE CORPORATION

     The following presents the estimated fair value of the Company's long-term investments at December 31, 2000 and 2001, respectively (in thousands):

                                                            2000      2001
                                                          --------- --------
         Equity investments:
            Mandatorily redeemable preferred stock ....   $ 67,938   $ 3,474
            Common stock and other ....................      2,394     5,268
         Restricted certificates of deposit (cost
            approximates fair value) ..................     13,963    13,672
                                                          --------- --------
                                                          $ 84,295  $ 22,414
                                                          ========= ========

Allowance for Doubtful Accounts

     The Company maintains an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, the Company considers factors such as: historical collection experience, a customer's current credit-worthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer's ability to pay.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets, generally 36 months. Amortization of assets recorded under capital leases is computed using the straight-line method over the shorter of the asset's useful life or the term of the lease. Such amortization of capital leases is included with depreciation expense.

     Effective January 1, 2001, the Company changed the useful life of its computer equipment and software. Consequently, the estimated depreciable lives of these fixed assets were changed from 18 months to 36 months. This change in accounting estimate did not have a material impact on the Company's financial condition, net losses or cash flows for the year ended December 31, 2001.

Intangible Assets

     Intangible assets are being amortized using the straight-line method. The amounts allocated to acquired technology, workforce, trademark and excess of cost over fair value of net assets acquired or net liabilities assumed ("goodwill") are being amortized over the assets' estimated useful lives, which range from two to four years. Such amortization is included in "Amortization of intangibles" in the accompanying Consolidated Statements of Operations.

     Intangible assets consist of the following at December 31, 2000 and 2001, respectively (in thousands):

                                                                              2000            2001
                                                                          ------------    ------------
Intangible assets acquired through business combinations:
   Goodwill ..........................................................    $ 1,757,178     $ 1,747,844
   Acquired technology ...............................................         36,100          36,100
   Acquired workforce ................................................         23,600          23,600
   Trademark .........................................................            800             800

Capitalized research and development costs ...........................          1,849               -
                                                                          ------------    ------------
                                                                            1,819,527       1,808,344
Less: accumulated amortization and
   impairment charges ................................................       (330,487)     (1,645,133)
                                                                          ------------    ------------
Total intangibles, net ...............................................    $ 1,489,040     $   163,211
                                                                          ============    ============

                              VIGNETTE CORPORATION

     Goodwill was originally recorded in connection with the Company's business acquisitions. At the respective dates of acquisition, the purchase prices were tentative. The purchase prices were finalized during 2001, resulting in a $9.3 million net adjustment to goodwill.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. The provisions of Statement 142 will be effective for fiscal years beginning after December 15, 2001. Beginning fiscal year 2002, the Company will adopt Statement 142 and will review its intangible assets and goodwill for impairment pursuant to this Statement. Upon adoption on January 1, 2002, the Company will no longer amortize goodwill, acquired workforce or an acquired trademark, thereby eliminating annual amortization of approximately $70.7 million, based on forecasted amortization for 2002.

  Impairment of Long-Lived Assets

     The Company periodically reviews the carrying amounts of property and equipment, identifiable intangible assets and goodwill, both purchased in the normal course of business and acquired through business combinations, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"), warrant adjustment to such carrying amounts. In reviewing the carrying amounts of property and equipment and identifiable intangible assets, the Company considers, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows.

     The Company periodically assesses the impairment of enterprise-level goodwill pursuant to the provisions of APB Opinion No. 17, Intangible Assets. The Company reviews and evaluates the recoverability of goodwill and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate an impairment exists. Specifically, the Company monitors its average market capitalization for a 90-day period relative to its net book value, and if such average market capitalization is less than the Company's net book value, then the Company performs an impairment analysis to reduce the carrying value of enterprise-level goodwill to its estimated fair value. The estimated fair value of enterprise-level goodwill is determined by subtracting the net carrying values of all assets and liabilities of the Company, excluding goodwill, from its estimated enterprise fair value. The Company determines the estimated enterprise fair value based upon the discounted cash flow method.

     The Company reviews the valuation and amortization periods of goodwill and its identifiable intangible assets on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life. In fiscal year 2000, the Company changed the estimated useful life of goodwill resulting from the Diffusion, Inc. acquisition. The estimated useful life was reduced from seven years in 1999 to three years in 2000 and resulted in an increase in net loss of $2.9 million and an increase in basic net loss per share of $0.01 per share for the year ended December 31, 2000.

  Research and Development

     Research and development expenditures are expensed to operations as incurred. Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("Statement 86"), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Software development costs capitalized in accordance with Statement 86 totaled $550,000, $1.9 million and $687,000 in 1999, 2000 and 2001, respectively. These capitalized costs are amortized to cost of revenue over the respective application's estimated useful life, generally not exceeding 18 months. Amortization expense was $0,

                              VIGNETTE CORPORATION

$632,000 and $662,000 for the years ended 1999, 2000 and 2001, respectively. In connection with its restructuring plan implemented during 2001, the Company decided to no longer sell or support certain of its software products; resulting in the impairment of approximately $1.9 million of previously capitalized software.

Advertising Costs

     The Company expenses advertising costs as incurred. These expenses were approximately $2.1 million, $8.4 million and $1.0 million for the years ended December 31, 1999, 2000 and 2001, respectively.

  Income Taxes

     The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Foreign Currency

     For the Company's foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year or period. Such translation adjustments are recorded in aggregate as a component of stockholders' equity. Gains and losses from foreign currency denominated transactions are included in Other income (expense) and were not significant for all years presented.

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

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of short-term investments, trade accounts receivable and restricted certificates of deposit. The Company's short-term investments, which are included in cash and cash equivalents and short-term investments for reporting purposes, and restricted certificates of deposit, which are included in long-term investments for reporting purposes, are placed with high credit quality financial institutions and issuers.

                              VIGNETTE CORPORATION

     The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The following table summarizes the changes in allowance for doubtful accounts for trade receivables (in thousands):

         Balance at December 31, 1998 ........................  $   297
             Additions charged to costs and expenses .........    1,030
             Write-off of uncollectible accounts .............      (73)
                                                               ---------
         Balance at December 31, 1999 ........................    1,254
             Additions charged to costs and expenses .........   10,482
             Additions resulting from business combinations ..    1,560
             Write-off of uncollectible accounts .............   (3,653)
                                                               ---------
         Balance at December 31, 2000 ........................    9,643
             Additions charged to costs and expenses .........   17,899
             Write-off of uncollectible accounts .............  (18,207)
                                                               ---------
         Balance at December 31, 2001 ........................  $ 9,335
                                                               =========

     No customers accounted for more than 10% of the Company's total revenue during the years ended December 31, 1999, 2000 or 2001.

  Net Loss Per Share

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase. Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive due to the Company's net loss. The Company had outstanding common stock options of 51,199,728, 63,594,736 and 47,148,500 at December 31, 1999, 2000 and 2001, respectively. Such outstanding common stock options have been excluded from the calculation of diluted net loss per share, as the effect of their exercise would be antidilutive. During 1999, 101,749,914 shares of preferred stock for the period from January 1, 1999 to February 19, 1999 have been excluded from diluted net loss per share, as the effect of their conversion prior to the Company's initial public offering would be antidilutive.

     The following table presents the calculation of basic net loss per share (in thousands, except per share data):

                                                                                  Year Ended December 31,
                                                                     --------------------------------------------------
                                                                         1999              2000              2001
                                                                     --------------    --------------    --------------

 Net loss ........................................................       $ (42,477)       $ (532,225)     $ (1,527,639)
                                                                         =========        ==========      ============
 Basic:
     Weighted-average shares of common stock outstanding .........         143,898           209,184           242,572
     Weighted-average shares of common stock
           subject to repurchase .................................          (6,645)           (3,299)             (810)
                                                                         ---------        ----------      ------------
     Shares used in computing basic net loss per share ...........         137,253           205,885           241,762
                                                                         =========        ==========      ============

     Basic net loss per share ....................................       $   (0.31)         $  (2.59)        $   (6.32)
                                                                         =========        ==========      ============

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

                              VIGNETTE CORPORATION

Financial Instruments

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"), which deferred for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, the Company formally adopted the Statement during the first quarter of 2001. The Company has minimal use of derivatives, and accordingly, the adoption of Statement 133 did not have a material impact on its results of operations or financial position for the year ended December 31, 2001.

Recent Pronouncements

     In July 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. To date, all of the Company's acquisitions have been accounted for under the purchase method of accounting. The adoption of Statement 141 did not have a significant impact on the Company's financial statements.

     Also in July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. The provisions of Statement 142 will be effective for fiscal years beginning after December 15, 2001. Beginning in fiscal year 2002, the Company will adopt Statement 142 and will review its intangible assets and goodwill for impairment pursuant to this Statement. Upon adoption on January 1, 2002, the Company will no longer amortize goodwill or acquired workforce, thereby eliminating annual amortization of approximately $70.7 million, based on forecasted amortization for 2002. During the first six months of 2002, the Company will perform the required transitional impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be, if any, on its Consolidated Financial Statements.

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

     Also in August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 supersedes Statement 121 and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of Statement 144 will be effective for the Company's fiscal year beginning January 1, 2002. The Company does not expect that the adoption of Statement 144 will have a significant impact on its financial statements.

  Reclassifications

     Certain reclassifications have been made to prior years financial statements to conform to the current year presentation.

                              VIGNETTE CORPORATION

NOTE 3 -- Business Combinations and Acquired In-Process Research and Development

     During the three years ended December 31, 2001, the Company acquired a series of complementary businesses. In connection with these acquisitions, the Company acquired all outstanding stock and assumed all outstanding stock options of the respective acquirees. All acquisitions were accounted for as a purchase business combination. Accordingly, the results of operations of the acquired companies have been included with those of the Company for periods subsequent to the respective dates of acquisition. The Company values securities issued in a business combination based on the average trading price of the Company's securities for the two days prior, the day of, and the two days subsequent to the date that the business combination is agreed to and announced, and there is no subsequent significant change in the number of shares issued.

     The following table presents the purchase price allocation of the Company's acquisitions during the three years ended December 31, 2001 (in thousands):

                                                               1999                            2000
                                                           -------------   --------------------------------------------
                                                            Diffusion,      Engine 5,       DataSage,       OnDisplay,
                                                               Inc.           Ltd.            Inc.             Inc.
                                                           -------------   -----------     ----------     -------------
In-process research and development ....................   $     11,600    $               $  43,400      $    103,200
Acquired technology ....................................          6,300         1,000          4,000            24,800
Workforce ..............................................            900           300          3,300            19,100
Trademark ..............................................              -             -            800                 -
Deferred compensation ..................................              -             -              -            52,865
Goodwill ...............................................         14,466        18,974        514,436         1,199,968
Net fair value of tangible assets
  acquired and liabilities assumed .....................         (2,032)         (296)        20,660            97,977
                                                            -----------    ----------      ---------       -----------

Purchase price .........................................    $    31,234    $   19,978      $ 586,596       $ 1,497,910
                                                            ===========    ==========      =========       ===========

Acquisition date .......................................      June 1999     Jan. 2000      Feb. 2000         July 2000
Shares of Company stock issued .........................          2,301           105          7,746            35,869
Employee stock options exchanged .......................             59           143          1,712             6,148
                                                            -----------    ----------      ---------       -----------
   Total shares of Company stock
     issued and exchanged ..............................          2,360           248          9,458            42,017
                                                            ===========    ==========      =========       ===========
Cash paid by Company ...................................    $         -    $    4,900      $       -       $         -

In-Process Research and Development

     The amounts allocated to IPR&D were based on a discounted cash flow model, as modified to conform to Securities and Exchange Commission guidelines. Specifically, this model employed cash flow projections for revenue based on the projected incremental increase in revenue that the acquired company expected to receive from the completed IPR&D based on management's estimates and the growth potential of the market. Revenue for these five-year projection periods assumed an annual compound growth rate of 122.4%, 121.3% and 89.9% for Diffusion, DataSage and OnDisplay, respectively, and was adjusted to reflect the percentage of research and development determined to be complete as of the acquisition date. Cost of goods sold, selling, general and administrative expense, and research and development expense were estimated as a percent of revenue based on each acquired company's historical results and industry averages. The cost to complete the in-process products was removed from the research and development expense. These estimated operating expenses as well as capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The after-tax cash flow projections were discounted using a risk-adjusted rate of return, ranging between 21% and 23%. Such discount rates were based on each acquired company's weighted average cost of capital of 16% or 18%, as adjusted upwards for the additional risk related to the projects' development and success.

     The resulting IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative uses existed.

                              VIGNETTE CORPORATION

Acquisition-related and other charges

     Acquisition-related and other charges include costs incurred for employees and consultants related to product integration and cross-training, Engine 5, Ltd. ("Engine 5") contingent consideration, impairment of certain intangibles assets and other employee-related costs, including severance. The following table presents acquisition-related and other charges for the three years ended December 31, 1999, 2000 and 2001 (in thousands):

                                                                                  Year Ended December 31,
                                                                     --------------------------------------------------
                                                                         1999              2000              2001
                                                                     --------------    --------------    --------------

 Cross-training, product integration and other ..................           $  238           $ 4,431            $   94
 Impairment of intangibles ......................................                -             2,791                 -
 Severance and other employee-related costs .....................              891             1,534                 -
 Employee stock compensation ....................................            2,912            10,699                 -
 Contingent consideration .......................................                -             3,830             1,825
                                                                           -------          --------           -------
                                                                           $ 4,041          $ 23,285           $ 1,919
                                                                           =======          ========           =======

     As a result of the Company's business combinations and the integration of acquired products, the Company determined that certain royalties or license fees previously capitalized by the Company were impaired. Such impairment resulted primarily from the technology acquired in the business combinations, rendering previously capitalized technology obsolete. Such impairment charges totaled $0, $2.8 million and $0 in 1999, 2000 and 2001, respectively.

     Shortly after the closing of the acquisitions, the Company entered into severance agreements with certain acquired employees. The costs associated with such severance agreements were not accrued as part of purchase accounting as they were not considered exit costs at the time of the acquisition. However, such costs are a result of the integration of the acquired businesses and accordingly have been recorded as acquisition-related and other charges and totaled $900,000, $1.6 million and $0 in 1999, 2000 and 2001, respectively.

     The Company has stock option agreements with certain employees which contained acceleration provisions of vesting based upon business acquisitions made by the Company. The Company recorded the actual amortization of deferred stock compensation associated with such acceleration provisions as an acquisition-related and other charge. Additionally, subsequent to the closing of the acquisitions, the Company entered into severance agreements with certain acquired employees which included the acceleration of vesting for outstanding stock options. Such modification resulted in a new measurement date for the stock options. The total expense recorded by the Company as a result of the acceleration of vesting for these arrangements was $2.9 million, $10.7 million and $0 in 1999, 2000 and 2001.

     As part of the Engine 5 acquisition, contingent consideration of $3.8 million and $1.8 million was recorded during the years ended 2000 and 2001, respectively. This contingent consideration was based on defined future employment requirements met through the fourth quarter of 2001. The contingent consideration related to the Engine 5 acquisition was not included in the total purchase price, but was expensed as future employment requirements were satisfied.

 OnDisplay Stock Options

     In connection with the OnDisplay, Inc. ("OnDisplay") acquisition, the Company exchanged all outstanding OnDisplay stock options for 6,147,919 of Vignette stock options. Using the Black-Scholes method of valuing options, the estimated fair value of employee stock options granted was $168.5 million. Approximately $52.9 million of such value, representing the intrinsic value of unvested stock options, was recorded as deferred stock compensation and is being amortized over the options' remaining vesting term. The remaining $115.6 million was included in goodwill and is amortized over the asset's estimated useful life, which is equivalent to four years.

                              VIGNETTE CORPORATION

Impairment

     The Company assesses impairment of enterprise-level goodwill pursuant to the provisions of APB Opinion No. 17. As a result of the Company's ongoing assessment of enterprise-level goodwill, the Company recorded an impairment charge in 2001 in the amount of $799.2 million. The impairment was recorded in light of significant negative industry and economic trends impacting current operations, the significant decline in the Company's stock price for a sustained period of time and the Company's market capitalization relative to its net book value. Goodwill was recorded in connection with the Company's four business combinations effected during fiscal 1999 and 2000. Such acquisitions were completed during a period when stock valuations for companies in the software sector were generally at much higher levels.

     During the quarter ended December 31, 2001, the Company determined that the Company's average market capitalization for a 90-day period was less than the Company's net book value. The overall decline in industry and economic growth rates indicated that this trend may continue for an indefinite period. The Company used the discounted cash flow method to estimate the enterprise fair value of the Company. The discounted cash flow model used by the Company assumed a discount rate of 24% and a terminal growth rate of 6%. The discounted cash flow model also considered the impact of the Company's current cash and cash equivalents on-hand. Based on this analysis, the Company recorded a goodwill impairment charge of $799.2 million to writedown its carrying value to its implied fair value. The assumptions supporting the estimated cash flows, including the discount rate and estimated terminal value, reflect management's best estimates. It is reasonably possible that the estimates and assumptions used by the Company may change in the short term.

     Beginning in fiscal year 2002, the Company will adopt FASB Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"), and will review its intangible assets and goodwill for impairment pursuant to this Statement. Upon adoption on January 1, 2002, the Company will no longer amortize goodwill or acquired workforce, thereby eliminating annual amortization of approximately $70.7 million, based upon forecasted amortization for 2002. During the first six months of 2002, the Company will perform the required transitional impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be, if any, on its Consolidated Financial Statements.

Pro Forma Results

     The following presents the unaudited pro forma combined results of operations of the Company with Diffusion Inc., Engine 5, DataSage and OnDisplay for the years ended December 31, 1999 and 2000, after giving effect to certain pro forma adjustments. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 1999 or of future results of operations of the consolidated entities (in thousands, except for per share data):

                                            Year ended December 31,
                                     ---------------------------------------
                                           1999                 2000
                                     ------------------   ------------------
   Revenue ......................             $107,611             $388,718
   Operating loss ...............             (564,989)            (643,537)
   Net loss .....................             (561,104)            (615,498)
   Basic loss per share .........             $  (3.11)            $  (2.73)

     The pro forma amounts reflected above exclude one-time acquisition charges, including in-process research and development charges, of $11.6 million and $146.6 million for the years ended December 31, 1999 and 2000, respectively.

NOTE 4 -- Stockholders' Equity and Redeemable Convertible Preferred Stock

  Public Offerings

     In February 1999, the Company completed an initial public offering in which the Company sold 25,680,000 shares of its common stock for proceeds to the Company of $81.3 million, less offering costs of

                              VIGNETTE CORPORATION

$7.5 million. In December 1999, the Company completed a secondary public offering in which the Company sold 8,028,000 shares of its common stock for proceeds to the Company of $374.3 million, less offering costs of $18.8 million.

  Voting Rights

     Each share of common stock has one voting right.

  Stock Dividends

     In November 1999, the Company announced a two-for-one stock split in the form of a stock dividend. Stockholders received one additional share for each share of Vignette common stock held on the record date of November 15, 1999. These shares were paid after market close on December 1, 1999. In April 2000, the Company effected a three-for-one stock split in the form of a stock dividend. Stockholders received two additional shares for each share of Vignette common stock held on the record date of March 27, 2000. These shares were paid after market close on April 13, 2000. All financial and share information contained herein retroactively reflects the effect of these stock dividends.

  Preferred Stock

     In February 1999, upon the closing of the Company's initial public offering, all of the outstanding preferred stock was converted into 101,749,914 shares of common stock. In addition, the Company's Certificate of Incorporation was amended authorizing the Board of Directors to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. At December 31, 2001, the Company had not issued any new preferred stock. As of December 31, 2000 and 2001, there were 30,000,000 shares authorized to be designated as preferred stock. No preferred shares were outstanding at December 31, 2000 or 2001.

  Stock Plans

     The Company has established the 1995 Stock Option/Stock Issuance Plan, the 1999 Equity Incentive Plan, the 1999 Supplemental Stock Option Plan, the 1999 Non-Employee Directors Option Plan and the Employee Stock Purchase Plan.

     Under the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), employees, members of the Board of Directors and independent advisors were eligible to be granted options to purchase shares of the Company's common stock or could be issued shares of the Company's common stock directly. Options are immediately exercisable. Upon certain events, the Company has repurchase rights for unvested shares equal to the original exercise price. The Company also has the right of first refusal for any proposed disposition of shares issued under the 1995 Plan. The stock options and the related exercised stock will generally vest over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. Stock issuance may be for purchase or as a bonus for services rendered to the Company. Options outstanding at the time of the Company's initial public offering were assumed under the Company's 1999 Equity Incentive Plan. No Options could be granted from the 1995 Plan subsequent to the Company's initial public offering, therefore, there were no shares available for future grant under the 1995 Plan at December 31, 2001. Options that expire under the 1995 Plan will be available for future grants under the 1999 Equity Incentive Plan.

     Under the 1999 Equity Incentive Plan (the "1999 Plan"), employees, non-employee members of the Board and consultants may be granted options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options are exercisable in accordance with each Stock Option

                              VIGNETTE CORPORATION

Agreement. The term of each option is no more than ten years from the date of grant. Under the 1999 Plan, 31,362,876 were reserved for issuance, including options assumed from the 1995 Plan. At December 31, 2001, 11,694,694 were available for future grant. As of January 1 of each year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Plan shall automatically increase by a number equal to the lesser of 5% of the total number of shares of the Common Stock then outstanding or 11,804,820 shares.

     Under the 1999 Supplemental Stock Option Plan (the "1999 Supplemental Plan"), employees, non-employee members of the Board and consultants may be granted non-qualified options to purchase shares of common stock. The term and vesting periods are the same as those under the 1999 Plan. There were 33,000,000 shares authorized under the 1999 Supplemental Plan at December 31, 2001 of which 18,164,954 were available for future grant.

     Under the 1999 Non-Employee Directors Option Plan, non-employee board members may be granted non-statutory options to purchase shares of common stock. Vesting occurs over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. There were 1,500,000 shares authorized under the Non-Employee Directors Option Plan at December 31, 2001 of which 1,360,000 were available for future grant.

     Under the Employee Stock Purchase Plan ("ESPP"), the Company has reserved 12,872,856 shares of common stock for issuance under the ESPP. As of January 1, each year, the number of shares under the ESPP will automatically increase by the lesser of 2% of the total number of shares of common stock outstanding or 4,500,000 shares. The ESPP was amended during fiscal year 2001 to clarify certain employee contribution limitations, decrease the employee share purchase limit per period to 2,000 shares, permit employee enrollment with a zero contribution percentage and allow the Compensation Committee to reduce the number of additional shares reserved for the ESPP. As of December 31, 2001, 5,039,537 shares were issued under the ESPP.

     A summary of the Company's stock option activity and related information through December 31, 2001 follows:

                                                          Number of        Range of      Weighted-Average
                                                            Shares     Exercise Prices    Exercise Price
                                                         -----------   ---------------   ----------------
Options outstanding - December 31, 1998 ...............   32,523,462   $0.01  - $ 1.10        $     0.52
    Granted and assumed ...............................   27,240,774    1.14  -  54.33             17.64
    Exercised .........................................   (6,848,193)   0.01  -   2.90              0.35
    Canceled ..........................................   (1,716,315)   0.01  -  27.50              2.35
                                                         -----------   ---------------   ----------------
Options outstanding - December 31, 1999 ...............   51,199,728    0.01  -  54.33              9.64
    Granted and assumed ...............................   31,151,439    0.06  -  99.00             40.84
    Exercised .........................................  (13,138,972)   0.01  -  51.67              2.17
    Canceled ..........................................   (5,617,459)   0.01  -  88.92             29.39
                                                         -----------   ---------------   ----------------
Options outstanding - December 31, 2000 ...............   63,594,736    0.01  -  99.00             24.71
    Granted ...........................................   32,058,576    3.54  -  10.02              5.65
    Exercised .........................................   (6,953,197)   0.01  -  13.68              1.10
    Canceled ..........................................  (41,551,615)   0.02  -  99.00             32.91
                                                         -----------   ---------------   ----------------
Options outstanding - December 31, 2001 ...............   47,148,500   $0.01  - $99.00        $     7.80
                                                         ===========
Options available for grant - December 31, 2001 .......   31,219,648
                                                         ===========

                              VIGNETTE CORPORATION

     The following is a summary of options outstanding and exercisable at December 31, 2001:

                                  Outstanding                              Exercisable
                  ---------------------------------------------  ----------------------------------
                                    Weighted-
                                     Average        Weighted-                         Weighted-
                                    Remaining        Average                           Average
Range of            Number of      Contractual       Exercise      Number of           Exercise
Exercise Prices      Options     Life (in years)      Price         Options             Price
----------------  -------------  ----------------  ------------  ---------------  -----------------
$ 0.01 - $ 9.90   39,413,079             6.4          $ 4.31       13,418,885          $ 1.98
$ 9.91 - $19.80    4,605,112             4.4          $13.71        2,663,830           13.56
$19.81 - $29.70      473,211             5.1          $26.39          298,711           25.62
$29.71 - $39.60      880,411             5.5          $34.73          382,812           34.37
$39.61 - $49.50      340,543             6.6          $43.98          160,222           44.22
$49.51 - $59.40    1,308,757             3.2          $51.76          256,063           52.04
$59.41 - $69.30       64,012             6.0          $67.22           28,662           67.27
$69.31 - $79.20       50,625             5.4          $71.09           25,311           71.73
$79.21 - $89.10        7,500             0.3          $88.92            3,281           88.92
$89.11 - $99.00        5,250             3.6          $99.00            3,562           99.00
                  ----------             ---          ------       ----------          ------
                  47,148,500             6.1          $ 7.80       17,241,339          $ 6.28
                  ==========                                       ==========

     A total of 810,357 shares of outstanding common stock were unvested at December 31, 2001 and may be repurchased by the Company should vesting requirements not be fulfilled. A total of 28,955,955, 27,559,181 and 17,241,339 outstanding options are exercisable at December 31, 1999, 2000 and 2001, respectively.

     Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of each option grant was estimated using the Black-Scholes option-pricing model, with the following assumptions:

                                                                                                          Employee
                                                                                                           Stock
                                                                                                          Purchase
                                                                            Employee Stock Options          Plan
                                                                    -----------------------------------  -----------
                                                                       1999         2000        2001        2001
                                                                    -----------  ----------  ----------  -----------
Risk-free interest rate ..........................................        5.8%        5.1%        3.8%         1.8%
Weighted-average expected life of the options ....................     4 years     4 years     3 years    0.5 years
Dividend rate ....................................................          0%          0%          0%           0%
Assumed volatility ...............................................         1.2         1.4         1.3          1.3
Weighted-average fair value of options granted
  Exercise price equal to fair value of stock on date of grant ...     $ 13.95     $ 43.01     $  4.29
  Exercise price less than fair value of stock on date of grant ..     $  7.23     $ 45.10           -

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period and stock purchased under the Employee Stock Purchase Plan is amortized over the six-month purchase period. The Company's pro forma information follows (in thousands, except per share data):

                                                                                 Year ended December 31,
                                                                        -----------------------------------------
                                                                           1999           2000           2001
                                                                        -----------    -----------    -----------
Pro forma stock-based compensation expense ........................        $ 25,661      $ 290,342    $    89,283
Pro forma net loss ................................................        $(68,138)     $(822,567)   $(1,616,922)
Pro forma basic net loss per share ................................        $  (0.50)     $   (4.00)   $     (6.69)

Employee Option Exchange Program

     In February 2001, the Company issued approximately 2.4 million restricted shares to certain employees who elected to participate in the Company's stock option exchange program, a program designed to retain the Company's employees and to provide them with an incentive for maximizing stockholder value. Subsequent to February 2001, approximately 600,000 restricted shares were forfeited by certain employees because such employees had not fulfilled related vesting requirements. As a result of this program, deferred compensation has been recorded for the market value of the restricted shares issued as of the grant date in the amount of approximately $14.9 million. Such amount is being

                              VIGNETTE CORPORATION
amortized to expense over the one-year vesting period, commencing at the date of issue. At December 31, 2001, the weighted-average fair value of restricted stock granted in relation to this program was $6.38.

     Also under the same option exchange program, the Company canceled approximately 19.2 million stock options previously granted to those employees who voluntarily participated in the program in exchange for approximately 7.7 million new options which were granted on August 20, 2001. The exercise price of these new options was equal to the fair market value of the Company's common stock on the grant date. The program did not result in any additional compensation charges or variable plan accounting. Members of the Company's Board of Directors and its officers were not eligible to participate in this program.

Deferred Stock Compensation

     In 2000 and 2001, the Company recorded total deferred stock compensation of $56.1 million and $15.6 million, respectively. In 2000, this amount is represented, in part, by the difference between the exercise price of stock option grants for 412,500 shares of common stock and the fair value of the Company's common stock at the time of such grants, which was $43.92 per share and $51.67 per share, respectively; it is also represented by the difference between the exercise price of the unvested stock options exchanged in the OnDisplay acquisition and the fair value of the Company's common stock at the acquisition date. In 2001, this amount related primarily to the issuance of restricted common stock to employees participating in the employee option exchange program. These amounts are being amortized over the vesting periods of the applicable options, resulting in amortization of $41.7 million and $8.7 million for the years ended December 31, 2000 and 2001, respectively.

  Warrants

     In connection with the issuance of the Series A Redeemable Convertible Preferred Stock in February 1996, the Company also issued a warrant to purchase 88,536 shares of Series A Redeemable Convertible Preferred Stock at $0.09 per share. During 1999, the warrant was exercised by the holder under the cashless exercise provision in the agreement, resulting in the issuance of 87,816 shares of common stock.

     In 1997, the Company issued warrants to purchase 289,320 shares of common stock in connection with a professional services agreement. The warrants had an exercise price of $0.87 per share and were fully exercised in 1999.

     In December 1998, the Company entered into agreements with a company providing for available credit of up to $5.0 million and an equipment lease line of $1.25 million. In connection with such agreements, the Company issued a warrant to the company to purchase 542,148 shares of Series H Redeemable Convertible Preferred Stock at an exercise price of $1.38. The Company valued the warrant at $169,000 using the Black-Scholes model, an assumed volatility of 51%, a risk-free interest rate of 6%, a weighted-average expected life of 1 year, and a dividend rate of 0%. The warrants were exercised in full during the years ended December 31, 1999 and 2000, respectively under the cashless exercise provision of the warrant agreement , resulting in the issuance of 518,187 shares of common stock.

     In connection with the acquisition of OnDisplay, the Company exchanged warrants to purchase 117,520 shares of common stock with holders of warrants that were originally issued by OnDisplay. These warrants were valued using an option pricing model, with the value included in purchase allocation. After conversion, the warrants had an exercise price of $6.05 per share. During the fourth quarter of 2000, the Company issued 111,260 shares of common stock to these holders under the cashless exercise provision of the warrant agreement.

 Share Repurchase Program

     In September 2001, the Board of Directors approved a stock repurchase program whereby the Company could repurchase up to $50.0 million of its common stock. Any share repurchases under the program may be made over a period of up to six months and may be made in the open market, through block trades or otherwise. Any repurchased shares could be used for general corporate purposes, including issuance under the Company's employee stock plans. As of December 31, 2001, the Company had repurchased 1.4 million shares of common stock for an aggregate cost of $5.5 million. All such repurchases were conducted through open market transactions.

NOTE 5 -- Employee 401(k) Plan

     In 1997, the Company established a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The Company made no contributions in the years ended December 31, 1999, 2000, and 2001.

                              VIGNETTE CORPORATION

NOTE 6 -- Business Restructuring

     During fiscal year 2001, the Company's management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. As a result, the Company recorded $120.9 million in restructuring charges. Components of business restructuring charges and the remaining restructuring accruals as of December 31, 2001 are as follows (in thousands):

                                                                                         Employee
                                                                                        Separation
                                                 Facility Lease           Asset          and Other
                                                   Commitments         Impairments         Costs             Total
                                                 --------------        -----------      -----------       -----------
Balance at December 31, 2000 ................        $       -           $      -         $      -          $      -
 Total restructuring charge .................           55,150             33,683           32,102           120,935
 Cash activity ..............................          (12,397)              (878)         (22,773)          (36,048)

 Non-cash activity ..........................             (292)           (32,805)          (1,918)          (35,015)
                                                     ---------           --------         --------          --------
      Balance at December 31, 2001 ..........        $  42,461           $      -         $  7,411            49,872
                                                     =========           ========         ========
 Less: current portion ......................                                                                 23,390
                                                                                                            --------
 Accrued restructuring costs, less
      current portion .......................                                                               $ 26,482
                                                                                                            ========

Consolidation of Excess Facilities

     Facility lease commitments relate to lease obligations for offices the Company has vacated or intends to vacate as a result of the restructuring plan. These commitments relate to the abandonment of certain excess leased facilities in Austin and Houston, Texas, Redwood City, Los Angeles and San Ramon, California, Boston, Waltham, Reading and Cambridge, Massachusetts, New York, New York, Paris, France, Hamburg, Germany, Madrid, Spain, Sydney, Australia, Bangalore and Guragon, India and Singapore. The Company recorded $55.2 million in restructuring expense in relation to such site consolidation. The maximum lease commitment of such vacated properties is 10 years. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and resulting sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company's accrual for facility lease commitments.

Asset Impairments

     Asset impairments recorded pursuant to Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement 121"), relate to the impairment of certain intangible assets, including: acquired workforce, acquired technology, prepaid royalties and licenses, as well as the impairment of certain leasehold improvements and office equipment. As a result of the termination of former employees of acquired businesses, acquired workforce was impaired by $12.3 million during 2001. The Company's decision to no longer sell or support certain products acquired through business combinations or software arrangements, reduced the net realizable value of such products to zero. As such, certain of the Company's acquired technology and prepaid royalties and licenses were impaired by $7.3 million during 2001. Certain leasehold improvements and office equipment were impaired as a result of the Company's decision to vacate certain office space resulting in an impairment charge of $14.1 million during 2001.

Employee Separation and Other Costs

     Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 975 terminated employees, totaled $32.1 million, of which approximately

                              VIGNETTE CORPORATION

$24.7 million has been paid in cash and stock compensation at December 31, 2001. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

     At December 31, 2001, remaining cash expenditures resulting from the restructuring are estimated to be $49.9 million, and relate primarily to facility lease commitments. Excluding facilities lease commitments, the Company estimates costs will be substantially incurred within one year of the restructuring. The Company has substantially implemented its restructuring efforts initiated in conjunction with the restructuring announcements made during 2001; however, there can be no assurance that the estimated costs of the Company's restructuring efforts will not change.

NOTE 7 -- Lease Commitments

     The Company has financed the acquisition of certain computers and equipment through capital lease transactions that are accounted for as financings. Included in property and equipment at December 31, 2000 and 2001 are the following assets held under capital leases (in thousands):

                                                          December 31,
                                                    -----------------------
                                                       2000         2001
                                                    ----------   ----------
           Property and equipment ................    $ 4,834      $ 4,834
           Less accumulated depreciation .........     (1,531)      (3,142)
                                                      -------      -------
                                                      $ 3,303      $ 1,692
                                                      =======      =======

     The Company leases its office facilities and office equipment under various operating and capital lease agreements with various expiration dates through 2011. Rent expense for the years ended December 31, 1999, 2000 and 2001 was $3.8 million, $9.0 million and $15.7 million, respectively. At December 31, 2001, estimated future rents receivable from signed sublease agreements is $2.9 million through 2005. Future minimum payments as of December 31, 2001 under these leases, including operating lease commitments for vacated properties, are as follows (in thousands):

                                                     Operating        Sublease         Capital
                                                      Leases           Income          Leases
                                                    ------------    -------------   -------------
           2002 ..................................    $ 19,142          $ 1,274           $ 788
           2003 ..................................      15,492            1,149             244
           2004 ..................................      12,486              430               -
           2005 ..................................      10,996               61               -
           2006 ..................................       7,012                -               -
           Thereafter ............................      16,670                -               -
                                                      --------          -------          ------
           Total minimum lease payments ..........    $ 81,798                -           1,032
           Total minimum sublease rentals ........                      $ 2,914               -
                                                                        =======
           Amounts representing interest .........                                          (42)
                                                                                         ------
           Present value of net minimum lease
            payments (including current portion
            of $750) .............................                                       $  990
                                                                                         ======


NOTE 8 -- Legal Matters

     On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company's initial public offering of Vignette stock in February 1999 and the Company's secondary public offering of Vignette stock in December 1999 - Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company's initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in "tie-in arrangements" whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in

                              VIGNETTE CORPORATION
exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company's initial public offering and the prospectus and registration statement for the Company's secondary public offering. The Company believes that this lawsuit is without merit and intends to defend itself vigorously.

     The Company is also subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 9 -- Income Taxes

     As of December 31, 2001, the Company had federal net operating loss and research and development credit carryforwards of approximately $629.6 million and $9.0 million, respectively. The net operating loss and credit carryforwards will expire in varying amounts, between 2003 and 2021, if not utilized.

     The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event of an "ownership change" of a corporation. Net operating loss carryforwards of approximately $118.3 million and tax credit carryforwards of $2.0 million at December 31, 2001 were incurred by Diffusion, Engine 5, DataSage and OnDisplay prior to being acquired by us and will be subject to annual limitation. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2000 and 2001 are as follows (in thousands):

                                                                     December 31,
                                                                 2000           2001
                                                             ------------   ------------
     Deferred tax liabilities:
         Intangible assets ...............................    $ (17,706)     $  (7,130)
         Other ...........................................          (22)          (236)
                                                             ------------   ------------
                                                                (17,728)        (7,366)
     Deferred tax assets:
         Depreciable assets ..............................        1,477          1,846
         Equity investments ..............................            -         18,711
         Deferred revenue ................................       15,046          1,050
         Tax carryforwards ...............................      149,488        242,098
         Accrued liabilities and other ...................        6,071         21,086
                                                             ------------   ------------
                                                                172,082        284,791
                                                             ------------   ------------
     Net deferred tax assets .............................      154,354        277,425
     Valuation allowance for net deferred tax assets .....     (154,354)      (277,425)
                                                             ------------   ------------
     Net deferred taxes ..................................    $       -      $       -
                                                             ============   ============

     The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. As of December 31, 2001, the valuation allowance includes approximately $32.6 million related to the acquisition of Diffusion, Engine 5, DataSage and OnDisplay net deferred tax assets. The initial recognition of these acquired deferred tax asset items will first reduce goodwill, then other non-current intangible assets of the acquired entity. Approximately $140.6 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized,

                              VIGNETTE CORPORATION
will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

     Undistributed earnings of the Company's foreign subsidiary were immaterial as of December 31, 2000 and 2001. Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and/or state income taxes has been provided thereon.

     The Company's provision for income taxes for 1999, 2000 and 2001 consists primarily of withholdings on income generated in foreign countries. The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                  Year ended December 31,
                                                         ------------------------------------------
                                                            1999            2000            2001
                                                         -----------     -----------    -----------
     Federal statutory rate ..........................       (34.0)%         (34.0)%        (34.0)%
     State taxes, net of federal benefit .............        (1.4)            (.1)           (.4)
     Non-deductible goodwill amortization ............          .9            20.5           28.7
     In-process research and development .............        12.7            10.5              -
     Stock compensation ..............................         4.3             2.2             .2
     Foreign taxes at different rates ................           -              .3             .1
     Change in deferred tax items ....................        17.6              .8            5.4
     Other ...........................................         (.1)             .1             .1
                                                           -------         -------        -------
                                                                 -%             .3%           .1%
                                                           =======         =======        =======

NOTE 10 -- Related Party Transactions

     The Company holds a Promissory Note from a non-Section 16 employee of the Company. The principal sum of $400,000 was used for personal purposes. The loan is due and payable on December 31, 2002 but is accelerated if certain events occur prior to the maturity date. The note bears interest at a rate of 8% per annum, compounded quarterly. The loan note is secured by the employee's principal residence.

     The Company holds an additional Promissory Note from another non-Section 16 employee. The principal sum of $300,000 was used for personal purposes. The loan is due and payable on June 30, 2002 but is accelerated if certain events occur prior to the maturity date. The note bears interest at a rate of 8% per annum, compounded quarterly. The loan note is secured by a first priority mortgage on such employee's real estate.

     The Company loaned David J. Shirk, Senior Vice President, Products, the principal sum of $250,000 to purchase his primary residence in Texas in connection with his relocation to Texas. The note bore interest at a rate of 6% per annum. The note was paid in full on September 28, 2001. The largest aggregate indebtedness outstanding at any time during the fiscal year was $255,465 on September 28, 2001.

     The Company holds a Promissory Note from William R. Daniel, Senior Vice President and General Manager of the Application Products Division. The principal sum of $500,000 was used to purchase his primary residence in Texas in connection with his relocation to Texas. The loan is due and payable on June 13, 2004 but is accelerated if certain events occur prior to the maturity date. The note bears no interest. The loan note is secured by a deed of trust on the property acquired and a security interest in Vignette Common Stock pledged by Mr. Daniel.

     The Company entered into an offer letter agreement dated January 18, 2002 with Jeanne K. Urich, Senior Vice President, Global Professional Services. The agreement provides that Ms. Urich may borrow up to $2,000,000 from the Company pursuant to a loan to purchase a residence. The loan will initially be interest-free and is to be secured by a priority deed of trust on the residence and a pledge of any shares acquired pursuant to the exercise of her Company options. The loan is to be due six years from the execution of the loan but will be repayable one year after she leaves the Company's employ or upon a sale or other transfer of the residence and must be repaid from 50% of the proceeds of any sale by Ms. Urich of her option shares.

                              VIGNETTE CORPORATION

NOTE 11 -- Segments of Business and Geographic Area Information

     The Company considers its business activities to constitute a single segment. A summary of the Company's operations by geographic area follows (in thousands):

                                                                   Year ended December 31,
                                                     ----------------------------------------------------
                                                         1999              2000               2001
                                                     --------------    --------------    ----------------
     Revenue:
         Americas
             United States .......................        $ 76,037        $  270,091           $ 190,613
             Other ...............................               -                 -               1,330
                                                          --------        ----------           ---------
                 Total Americas ..................          76,037           270,091             191,943
         Europe ..................................           9,730            78,795              93,797
         Asia Pacific ............................           3,418            17,775              11,010
                                                          --------        ----------           ---------
                 Total revenue ...................        $ 89,185        $  366,661           $ 296,750
                                                          ========        ==========           =========

                                                                                At December 31,
                                                                       ----------------------------------
                                                                           2000               2001
                                                                       --------------    ----------------
     Identifiable assets:
         Americas
             United States .......................                        $2,112,981           $ 594,366
             Other ...............................                             3,037               2,749
                                                                          ----------           ---------
                 Total Americas ..................                         2,116,018             597,115
         Europe ..................................                            60,913              60,478
         Asia Pacific ............................                            14,023               5,433
                                                                          ----------           ---------
                 Total ...........................                        $2,190,954           $ 663,026
                                                                          ==========           =========

NOTE 12 -- Subsequent Events (Unaudited)

     In March 2002, the Company approved a plan to further align its cost structure with current economic and industry conditions. These actions, which will affect employees across all levels, functional areas and geographies, will include:

     o voluntary salary reductions effective April 1, 2002 through September 30, 2002;
     o  headcount reductions; and
     o  facilities consolidation.

     The Company will issue stock options to certain employees who volunteer for a salary reduction. The Company expects to record deferred compensation for the intrinsic value of the stock options as of the grant date. Such amount will be amortized to expense over the one-year vesting period.