Form 10-Q
period 2002-03-31
VIGNETTE CORP
filed 2002-05-15
CIK 1042185

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                           1601 South MoPac Expressway
                                Austin, Texas 78746
                    (Address of principal executive offices)
                                ----------------

                                 (512) 741-4300
             (Registrant's telephone number, including area code)
                                ----------------

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

     As of April 30, 2002, there were 248,882,162 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------

                              VIGNETTE CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                 Page
Part I.  Financial Information
    Item 1.    Financial Statements
               Condensed Consolidated Balance Sheets at March 31, 2002 and
                  December 31, 2001...........................................................     2
               Condensed Consolidated Statements of Operations for the three months
                  ended March 31, 2002 and 2001...............................................     3
               Condensed Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2002 and 2001...............................................     4
               Notes to the Condensed Consolidated Financial Statements.......................     5
    Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................    11
    Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....................    32
Part II. Other Information
    Item 1.    Legal Proceedings..............................................................    33
    Item 2.    Changes in Securities and Use of Proceeds......................................    33
    Item 6.    Exhibits and Reports on Form 8-K...............................................    34
SIGNATURES....................................................................................    35

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             VIGNETTE CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 in thousands

                                                                                 March 31,           December 31,
                                  ASSETS                                           2002                 2001
                                                                             ----------------     ----------------
                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents..............................................          $ 286,670            $ 348,916
  Marketable securities and short-term investments.......................             81,705               42,716
  Accounts receivable, net...............................................             34,035               35,477
  Prepaid expenses and other current assets..............................              5,883                4,720
                                                                                   ---------            ---------
          Total current assets...........................................            408,293              431,829

Property and equipment, net..............................................             39,088               43,475

Investments..............................................................             21,597               22,414
Goodwill, net............................................................            146,830              144,420
Other intangibles, net...................................................              8,747               18,791
Other assets.............................................................              2,515                2,097
                                                                                   ---------            ---------
          Total assets...................................................          $ 627,070            $ 663,026
                                                                                   =========            =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses..................................          $  68,532            $  73,456
  Deferred revenue.......................................................             47,044               46,051
  Current portion of capital lease obligation............................                595                  750
  Other current liabilities..............................................              5,105                5,746
                                                                                   ---------            ---------
          Total current liabilities......................................            121,276              126,003

Long-term liabilities, less current portion..............................             31,433               26,722
                                                                                   ---------            ---------
          Total liabilities..............................................            152,709              152,725
Stockholders' equity.....................................................            474,361              510,301
                                                                                   ---------            ---------
          Total liabilities and stockholders' equity.....................          $ 627,070            $ 663,026
                                                                                   =========            =========

              The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VIGNETTE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      in thousands, except per share data

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                    2002                 2001
                                                                              ----------------     ----------------
Revenue:
  Product license.........................................................          $  20,491            $  48,004
  Services................................................................             25,888               42,122
                                                                                    ---------            ---------
          Total revenue...................................................             46,379               90,126

Cost of revenue:
  Product license.........................................................                826                1,477
  Services /(1)/..........................................................             13,082               25,354
                                                                                    ---------            ---------
          Total cost of revenue...........................................             13,908               26,831
                                                                                    ---------            ---------
Gross profit..............................................................             32,471               63,295

Operating expenses:
  Research and development /(1)/..........................................             13,949               18,988
  Sales and marketing /(1)/...............................................             28,989               52,672
  General and administrative /(1)/........................................              6,627                7,935
  Purchased in-process research and development,
    acquisition-related and other charges.................................                  -                  678
  Business restructuring charges..........................................             13,808               49,122
  Amortization of deferred stock compensation.............................                709                4,097
  Amortization of intangibles.............................................              7,633              126,865
                                                                                    ---------            ---------
          Total operating expenses........................................             71,715              260,357
                                                                                    ---------            ---------
               Loss from operations.......................................            (39,244)            (197,062)
Other income (expense), net...............................................              1,687              (32,500)
                                                                                    ---------            ---------
               Loss before provision for income taxes.....................            (37,557)            (229,562)
Provision for income taxes................................................                390                  200
                                                                                    ---------            ---------
               Net loss...................................................          $ (37,947)           $(229,762)
                                                                                    =========            =========
Basic net loss per common share...........................................          $   (0.15)           $   (0.97)
                                                                                    =========            =========
Shares used in computing basic net loss per
  common share............................................................            247,220              236,559

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
/(1)/ Excludes amortization of deferred stock compensation as follows:              2002                 2001
                                                                              ----------------     ----------------
    Cost of revenue - services............................................          $      98            $     758
    Research and development..............................................                166                1,207
    Sales and marketing...................................................                222                1,509
    General and administrative............................................                223                  623
                                                                                    ---------            ---------
                                                                                    $     709            $   4,097
                                                                                    =========            =========

              The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VIGNETTE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 in thousands

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                              ------------------------------------
                                                                                    2002                2001
                                                                              ---------------     ----------------
Operating activities:
  Net loss................................................................        $  (37,947)          $ (229,762)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation.......................................................             5,207                4,998
       Noncash compensation expense.......................................               709                4,097
       Amortization of intangible assets..................................             7,633              126,865
       Purchased in-process research and development,
         acquisition-related and other charges (noncash)..................                 -                   70
       Noncash restructuring expense......................................               803               13,507
       Noncash investment impairments.....................................                 -               37,792
       Other noncash items................................................               (41)                 133
       Changes in operating assets and liabilities, net of effects from purchases of businesses:
         Accounts receivable, net.........................................             2,192               25,100
         Prepaid expenses and other assets................................            (1,582)               1,488
         Accounts payable and accrued expenses............................               106               (4,321)
         Deferred revenue.................................................               993               (5,782)
         Other liabilities................................................              (641)              (1,006)
                                                                                  ----------           ----------
         Net cash used in operating activities............................           (22,568)             (26,821)

Investing activities:
  Purchase of property and equipment......................................            (1,866)              (8,687)
  Maturity (purchase) of short-term investments, net......................           (38,989)               2,349
  Purchase of restricted investments......................................              (253)                   -
  Purchase of equity securities...........................................              (800)                (258)
  Other...................................................................            (1,097)                (400)
                                                                                  ----------           ----------
         Net cash used in investing activities............................           (43,005)              (6,996)

Financing activities:
  Payments on capital lease obligations...................................              (326)                (185)
  Proceeds from exercise of stock options and purchase
      of employee stock purchase plan shares..............................             4,006                9,362
  Proceeds from repayment of shareholder notes
      receivable..........................................................                 -                  825
  Payments for unvested common stock......................................               (24)                (227)
                                                                                  ----------           ----------
          Net cash provided by financing activities.......................             3,656                9,775

Effect of exchange rate changes on cash and
     cash equivalents.....................................................              (329)              (1,999)
                                                                                  ----------           ----------
Net change in cash and cash equivalents...................................           (62,246)             (26,041)
Cash and cash equivalents at beginning of period..........................           348,916              435,481
                                                                                  ----------           ----------
Cash and cash equivalents at end of period................................        $  286,670           $  409,440
                                                                                  ==========           ==========

              The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VIGNETTE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 2002

NOTE 1 -- GENERAL AND BASIS OF FINANCIAL STATEMENTS

     The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the "Company" or "Vignette"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

     The balance sheet at December 31, 2001 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE 2 -- ACCOUNTING RECLASSIFICATION AND CHANGE IN ACCOUNTING ESTIMATE

     Effective December 31, 2001, the Company reports all bad debt expense in the operating expense cost category, "Selling and marketing". Prior to December 31, 2001, the Company reported a portion of bad debt expense in "Cost of revenue
- services". Bad debt expense reported in "Cost of revenue - services" for the prior period presented has been reclassified to conform to the current period presentation. Such reclassification had no impact on the reported net loss, net loss per share or stockholders' equity. Bad debt expense reclassified from "Cost of revenue - services" to "Selling and marketing" was $2.4 million for the quarter ended March 31, 2001. The effect of this reclassification was to increase gross margin by approximately 2% and to increase "Selling and marketing" as a percentage of sales by a comparable amount.

     The Company periodically reviews the valuation and amortization of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or useful life. During the quarter ended March 31, 2002, the Company changed the estimated useful life of technologies purchased as part of the July 2000 acquisition of OnDisplay, Inc. Due to changes in product architecture and anticipated future product offerings, the estimated life of such acquired technology was reduced from four years to two years. This resulted in an increase in net loss of $5.3 million and an increase in basic net loss per share of $0.02 per share for the quarter ended March 31, 2002.

                             VIGNETTE CORPORATION

NOTE 3 -- NET LOSS PER SHARE

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

NOTE 4 -- COMPREHENSIVE LOSS

     The Company's comprehensive loss is composed of net loss, foreign currency translation adjustments and unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive loss (in thousands):

                                                      Three Months Ended
                                                           March 31,
                                              ----------------------------------
                                                    2002              2001
                                              ---------------   ----------------
Net loss....................................     $  (37,947)        $ (229,762)
Foreign currency translation adjustments....           (413)            (1,797)
Unrealized loss on investments..............         (2,328)           (13,677)
                                                 ----------         ----------
     Total comprehensive loss...............     $  (40,688)        $ (245,236)
                                                 ==========         ==========

NOTE 5 -- LONG-TERM INVESTMENTS

     The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole, or specific information pertaining to the specific investment's industry or that individual company, indicates that a decline in value that is other than temporary has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospects of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized $0 and $37.8 million in impairment charges for the quarters ended March 31, 2002 and 2001, respectively, and such amount is recorded in "Other income and expenses" on the condensed consolidated statements of operations.

NOTE 6 -- INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. On January 1, 2002, the Company adopted Statement 142. As a result, the Company no longer amortizes goodwill, acquired workforce or its acquired trademark, thereby eliminating estimated amortization of approximately $18.5 million for the quarter ended March 31, 2002.

     Additionally, within six months of adoption, the Company must complete a transitional impairment review to identify if goodwill is impaired. Any impairment loss resulting from the transitional impairment test will be reflected as a cumulative effect of a change in accounting principle, retroactive to the first quarter of fiscal year 2002. The Company performed the required transitional impairment test of goodwill during the first quarter of 2002 and determined that the Company did not have a transitional impairment of goodwill.

                             VIGNETTE CORPORATION

     As required by Statement 142, prior period results are not restated. The following presents the Company's reported net loss and loss per share, as adjusted for the exclusion of goodwill, workforce and trademark amortization (in thousands, except per share information):

                                                                        Three Months Ended
                                                                             March 31,
                                                              ----------------------------------------
                                                                     2002                  2001
                                                              ------------------    ------------------
Net loss:
   As reported.........................................            $   (37,947)          $  (229,762)
   Add: amortization expense -
    goodwill, acquired workforce and trademark.........                      -               124,402
                                                                   -----------           -----------
        Adjusted net loss..............................            $   (37,947)          $  (105,360)
                                                                   ===========           ===========
Basic net loss per common share:
   As reported.........................................            $     (0.15)          $     (0.97)
   Add: amortization expense -
    goodwill, acquired workforce and trademark.........                      -                  0.53
                                                                   -----------           -----------
        Adjusted net loss per share - basic............            $     (0.15)          $     (0.44)
                                                                   ===========           ===========

Intangible assets with indefinite lives

     The following table presents the Company's indefinite-lived intangible assets, net of accumulated amortization and impairment charges (in thousands):

                                                                         March 31,         December 31,
                                                                           2002                2001
                                                                      ---------------     --------------
Goodwill........................................................       $    146,830        $    144,420
Trademark.......................................................                301                 301
                                                                       ------------        ------------
   Total intangible assets - indefinite-lived...................       $    147,131        $    144,721
                                                                       ============        ============

     Workforce no longer meets the definition of a separately-identified intangible asset under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. As such, during the first quarter of 2002, the Company reclassified acquired workforce of $2.4 million, net of accumulated amortization and impairment charges, to goodwill.

Intangible assets with definite lives

     Acquired technology is the Company's only intangible asset subject to amortization under Statement 142. At March 31, 2002, acquired technology of $8.4 million, net of accumulated amortization and impairment charges of $27.7 million, is being amortized over its estimated useful life, ranging from two to three years. For the quarter ended March 31, 2002, the Company recorded $7.6 million in amortization expense related to its acquired technology. Such expense is recorded in "Amortization of intangibles" on the condensed consolidated statements of operations. Estimated annual amortization expense for fiscal years 2002 and 2003 is $15.9 million and $167,000, respectively and $0, thereafter.

     Due to changes in product architecture and anticipated future product offerings, the estimated useful life of technology purchased as part of the July 2000 acquisition of OnDisplay, Inc. was reduced from four years to two years. This resulted in an increase in net loss of $5.3 million and an increase in basic net loss per share of $0.02 per share for the quarter ended March 31, 2002.

NOTE 7 -- BUSINESS RESTRUCTURING

     During fiscal year 2001, the Company's management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan in the first quarter ended March 31, 2002. For the three months ended March 31, 2002, the Company recorded $13.8 million in restructuring charges. Components of business restructuring charges and the remaining restructuring accruals as of March 31, 2002 are as follows (in thousands):

                             VIGNETTE CORPORATION

                                                                                       Employee
                                                                                      Separation
                                               Facility Lease          Asset           and Other
                                                 Commitments        Impairments          Costs             Total
                                              ----------------    ---------------    -------------    --------------
Balance at December 31, 2001...................    $   42,461         $        -       $    7,411        $   49,872
Effect of expanded restructuring
   plan and adjustment to accrual..............         8,417                803            4,588            13,808
Cash activity..................................        (3,558)                 -           (2,386)           (5,944)
Non-cash activity..............................             -               (803)               -              (803)
                                                   ----------         ----------       ----------        ----------
     Balance at March 31, 2002.................    $   47,320         $        -       $    9,613        $   56,933
                                                   ==========         ==========       ==========        ==========

     At March 31, 2002, remaining cash expenditures resulting from the restructuring are estimated to be $56.9 million and relate primarily to facility lease commitments. Excluding facilities lease commitments, the Company estimates costs will be substantially incurred within one year of the restructuring. The Company has substantially implemented its restructuring efforts initiated in conjunction with the restructuring announcements made during 2001 and 2002; however, there can be no assurance that the estimated costs of the Company's restructuring efforts will not change.

Consolidation of Excess Facilities

     Facility lease commitments relate to lease obligations for excess office space the Company has vacated or intends to vacate as a result of the restructuring plan. The Company recorded $8.4 million in restructuring expense in relation to site consolidations during the quarter ended March 31, 2002. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and resulting sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company's accrual for facility lease commitments. Of the $8.4 million recorded during the quarter ended March 31, 2002, approximately $6.2 million relates to adjustments in initial lease assumptions. The remaining $2.2 million relates to additional space consolidation in San Ramon, California, Waltham, Massachusetts, Maidenhead, United Kingdom, Hamburg, Germany, Sydney, Australia and Singapore. Facility lease commitments recorded through December 31, 2001 relate to the Company's departure from certain office space in Austin and Houston, Texas, Redwood City, Los Angeles and San Ramon, California, Boston, Waltham, Reading and Cambridge, Massachusetts, New York, New York, Paris, France, Hamburg, Germany, Madrid, Spain, Sydney, Australia, Bangalore and Guragon, India and Singapore. The maximum lease commitment of such vacated properties is 10 years.

Asset Impairments

     Asset impairments recorded pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, relate to the impairment of certain leasehold improvements and office equipment. These fixed assets were impaired as a result of the Company's decision to vacate certain office space, resulting in a charge of $803,000 during the first quarter ended March 31, 2002.

Employee Separation and Other Costs

     Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 200 terminated employees, totaled $4.6 million during the quarter ended March 31, 2002. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

                             VIGNETTE CORPORATION

NOTE 8 -- SELECTED BALANCE SHEET DETAIL

Accounts payable and accrued expenses consisted of the following (in thousands):

                                                        December 31,
                                      March 31, 2002        2001
                                      --------------    -------------
Accounts payable...................      $  10,048        $   8,967
Accrued employee liabilities.......         14,097           22,896
Accrued restructuring charges......         25,569           23,390
Accrued other charges..............         18,818           18,203
                                         ---------        ---------
                                         $  68,532        $  73,456
                                         =========        =========

Long-term liabilities, less current portion consisted of the following (in thousands):

                                                                           December 31,
                                                         March 31, 2002        2001
                                                         --------------    -------------
Accrued restructuring charges, less current portion....     $  31,364        $  26,482
Capital lease obligation, less current portion.........            69              240
                                                            ---------        ---------
                                                            $  31,433        $  26,722
                                                            =========        =========

NOTE 9 -- LEGAL MATTERS

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

NOTE 10 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. To date, all of the Company's acquisitions have been accounted for under the purchase method of accounting. As such, the adoption of Statement 141 did not have a significant impact on the Company's financial statements.

                             VIGNETTE CORPORATION

     In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The provisions of Statement 143 will be effective for the Company's fiscal year beginning January 1, 2003. The Company does not expect that the adoption of Statement 143 will have a significant impact on its financial statements.

     Also in August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 supersedes Statement 121 and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted Statement 144 on January 1, 2002. Such adoption did not have a significant impact on the Company's financial statements; however, during the first quarter ended March 31, 2002, the Company recorded a $803,000 impairment charge under the provisions of Statement 144 in relation to its expanded restructuring activities.

     In November 2001, the FASB issued staff announcement (Topic No. D-103), "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred", which was subsequently incorporated in Emerging Issues Task Force Issue No. 01-14 ("EITF Issue No. 01-14"). EITF Issue No. 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of operations. EITF Issue No. 01-14 did not have a significant effect on total services revenues or the services gross margin percentages and has no effect on net income (loss) as it increases both services revenues and cost of services. Because reimbursements received for out-of-pocket expenses were not significant for the quarter ended March 31, 2001, the condensed consolidated statement of operations for such period has not been restated.

NOTE 11 -- SUBSEQUENT EVENTS

     On April 24, 2002, the Company's Board of Directors approved, adopted and entered into, a shareholder rights plan. The plan is similar to plans adopted by many other companies, and was not adopted in response to any attempt to acquire the Company, nor is the Company aware of any such efforts.

     The plan is designed to enable the Company's stockholders to realize the full value of their investment by providing for fair and equal treatment of all stockholders in the event that an unsolicited attempt is made to acquire the company. Adoption of the shareholder rights plan is intended to guard shareholders against abusive and coercive takeover tactics.

     Under the shareholder rights plan, stockholders of record as of the close of business on May 6, 2002, will receive one right to purchase a fractional share of the Company's preferred stock. The rights will be issued as a non-taxable dividend and will expire 10 years from the date of the adoption of the rights plan, unless earlier redeemed or exchanged. The rights are not immediately exercisable and will become exercisable only upon the occurrence of a person or group acquiring 15 percent or more of the Company's common stock. If a person or group acquires 15 percent or more of the Company's common stock, then all rights holders except the acquirer will be entitled to acquire the Company's common stock at a significant discount. The intended effect will be to discourage acquisitions of 15 percent or more of the Company's common stock without negotiation with the Board of Directors.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements contained in this Report on Form 10-Q that are not purely historical statements are forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors That May Affect Future Results" and the risks discussed in our other historical Securities and Exchange Commission filings.

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

  Our applications leverage these content capabilities to enable organizations to use the Web to generate revenue. We are focused on the online success of our customers.

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

  We are headquartered in Austin, Texas, and operate satellite offices in other U.S. cities. In addition, we have offices throughout the Americas, Europe, Asia and Australia. We had 1,207 full-time employees at March 31, 2002. Due in large part to the restructuring plan we implemented in 2001 and subsequently expanded during 2002, headcount decreased 38% from 1,957 at March 31, 2001.

  Since our inception in December 1995, we have incurred substantial costs to develop our technology and products, market, sell and service these products, recruit and train personnel and build a corporate infrastructure. As a result, we have incurred significant losses since our inception and, as of March 31, 2002, we had an accumulated deficit of approximately $2.2 billion. We believe our success depends on the continued development and acceptance of our products and services, the growth of our customer base as well as the overall growth in the content management applications market. Accordingly, we intend to invest in research and development, sales, marketing, professional services and to a lesser extent our operational and financial systems, as necessary. Furthermore, we expect to continue to incur operating losses in the near future, and we will require increases in revenues before we achieve and sustain profitability; however, we cannot assure that such increases in revenue will result in profitability.

RECENT EVENTS

Expanded Restructuring and Cost-Reduction Efforts In March 2002, the Company approved a plan to further align its cost structure with current economic and industry conditions. These actions, which affected employees across all levels, functional areas and geographies, included:

   . voluntary salary reductions effective April 1, 2002 through September 30, 2002;
   . headcount reduction affecting approximately 200 individuals; and . facilities consolidation.

The Company issued approximately one million stock options to certain employees and executives who voluntarily participated in a six-month salary exchange program. In connection with this program, the Company recorded deferred compensation of approximately $600,000 for the intrinsic value of the stock options as of the grant date. Such amount is being amortized to expense over the one-year vesting period.

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

  We believe the following represent our critical accounting policies:

   .  Revenue Recognition;
   .  Estimating the Allowance for Doubtful Accounts;
   .  Valuation of Investments;
   .  Estimating Business Restructuring Accruals; and
   .  Valuation of Goodwill and Identifiable Intangible Assets.

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

  Investments We periodically analyze our long-term investments for impairments considered other than temporary. In performing this analysis, we evaluate whether general market conditions which reflect prospects for the economy as a whole, or specific information pertaining to the specific investment's industry or that individual company, indicates that a decline in value that is other than temporary has occurred. If so, we consider specific factors, including the financial condition and near-term prospects of each investment, any specific events that may affect the investee company, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We record an investment impairment charge in the line item "Other income and expense" when we believe an investment has experienced a decline in value that is other than temporary.

  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

  Business Restructuring We vacated excess leased facilities as a result of the restructuring plan we initiated in 2001 and subsequently expanded in 2002. We recorded an accrual for the remaining lease liabilities of such vacated properties as well as brokerage commissions, partially offset by estimated sublease income. We estimated the costs of these excess leased facilities, including estimated costs to sublease and resulting sublease income, based on market information and trend analysis. Actual results could differ from these estimates. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments.

  Goodwill and Identifiable Intangible Assets We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142") on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis of such intangibles for possible impairment. We are required to perform a transitional impairment review which involves a two-step process: Step 1 involves identifying reporting units, determining the fair value of each reporting unit, and determining if the fair value of each reporting unit is less than its carrying amount. We must complete Step 1 by June 30, 2002. If necessary, Step 2 is to be completed before the end of the year in which the company adopts the statement. Step 2 measures the impairment charge and is completed if the fair value is less than the carrying value, as determined in Step 1. The completion of this impairment review requires management to make complex assumptions and estimates, including but not limited to determining our reporting unit(s), selecting the appropriate methodology to determine the estimated fair value of a reporting unit as well as the actual fair value estimation of each reporting unit. If our estimates were to change, this could result in a materially different impairment conclusion.

We performed the required transitional impairment test of goodwill during the first quarter of 2002 and determined that we did not have a transitional impairment of goodwill.

ACCOUNTING RECLASSIFICATION AND CHANGE IN ACCOUNTING ESTIMATE

Effective December 31, 2001, the Company reports all bad debt expense in the operating expense cost category, "Selling and marketing". Prior to December 31, 2001, the Company reported a portion of bad debt expense in "Cost of revenue - services". Bad debt expense reported in "Cost of revenue - services" for the prior period presented has been reclassified to conform to the current period presentation. Such reclassification had no impact on the reported net loss, net loss per share or stockholders' equity. Bad debt expense reclassified from "Cost of revenue - services" to "Selling and marketing" was $2.4 million for the quarter ended March 31, 2001. The effect of this reclassification was to increase gross margin by approximately 2% and to increase "Selling and marketing" as a percentage of sales by a comparable amount.

The Company periodically reviews the valuation and amortization of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or useful life. During the quarter ended March 31, 2002, the Company changed the estimated useful life of technologies purchased as part of the July 2000 acquisition of OnDisplay, Inc. Due to changes in product architecture and anticipated future product offerings, the estimated life of such acquired technology was reduced from four years to two years. This resulted in an increase in net loss of $5.3 million and an increase in basic net loss per share of $0.02 per share for the quarter ended March 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

                                                                  Three Months Ended
                                                                       March 31,
                                                               ------------------------
                                                                  2002          2001
                                                               ----------    ----------
Revenue:
  Product license...........................................          44%           53%
  Services..................................................          56            47
                                                                 -------       -------
          Total revenue.....................................         100           100
Cost of revenue:
  Product license...........................................           2             2
  Services..................................................          28            28
                                                                 -------       -------
          Total cost of revenue.............................          30            30
                                                                 -------       -------
Gross profit................................................          70            70
Operating expenses:
  Research and development..................................          30            21
  Sales and marketing.......................................          63            58
  General and administrative................................          14             9
  Purchased in-process research and development,
    acquisition-related and other charges...................           -             1
  Business restructuring charges............................          30            54
  Amortization of deferred stock compensation...............           2             4
  Amortization of intangibles...............................          16           141
                                                                 -------       -------
          Total operating expenses..........................         155           288
                                                                 -------       -------
               Loss from operations.........................         (85)         (218)
Other income (expense), net.................................           4           (36)
                                                                 -------       -------
               Loss before provision for income taxes.......         (81)         (254)
Provision for income taxes..................................           1             1
                                                                 -------       -------
               Net loss.....................................         (82)%        (255)%
                                                                 =======       =======

  REVENUE

Total revenue decreased 49% to $46.4 million in the three months ended March 31, 2002 from $90.1 million in the three months ended March 31, 2001. The decrease is attributable to a global economic slowdown that has resulted in a substantial reduction in information technology spending. As a result, we have experienced a longer sales cycle and a decrease in the number of new customers.

  Product License. Product license revenue decreased 57% to $20.5 million in the three months ended March 31, 2002 from $48.0 million in the three months ended March 31, 2001, representing 44% and 53% of total revenue, respectively. The decrease is attributable to a slowdown in information technology spending experienced in fiscal year 2001 and continuing through the first quarter of 2002.

  Services. Services revenue decreased 39% to $25.9 million in the three months ended March 31, 2002 from $42.1 million in the three months ended March 31, 2001, representing 56% and 47% of total revenue, respectively. Services revenue from professional services fees represented 28% of total revenues in the three months ended March 31, 2002, as compared to 32% in the three months ended March 31, 2001. The overall decrease in services revenue resulted primarily from a decrease in professional services revenue, which decreased 55% to $13.0 from $28.8 million for the comparative quarters. This decrease in professional services revenue resulted primarily from a slowdown in the overall economy, as well as a transition of consulting and implementation engagements to our partners.

  COST OF REVENUE

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, and personnel and other expenses related to providing maintenance and professional services.

  Product License. Product license costs decreased 44% to $826,000 in the three months ended March 31, 2002 from $1.5 million in the three months ended March 31, 2001, representing 4% and 3% of product license revenue, respectively. The decrease in absolute dollars is due to the decline in product license revenue.

  Services. Services costs include salary expense and other related costs for our professional service, maintenance and customer support staffs, as well as third-party contractor expenses. Services costs decreased 48% to $13.1 million in the three months ended March 31, 2002 from $25.4 million in the three months ended March 31, 2001, representing 51% and 60% of services revenue, respectively. The decrease in absolute dollars for the comparative three-month periods relates primarily to cost-savings stemming from our restructuring efforts.

The overall decrease in services gross profit margin relates to the overall decrease in services revenue, primarily professional services revenue. As a result of our restructuring activities and continued focus on our cost structure, we expect our services costs, in absolute dollars, to decrease in the near future. We expect services costs as a percentage of services revenue to decrease over time, but may vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third parties, and overall utilization rates of our professional services employees.

Professional services-related costs decreased 53% to $11.3 million in the three months ended March 31, 2002 from $24.3 million in the three months ended March 31, 2001, representing 87% and 84% of professional services revenue, respectively. Maintenance and support-related costs increased 65% to $1.8 million in the three months ended March 31, 2002 from $1.1 million in the three months ended March 31, 2001, representing 14% and 8% of maintenance and support-related revenue, respectively.

 OPERATING EXPENSES

We believe we must continue to improve efficiencies, reduce operating expenses and grow revenue in order to achieve profitability. As a result, we expect absolute dollars spent on total operating expenses to decrease in the near future; however, we cannot assure that such decreases will result in profitability.

  Research and Development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 27% to $13.9 million in the three months ended March 31, 2002 from $19.0 million in the three months ended March 31, 2001, representing 30% and 21% of total revenue, respectively. The decrease in absolute dollars relates primarily to a reduction in engineering headcount as well as other cost-saving measures resulting from our restructuring plan. The increase as a percentage of total revenue resulted from a decrease in total revenues between the comparative three-month periods.

To maintain a competitive advantage, we will continue to invest in research and development activities as necessary. We expect our research and development spending, in absolute dollars, to remain constant or to decrease slightly in the near future; however, these expenses may increase over the longer term and may fluctuate as a percentage of total revenue from period to period.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows. Sales and marketing expenses decreased 45% to $29.0 million in the three months ended March 31, 2002 from $52.7 million in the three months ended March 31, 2001, representing 63% and 58% of total revenue, respectively. The decrease in absolute dollars relates primarily to a reduction in sales and marketing headcount as well as other cost-saving measures resulting from our restructuring plan. Additionally, we recorded lower bad debt charges in the first quarter ended March 31, 2002 as compared to March 31, 2001. During the first quarter of 2001, we recorded $8.2 million in bad debt charges related to the unfavorable financial impacts the economic downturn had on many of our early-stage customers. The increase as a percentage of total revenue resulted from a decrease in total revenues between the comparative three-month periods.

Although we anticipate that the expanded restructuring of our business will reduce sales and marketing expenses in the near term, these expenses may increase over the longer term. We also anticipate that sales and marketing expense may fluctuate as a percentage of total revenue from period to period.

  General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, information technology and legal employees and certain facilities-related expenses. General and administrative expenses decreased 16% to $6.6 million in the three months ended March 31, 2002 from $7.9 million in the three months ended March 31, 2001, representing 14% and 9% of total revenue, respectively. The decrease in absolute dollars relates primarily to a reduction in general and administrative headcount as well as other cost-saving measures resulting from our restructuring plan. The increase as a percentage of total revenue resulted from a decrease in total revenues between the comparative three-month periods.

Although we anticipate that the expanded restructuring of our business will reduce general and administrative expenses in the near term, these expenses may increase over the longer term. We also anticipate that general and administrative expense may fluctuate as a percentage of total revenue from period to period.

  Purchased In-Process Research and Development, Acquisition-Related and Other Charges. These charges, which relate primarily to our business combinations, decreased 100% to $0 in the three months ended March 31, 2002 from $678,000 in the three months ended March 31, 2001, representing 0% and 1% of total revenue, respectively. The acquisition-related charges recorded during the three months ended March 31, 2001 relate primarily to contingent consideration paid to certain Engine 5, Ltd. legacy individuals upon successful completion of defined future employment requirements. We acquired Engine 5, Ltd. in January 2000 for their Java-server technology.

  Business Restructuring Charges During fiscal year 2001, the Company's management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan in the quarter ended March 31, 2002. For the three months ended March 31, 2002, the Company recorded $13.8 million in restructuring charges. Components of business restructuring charges and the remaining restructuring accruals as of March 31, 2002 are as follows (in thousands):

                                                                                       Employee
                                                                                      Separation
                                              Facility Lease          Asset           and Other
                                                Commitments        Impairments          Costs              Total
                                              ----------------    ---------------    -------------    --------------
Balance at December 31, 2001...................    $   42,461         $        -       $    7,411         $  49,872
Effect of expanded restructuring
   plan and adjustment to accrual..............         8,417                803            4,588            13,808
Cash activity..................................        (3,558)                 -           (2,386)           (5,944)
Non-cash activity..............................             -               (803)               -              (803)
                                                   ----------         ----------       ----------         ---------
     Balance at March 31, 2002.................    $   47,320         $        -       $    9,613         $  56,933
                                                   ==========         ==========       ==========         =========

At March 31, 2002, remaining cash expenditures resulting from the restructuring are estimated to be $56.9 million and relate primarily to facility lease commitments. Excluding facilities lease commitments, the Company estimates costs will be substantially incurred within one year of the restructuring. The Company has substantially implemented its restructuring efforts initiated in conjunction with the restructuring announcements made during 2001 and 2002; however, there can be no assurance that the estimated costs of the Company's restructuring efforts will not change.

Consolidation of Excess Facilities

Facility lease commitments relate to lease obligations for excess office space the Company has vacated or intends to vacate as a result of the restructuring plan. The Company recorded $8.4 million in restructuring expense in relation to site consolidations during the quarter ended March 31, 2002. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and resulting sublease income, were based on then current market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company's accrual for facility lease commitments. Of the $8.4 million recorded during the quarter ended March 31, 2002, approximately $6.2 relates to adjustments in initial lease assumptions. The remaining $2.2 million relates to additional space consolidation in San Ramon, California, Waltham, Massachusetts, Maidenhead, United Kingdom, Hamburg, Germany, Sydney, Australia and Singapore. Facility lease commitments recorded through December 31, 2001 relate to the Company's departure from certain office space in Austin and Houston, Texas, Redwood City, Los Angeles and San Ramon, California, Boston, Waltham, Reading and Cambridge, Massachusetts, New York, New York, Paris, France, Hamburg, Germany, Madrid, Spain, Sydney, Australia, Bangalore and Guragon, India and Singapore. The maximum lease commitment of such vacated properties is 10 years.

Asset Impairments

Asset impairments recorded pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, relate to the impairment of certain leasehold improvements and office equipment. These fixed assets were impaired as a result of the Company's decision to vacate certain office space, resulting in a charge of $803,000 during the first quarter ended March 31, 2002.

Employee Separation and Other Costs

Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 200 terminated employees, totaled $4.6 million during the quarter ended March 31, 2002. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

  Amortization of Deferred Stock Compensation. For the stock options we award to employees from our stock option plans, including those issued as part of the voluntary salary exchange program introduced in

March 2002, we have recorded deferred compensation for the difference between the exercise price of certain stock option grants and the deemed market value of our common stock at the time of such grants. For the stock options we assumed in connection with our acquisition of OnDisplay, Inc. in July 2000, we have recorded deferred compensation for the difference between the exercise price of the unvested stock options and the fair value of our common stock at the acquisition date. For the restricted shares we issued in February 2001 as part of our stock option exchange program, we have recorded deferred compensation for the market value on the issue date.

We have amortized the deferred compensation amount over the vesting periods of the applicable options and restricted share grants, resulting in amortization expense of $709,000 and $4.1 million for the three months ended March 31, 2002 and 2001, respectively. Amortization of deferred stock compensation is attributable to the following cost categories (in thousands):

                                              Three Months Ended
                                                 March 31,
                                    -------------------------------------
                                          2002                 2001
                                    ----------------     ----------------
Cost of revenue - services......        $        98          $       758
Research and development........                166                1,207
Sales and marketing.............                222                1,509
General and administrative......                223                  623
                                        -----------          -----------
                                        $       709          $     4,097
                                        ===========          ===========

  Amortization of Intangibles. Intangible amortization expense was $7.6 million and $126.9 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in amortization expense relates to the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), on January 1, 2002. Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill and other indefinite-lived intangible assets for possible impairment. Intangible assets with a definite life must be amortized over its estimated useful lives. Excluding goodwill, acquired workforce and trademark amortization expense of $124.4 million, adjusted amortization expense was $2.5 million for the quarter ended March 31, 2001. The increase between the comparative quarters, as adjusted, relates to a change in the estimated useful life of technologies purchased as part of the July 2000 OnDisplay, Inc. acquisition. Due to changes in product architecture and anticipated future product offerings, the estimated life of such acquired technology was reduced from four years to two years. This resulted in an increase in amortization expense and net loss of $5.3 million and an increase in basic net loss per share of $0.02 per share for the quarter ended March 31, 2002.

Other Income and Expense, Net

Other income and expense, net consists primarily of interest income and expense, as well as recognized investment gains and losses. Other income, net was $1.7 million in the three months ended March 31, 2002, as compared to other expense, net of $32.5 million in the three months ended March 31, 2001. The significant increase in other income and expense, net resulted primarily from a $37.8 million impairment charge recorded during the first quarter ended March 31, 2001, for certain long-term investments, principally redeemable convertible preferred stock in privately-held companies, that were determined to have experienced a decline in value that was other than temporary. Excluding such investment impairment charge, other income and expense, net was $5.3 million income in the three months ended March 31, 2001. Excluding such impairment charge, the net decrease in other income relates to the general decline in investment yields on lower cash, cash equivalents and short-term investment balances.

Provision for Income Taxes

We have incurred income tax expense of approximately $390,000 and $200,000 during the three months ended March 31, 2002 and 2001, respectively. The income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial statistics and information (dollars in thousands):

                                                                       March 31,         December 31,
                                                                         2002                2001
                                                                  -----------------    -----------------
Cash and cash equivalents...................................             $ 286,670            $ 348,916
 Marketable securities and short-term investments...........             $  81,705            $  42,716
 Working capital............................................             $ 287,017            $ 305,826
 Current ratio..............................................                 3.4:1                3.4:1
 Days of sales outstanding (DSO)............................                    67                   61

Net cash used in operating activities was $22.6 million for the three months ended March 31, 2002, as compared to net cash used in operating activities of $26.8 million for the three months ended March 31, 2001. The decrease in operating cash outflows was due primarily to a decrease in our net loss for the period, excluding non-cash charges, partially offset by decreased changes in working capital. We anticipate using net cash to fund operating activities in future periods, but at reduced levels.

Net cash used in investing activities was $43.0 million for the three months ended March 31, 2002, as compared to net cash used in investing activities of $7.0 million for the three months ended March 31, 2001. The increase in investing cash outflows was due primarily to our increased investment in short-term marketable securities. This increase was offset in part by decreased capital expenditures. We expect that our future investing activities will generally consist of capital expenditures to support our future needs as well as investment in short-term securities to maximize investment yields while preserving cash flow for operational purposes.

Net cash provided by financing activities was $3.7 million for the three months ended March 31, 2002, a decrease of $6.1 million from net cash provided by financing activities for the comparative period ended March 31, 2001. Our financing activities during both periods consisted primarily of proceeds received from the exercise of employee stock options and the purchase of employee stock purchase plan shares.

Our long-term investments consist of redeemable convertible preferred stock in privately-held technology companies, common stock in publicly-held technology companies, and collateral pledged for certain lease obligations. At March 31, 2002 and December 31, 2001, long-term investments totaled $21.6 million and $22.4 million, respectively. We classify these investments as available-for-sale and have recorded a cumulative net unrealized loss of $522,000 and a cumulative net unrealized gain of $1.4 million at March 31, 2002 and December 31, 2001, respectively.

The future value of our investments in redeemable convertible preferred stock of privately-held technology companies may be affected by a number of factors including general economic conditions, and the ability of the companies to secure additional funding and execute on their respective business plans. During the quarter ended March 31, 2001, we determined that certain of these investments had experienced a decline in value that was other than temporary, resulting in a recognized investment loss of $37.8 million. We may continue to invest in companies strategic to our business; however, we do not expect the impact of this activity to be material to our liquidity position.

In addition to the preceding investments, we had pledged $14.0 million and $13.7 million as collateral for certain of our lease obligations at March 31, 2002 and December 31, 2001, respectively. There are certain time restrictions placed on these instruments that we are obligated to meet in order to liquidate the principal of these investments.

We expect our existing cash, cash equivalents and short-term investment balances will decline in future periods; however, we believe that our existing balances will be sufficient to meet our working capital, capital expenditure and investment requirements for the foreseeable future. We may require additional funds for other purposes and may seek to raise such additional funds through public and private equity financings form other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. To date, all of the our acquisitions have been accounted for under the purchase method of accounting. The adoption of Statement 141 did not have a significant impact on our financial statements.

Also in July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. The provisions of Statement 142 are effective for fiscal years beginning after December 15, 2001. Beginning January 1, 2002, we adopted Statement 142 and will review our intangible assets and goodwill for impairment pursuant to this statement. Upon adoption, we no longer amortize goodwill, acquired workforce or an acquired trademark, thereby eliminating amortization of approximately $18.5 million for the quarter ended March 31, 2002. Additionally, we performed the required transitional impairment test of goodwill during the first quarter of 2002 and determined that the Company did not have a transitional impairment of goodwill.

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The provisions of Statement 143 will be effective for our fiscal year beginning January 1, 2003. We do not expect that the adoption of Statement 143 will have a significant impact on our financial statements.

Also in August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 supersedes Statement 121 and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We adopted Statement 144 on January 1, 2002. Such adoption did not have a significant impact on our financial statements; however, during the first quarter ended March 31, 2002, the Company recorded a $803,000 impairment charge under the provisions of Statement 144 in relation to its expanded restructuring activities.

In November 2001, the FASB issued staff announcement (Topic No. D-103), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred", which was subsequently incorporated in Emerging Issues Task Force Issue No. 01-14 ("EITF Issue No. 01-14"). EITF Issue No. 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of operations. EITF Issue No. 01-14 did not have a significant effect on total services revenues or the services gross margin percentages and has no effect on net income (loss) as it increases both services revenues and cost of services. Because reimbursements received for out-of-pocket expenses were not significant for the quarter ended March 31, 2001, the condensed consolidated statement of operations for such period has not been restated.

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

We Must Successfully Complete the Implementation of Our Business Restructuring Efforts

  In accordance with our restructuring efforts announced during 2001 and subsequently expanded during the first quarter of 2002, we are currently transitioning our business and realigning our strategic focus towards our core market, technologies and products. Internal changes resulting from our business restructuring announced during 2001 and 2002 are substantially complete, but many factors may negatively impact our ability to implement our strategic focus including our ability to manage the implementation, sustain the productivity of our workforce and retain key employees, manage our operating expenses and quickly respond to and recover from unforeseen events associated with the restructuring. We may be required by market conditions to undertake additional restructuring efforts in the future. Our business, results of operations or financial condition could be materially adversely affected if we are unable to manage the implementation, sustain the productivity of our workforce and retain key employees, manage our operating expenses or quickly respond to and recover from unforeseen events associated with any future restructuring efforts.

We Expect Our Quarterly Revenues and Operating Results to Fluctuate

  Our revenues and operating results have varied significantly from quarter to quarter in the past and we expect that our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

   .  Demand for our products and services;
   .  The timing of sales of our products
      and services;
   .  The timing of customer orders and product implementations;
   .  Seasonal fluctuations in information technology purchasing;
   .  Unexpected delays in introducing new products and services;
   . Increased expenses, whether related to sales and marketing, product development or administration;
   .  Changes in the rapidly evolving market for e-business solutions;
   . The mix of product license and services revenue, as well as the mix of products licensed;
   . The mix of services provided and whether services are provided by our own staff or third-party contractors;
   .  The mix of domestic and international sales;
   .  Difficulties in collecting accounts receivable;
   . Costs related to possible acquisitions of technology or businesses; and . The general economic climate.

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

  We recorded 32% of our total revenue for the quarter ended March 31, 2002 through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

We Have Relied and Expect to Continue to Rely on Sales of Our Vignette(R) V6 Product Line for Our Revenue

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

Anti-Takeover Provisions in Our Corporate Documents and Delaware Law Could Prevent or Delay a Change in Control of Our Company

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

  Further, in April 2002, the Company's Board of Directors approved, adopted and entered into, a shareholder rights plan (the "Plan"). The Plan is similar to plans adopted by many other companies, and was not adopted in response to any attempt to acquire the Company, nor is the Company aware of any such efforts.

  The Plan is designed to enable the Company's stockholders to realize the full value of their investment by providing for fair and equal treatment of all stockholders in the event that an unsolicited attempt is made to acquire the company. Adoption of the shareholder rights plan is intended to guard shareholders against abusive and coercive takeover tactics.

  Under the shareholder rights plan, stockholders of record as of the close of business on May 6, 2002 received one right to purchase a fractional share of the Company's preferred stock. The rights will expire 10 years from the date of the adoption of the Plan, unless earlier redeemed or exchanged. The rights are not immediately exercisable and will become exercisable only upon the occurrence of a person or group acquiring 15 percent or more of the Company's common stock. If a person or group acquires 15 percent or more of the Company's common stock, then all rights holders, except the acquirer, will be entitled to acquire the Company's common stock at a significant discount. The Plan may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals.

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

   .  Difficulties in collecting accounts receivable
   . Sales of common stock in the future; and . Fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

  The majority of our operations are based in the United States and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Asia and Australia where transactions are denominated in the local currency of each location. As a result, our financial results could be affected by changes in foreign currency exchange rates. We currently do not use derivatives to hedge potential exposure to foreign currency exchange rate risk. To date, the impact of foreign currency exchange rate fluctuations has not been material to our consolidated financial statements.

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

  At March 31, 2002, our cash and cash equivalents consisted primarily of commercial paper, corporate notes, market auction preferreds and medium-term notes, held by large institutions in the U.S. Our short-term investments were invested in commercial paper, corporate notes, corporate bonds and medium-term notes in large U.S. institutions and debt securities in large foreign companies. Such short-term investments will mature in less than one year from March 31, 2002.

Long-term investments Long-term investments consist of redeemable convertible preferred stock in privately-held technology companies and common stock in publicly-held technology companies. We classify these investments as available-for-sale. These investments were established to enable us to invest in emerging technology companies strategic to our software business The Company recorded a cumulative net unrealized loss of $522,000 and a cumulative unrealized gain of $1.4 million related to these securities at March 31, 2002 and December 31, 2001, respectively. Two of these investments held by the Company at March 31, 2002 are publicly traded. There is no established market for the remaining investments, therefore, the investments in non-public companies are valued based on the most recent round of financing involving new non-strategic investors and, where appropriate, by estimates made by management.

  We periodically analyze our long-term investments for impairments that could be deemed other than temporary.

  In addition to these strategic investments, we held $14.0 million and $13.7 million in certificates of deposit at March 31, 2002 and December 31, 2001, respectively. These investments are restricted and support certain leased office space security deposits. Such certificates of deposit are placed with a high credit quality financial institution. The maturity dates range from 2002 to 2010 and the stated yields of these investments vary between 1.39% and 2.03%. There are certain time restrictions placed on these instruments that we are obligated to meet in order to liquidate the principal of these investments.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

  On April 24, 2002, our board of directors approved a stockholders' rights plan. Under the plan, rights were distributed as a dividend at the rate of one preferred share purchase right for each share of Vignette common stock held by stockholders of record as of the close of business on May 6, 2002. Each preferred share purchase right entitles the registered holder to purchase from Vignette one one-thousandth of a share of Series A Junior Participating Preferred Stock, par $0.01 per share, at a price of $30.00 per one one-thousandth, subject to adjustment. The description and terms of the rights are set forth in a Rights Agreement dated as of April 25, 2002, as the same may be amended from time to time, between Vignette and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to our Registration Statement on Form 8-A filed April 30, 2002.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as a part of this Report:

     Exhibit
     -------
     Number                                                   Description
     -------       --------------------------------------------------------------------------------------------------
        2.1*       Agreement between Registrant and Diffusion, Inc. dated May 10, 1999.
        2.2**      Agreement between Registrant and DataSage, Inc. dated January 7, 2000.
        2.3****    Agreement and Plan of Merger,  among Registrant,  Wheels  Acquisition  Corp. and OnDisplay,  Inc.
                   dated May 21, 2000.
        3.1+       Certificate of Incorporation of the Registrant.
        3.2***     Amendment to Certificate of Incorporation of the Registrant.
        3.3+       Bylaws of the Registrant.
        3.4++++    Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.
        4.1        Reference is made to Exhibits 3.1, 3.2. and 3.3
        4.2+       Specimen common stock certificate.
        4.3+       Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.
        4.4++++    Rights Agreement dated April 25, 2002 between the Company and Mellon Investor Services, LLC.
       10.1+       Form of Indemnification Agreements.
       10.2+       1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
       10.3+       1999 Equity Incentive Plan.
       10.4+++     Amended and Restated Employee Stock Purchase Plan.
       10.5+       1999 Non-Employee Directors Option Plan.
       10.11+      "Prism"  Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET,
                   Inc.
       10.12+      Letter Amendment to "Prism"  Development and Marketing Agreement between the Registrant and CNET,
                   Inc. dated August 15, 1998 and attachments thereto.
       10.18++     Lease  Agreement dated March 3, 2000 between the Registrant and Prentiss  Properties  Acquisition
                   Partners, L.P.
       10.19++     First  Amendment to Lease  Agreement  dated September 1, 2000 between the Registrant and Prentiss
                   Properties Acquisition Partners, L.P.
       10.20++     Sublease dated September 26, 2000 among the Registrant, Aptis, Inc. and Billing Concepts Corp.

----------------
+ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-68345).
++ Incorporated by reference to the Company's Form 10-K/A filed on March 30, 2001 (File No. 000-25375).
+++ Incorporated by reference to the Company's Form 10-K filed on March 29, 2002 (File No. 000-25375).
++++ Incorporated by reference to the Company's Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375).
* Incorporated by reference to the Company's Form 8-K filed on July 15, 1999 (File No. 000-25375).
** Incorporated by reference to the Company's Form 8-K filed on February 29, 2000 (File No. 000-25375).
*** Incorporated by reference to the Company's definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000.
**** Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (File No. 333-38478).

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIGNETTE CORPORATION

  Date: May 15, 2002                    By: /s/ Charles W. Sansbury
                                        ---------------------------
                                        Charles W. Sansbury
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                         Financial Officer)