Form 10-Q
period 2002-06-30
VIGNETTE CORP
filed 2002-08-14
CIK 1042185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25375

VIGNETTE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-2769415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 South MoPac Expressway
Austin, Texas 78746
(Address of principal executive offices)

(512) 741-4300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

(1)    Yes  ☒    No  ☐
(2)    Yes  ☒    No  ☐

As of July 31, 2002, there were 250,360,758 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION
FORM 10–Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2002

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
in thousands

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$224,511	$348,916
Short-term investments	129,725	42,716
Accounts receivable, net	32,751	35,477
Prepaid expenses and other current assets	5,250	4,720

Total current assets	392,237	431,829
Property and equipment, net	34,587	43,475
Investments	19,378	22,414
Goodwill, net	146,830	144,420
Other intangibles, net	1,136	18,791
Other assets	2,538	2,097

Total assets	$596,706	$663,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$61,031	$73,456
Deferred revenue	42,878	46,051
Current portion of capital lease obligation	463	750
Other current liabilities	6,277	5,746

Total current liabilities	110,649	126,003
Long-term liabilities, less current portion	28,550	26,722

Total liabilities	139,199	152,725
Stockholders’ equity	457,507	510,301

Total liabilities and stockholders’ equity	$596,706	$663,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Product license	$12,610	$44,529	$33,101	$92,533
Services	23,039	39,095	48,927	81,217

Total revenue	35,649	83,624	82,028	173,750
Cost of revenue:
Product license	486	1,135	1,312	2,612
Services (1)	10,945	22,101	24,027	47,455

Total cost of revenue	11,431	23,236	25,339	50,067

Gross profit	24,218	60,388	56,689	123,683

Operating expenses:
Research and development (1)	12,951	16,463	26,900	35,451
Sales and marketing (1)	18,787	50,117	47,776	102,789
General and administrative (1)	5,234	8,137	11,861	16,072
Purchased in-process research and development, acquisition-related and other charges	—	663	—	1,341
Business restructuring charges	—	41,536	13,808	90,658
Amortization of deferred stock compensation	364	2,705	1,073	6,802
Amortization of goodwill and other intangibles	7,612	124,109	15,245	250,974

Total operating expenses	44,948	243,730	116,663	504,087

Loss from operations	(20,730)	(183,342)	(59,974)	(380,404)
Other income (expense), net	1,051	848	2,738	(31,652)

Loss before provision for income taxes	(19,679)	(182,494)	(57,236)	(412,056)
Provision for income taxes	232	878	622	1,078

Net loss	$(19,911)	$(183,372)	$(57,858)	$(413,134)

Basic net loss per common share	$(0.08)	$(0.76)	$(0.23)	$(1.73)

Shares used in computing basic net loss per common share	248,860	241,224	248,044	238,895

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(1) Excludes amortization of deferred stock compensation as follows:
Cost of revenue – services	$48	$651	$146	$1,409
Research and development	144	552	310	1,759
Sales and marketing	127	1,041	349	2,550
General and administrative	45	461	268	1,084

	$364	$2,705	$1,073	$6,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
in thousands

	Six Months Ended June 30,
	2002	2001
Operating activities:
Net loss	$(57,858)	$(413,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,268	10,464
Noncash compensation expense	1,073	6,802
Amortization of goodwill and other intangibles	15,245	250,974
Purchased in-process research and development, acquisition-related and other charges (noncash)	—	168
Noncash restructuring expense	803	24,649
Noncash investment impairments	458	41,397
Other noncash items	(105)	198
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	4,205	34,546
Prepaid expenses and other assets	(886)	572
Accounts payable and accrued expenses	(10,558)	26,307
Deferred revenue	(4,170)	(10,279)
Other liabilities	440	412

Net cash used in operating activities	(41,085)	(26,924)

Investing activities:
Purchase of property and equipment	(2,557)	(14,843)
Purchase of short-term investments, net	(87,010)	(4,053)
Maturity (purchase) of restricted investments	524	(304)
Purchase of equity securities	(800)	(410)
Other	(392)	(989)

Net cash used in investing activities	(90,235)	(20,599)

Financing activities:
Payments on capital lease obligations	(527)	(323)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	5,099	12,179
Proceeds from repayment of shareholder notes receivable	—	825
Payments for unvested common stock	(26)	(242)

Net cash provided by financing activities	4,546	12,439
Effect of exchange rate changes on cash and cash equivalents	2,369	(3,683)

Net change in cash and cash equivalents	(124,405)	(38,767)
Cash and cash equivalents at beginning of period	348,916	435,481

Cash and cash equivalents at end of period	$224,511	$396,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002

NOTE 1 — General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three-month and six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at December 31, 2001 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE 2 — Accounting Reclassification and Change in Accounting Estimate

Effective December 31, 2001, the Company reports all bad debt expense in the operating expense cost category, “Sales and marketing”. Prior to December 31, 2001, the Company reported a portion of bad debt expense in “Cost of revenue – services”. Bad debt expense reported in “Cost of revenue – services” for the prior periods presented has been reclassified to conform to the current period presentation. Such reclassification had no impact on the reported net loss, net loss per share or stockholders’ equity. Bad debt expense reclassified from “Cost of revenue – services” to “Sales and marketing” was $1.7 million and $4.1 million for the three and six months ended June 30, 2001, respectively. The effect of this reclassification for both of the prior periods was to increase gross margin by approximately 2% and to increase “Sales and marketing” as a percentage of sales by a comparable amount.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company periodically reviews the valuation and amortization of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or useful life. During the quarter ended March 31, 2002, the Company changed the estimated useful life of technologies purchased as part of the July 2000 acquisition of OnDisplay, Inc. Due to changes in product architecture and anticipated future product offerings, the estimated life of such acquired technology was reduced from four years to two years. For the three and six months ended June 30, 2002, this change in estimated useful life resulted in an increase in net loss of $5.3 million and $10.6 million and an increase in basic net loss per share of $0.02 and $0.04 per share, respectively.

NOTE 3 — Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase. Diluted net loss per share has not been presented, as the effect of the assumed exercise of stock options, warrants, unvested restricted shares and contingently issued shares is antidilutive due to the Company’s net loss position.

NOTE 4 — Comprehensive Loss

The Company’s comprehensive loss is composed of net loss, foreign currency translation adjustments and unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(19,911)	$(183,372)	$(57,858)	$(413,134)
Foreign currency translation adjustments	2,165	(1,477)	1,752	(3,274)
Unrealized gain (loss) on investments	(563)	900	(2,891)	(12,776)

Total comprehensive loss	$(18,309)	$(183,949)	$(58,997)	$(429,184)

NOTE 5 — Long-Term Investments

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole, or specific information pertaining to the specific investment’s industry or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospects of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized impairment charges in the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Long-term investment impairment	$(458)	$(3,605)	$(458)	$(41,397)

Such impairments are recorded in “Other income and expenses” on the condensed consolidated statements of operations.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 — Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 142 requires that ratable amortization of intangible assets with indefinite lives, including goodwill, must be replaced with periodic review and analysis of such intangible assets for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. On January 1, 2002, the Company adopted Statement 142. As a result, the Company no longer amortizes goodwill, acquired workforce or its acquired trademark, thereby eliminating estimated amortization of approximately $18.0 million and $36.5 million for the three and six months ended June 30, 2002, respectively.

Additionally, within six months of adoption, the Company was required to complete a transitional impairment review to identify if goodwill was impaired. Any impairment loss resulting from the transitional impairment test would have been reflected as a cumulative effect of a change in accounting principle, retroactive to the first quarter of fiscal year 2002. The Company performed the required transitional impairment test of goodwill during the first quarter of 2002 and determined that the Company did not have a transitional impairment of goodwill. Subsequent to the transitional impairment test, the Company must assess goodwill for impairment at least annually. The Company will assess its goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. Such periodic assessments of goodwill could result in a significant goodwill impairment charge during the period of review.

As required by Statement 142, prior period results are not restated. The following presents the Company’s reported net loss and loss per share, as adjusted for the exclusion of goodwill, workforce and trademark amortization (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss:
As reported	$(19,911)	$(183,372)	$(57,858)	$(413,134)
Add: amortization expense—goodwill, acquired workforce and trademark	—	121,725	—	246,127

Adjusted net loss	$(19,911)	$(61,647)	$(57,858)	$(167,007)

Basic net loss per common share:
As reported	$(0.08)	$(0.76)	$(0.23)	$(1.73)
Add: amortization expense—goodwill, acquired workforce and trademark	—	0.50	—	1.03

Adjusted net loss per share – basic	$(0.08)	$(0.26)	$(0.23)	$(0.70)

Intangible assets with indefinite lives

The following table presents the Company’s indefinite-lived intangible assets, net of accumulated amortization and impairment charges (in thousands):

	June 30, 2002	December 31, 2001
Goodwill	$146,830	$144,420
Trademark	301	301

Total intangible assets – indefinite-lived, net	$147,131	$144,721

Workforce no longer meets the definition of a separately-identified intangible asset under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. As such, during the first quarter of 2002, the Company reclassified acquired workforce of $2.4 million, net of accumulated amortization and impairment charges, to goodwill.

Intangible assets with definite lives

Acquired technology is the Company’s only intangible asset subject to amortization under Statement 142. At June 30, 2002, acquired technology of $835,000, net of accumulated amortization and impairment

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charges of $35.3 million, is being amortized over its estimated useful life, ranging from two to three years. For the three and six months ended June 30, 2002, the Company recorded $7.6 million and $15.2 million, respectively, in amortization expense related to its acquired technology. Such expense is recorded in “Amortization of intangibles” on the condensed consolidated statements of operations. Estimated annual amortization expense for fiscal years 2002 and 2003 is $15.9 million and $167,000, respectively and $0, thereafter.

Due to changes in product architecture and anticipated future product offerings, the estimated useful life of technology purchased as part of the July 2000 acquisition of OnDisplay, Inc. was reduced from four years to two years. This resulted in an increase in net loss of $5.3 million and $10.6 million and an increase in basic net loss per share of $0.02 and $0.04 per share for the three and six months ended June 30, 2002, respectively.

NOTE 7 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan in the first quarter ended March 31, 2002. For the six months ended June 30, 2002, the Company recorded $13.8 million in restructuring charges. Components of business restructuring charges and the remaining restructuring accruals as of June 30, 2002 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2001	$42,461	$—	$7,411	$49,872
Effect of expanded restructuring planand adjustment to accrual	8,417	803	4,588	13,808
Cash activity	(3,558)	—	(2,386)	(5,944)
Non-cash activity	—	(803)	—	(803)

Balance at March 31, 2002	47,320	—	9,613	56,933
Adjustment to accrual	82	463	(545)	—
Cash activity	(3,646)	—	(3,711)	(7,357)
Non-cash activity	—	(463)	—	(463)

Balance at June 30, 2002	$43,756	$—	$5,357	$49,113

At June 30, 2002, remaining cash expenditures resulting from the restructuring are estimated to be $49.1 million and relate primarily to facility lease commitments. Excluding facilities lease commitments, the Company estimates that these costs will be substantially incurred within one year of the restructuring. The Company has substantially implemented its restructuring efforts initiated in conjunction with the restructuring announcements made during 2001 and the first six months of 2002; however, there can be no assurance that the estimated costs of the Company’s restructuring efforts will not change.

Consolidation of Excess Facilities

Facility lease commitments relate to lease obligations for excess office space the Company has vacated or intends to vacate as a result of the restructuring plan. The Company recorded $0 and $8.4 million in restructuring expense in relation to site consolidations during the three and six months ended June 30, 2002. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. Of the $8.4 million charge recorded during the six months ended June 30, 2002, approximately $6.2 million relates to adjustments in initial lease

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions. The remaining $2.2 million relates to additional space consolidation in San Ramon, California, Waltham, Massachusetts, Maidenhead, United Kingdom, Hamburg, Germany, Sydney, Australia and Singapore. Facility lease commitments recorded through December 31, 2001 relate to the Company’s departure from certain office space in Austin and Houston, Texas, Redwood City, Los Angeles and San Ramon, California, Boston, Waltham, Reading and Cambridge, Massachusetts, New York, New York, Paris, France, Hamburg, Germany, Madrid, Spain, Sydney, Australia, Bangalore and Guragon, India and Singapore. The maximum lease commitment of such vacated properties is 10 years.

Asset Impairments

Asset impairments recorded pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, relate to the impairment of certain leasehold improvements and office equipment. These fixed assets were impaired as a result of the Company’s decision to vacate certain office space, resulting in an impairment of $1.3 million during the six months ended June 30, 2002.

Employee Separation and Other Costs

Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 200 terminated employees, totaled $0 and $4.6 million during the three and six months ended June 30, 2002. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

NOTE 8 — Selected Balance Sheet Detail

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Accounts payable	$6,455	$8,967
Accrued employee liabilities	15,074	22,896
Accrued restructuring charges	20,563	23,390
Accrued other charges	18,939	18,203

	$61,031	$73,456

Long-term liabilities, less current portion consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Accrued restructuring charges, less current portion	$28,550	$26,482
Capital lease obligation, less current portion	—	240

	$28,550	$26,722

NOTE 9 — Legal Matters

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company’s initial public offering of Vignette stock in February 1999 and the Company’s secondary public offering of Vignette stock in December 1999 – Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in “tie-in arrangements” whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company’s initial public offering and the prospectus and registration statement for the Company’s secondary public offering. The Company believes that this lawsuit is without merit and intends to defend itself vigorously.

The Company is also subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 10 — Capital Structure

On April 24, 2002, the Company’s Board of Directors approved, adopted and entered into, a shareholder rights plan. The plan is similar to plans adopted by many other companies, and was not adopted in response to any attempt to acquire the Company, nor was the Company aware of any such efforts at the time of adoption.

The plan is designed to enable the Company’s stockholders to realize the full value of their investment by providing for fair and equal treatment of all stockholders in the event that an unsolicited attempt is made to acquire the company. Adoption of the shareholder rights plan is intended to guard shareholders against abusive and coercive takeover tactics.

Under the shareholder rights plan, stockholders of record as of the close of business on May 6, 2002, received one right to purchase a one one-thousandth of a share of Series A Junior Participating Preferred Stock, par $0.01 per share, at a price of $30.00 per one one-thousandth, subject to adjustment. The rights were issued as a non-taxable dividend and will expire 10 years from the date of the adoption of the rights plan, unless earlier redeemed or exchanged. The rights are not immediately exercisable; however, they will become exercisable upon the earlier to occur of (i) the close of business on the tenth day after a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of the Company’s outstanding common stock or (ii) the close of business on the tenth day (or such later date as may be determined by the Board of Directors prior to such time as any person becomes an acquiring person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in the beneficial ownership by a person or group of 15 percent or more of the Company’s outstanding common stock. If a person or group acquires 15 percent or more of the Company’s common stock, then all rights holders except the acquirer will be entitled to acquire the Company’s common stock at a significant discount. The intended effect will be to discourage acquisitions of 15 percent or more of the Company’s common stock without negotiation with the Board of Directors.

NOTE 11 — Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations (“Statement 141”). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. To date, all of the Company’s acquisitions have been accounted for under the purchase method of accounting. As such, the adoption of Statement 141 did not have a significant impact on the Company’s financial statements.

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“Statement 143”). Statement 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The provisions of Statement 143 will be effective for the Company’s fiscal year beginning January 1, 2003. The Company does not expect that the adoption of Statement 143 will have a significant impact on its financial statements.

Also in August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 supersedes Statement 121 and the accounting and

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted Statement 144 on January 1, 2002. Such adoption did not have a significant impact on the Company’s financial statements; however, during the six months ended June 30, 2002, the Company impaired $1.3 million of its fixed assets under the provisions of Statement 144. Such impairment was in relation to its expanded restructuring activities announced during 2002.

In November 2001, the FASB issued staff announcement (Topic No. D-103), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which was subsequently incorporated in Emerging Issues Task Force Issue No. 01-14 (“EITF Issue No. 01-14”). EITF Issue No. 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of operations. EITF Issue No. 01-14 did not have a significant effect on total services revenues or the services gross margin percentages and has no effect on net income (loss) as it increases both services revenues and cost of services. Because reimbursements received for out-of-pocket expenses were not significant for the respective three or six months ended June 30, 2001, the condensed consolidated statement of operations for such periods has not been restated.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue No. 94-3”). Statement 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under Issue 94-3, a liability for an exit cost is recognized when a Company commits to an exit plan. Statement 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, Statement 146 may affect the timing and amount of recognizing restructuring costs. The Company will adopt the provisions of Statement 146 for any restructuring activities initiated after December 31, 2002.

NOTE 12 — Subsequent Events

In July 2002, the Company’s Board of Directors approved a plan to further align its cost structure with prevailing economic and industry conditions. The expansion of the Company’s restructuring plan affected employees across all levels, functional areas and geographies through a workforce reduction of approximately 200 employees or 20% of total employees. Additionally, the Company plans to consolidate some of its existing offices. As a result of these expanded restructuring activities, the Company expects to incur significant restructuring charges during the quarter ended September 30, 2002.

Also in July 2002, Thomas E. Hogan was appointed Chief Executive Officer of the Company. Mr. Hogan, the Company’s existing President and former Chief Operating Officer, replaced Gregory A. Peters. Mr. Peters will remain as Chairman of the Board. The Company also announced the resignation of Joseph A. Marengi from the Board of Directors. As a result of Mr. Marengi’s departure, Robert E. Davoli, an existing independent Director, assumed Mr. Marengi’s seat on the audit committee, while Steven G. Papermaster, also an existing independent Director, assumed Mr. Marengi’s seat on the compensation committee. In addition, Messrs. Davoli, Hawn and Papermaster were appointed to the nominating committee.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed elsewhere in this report in the section entitled “Risk Factors That May Affect Future Results” and the risks discussed in our other historical Securities and Exchange Commission filings.

Overview

Vignette Corporation is a leading provider of content management applications used by organizations to create and maintain effective online relationships with their customers, employees, business partners and suppliers. Vignette allows organizations to combine a comprehensive understanding of what content assets they have across the business, and their value, with Web applications that predict users’ needs and expectations. By putting the right information in front of the right person at the right time, we help Web visitors make informed decisions, and help organizations successfully manage those relationships.

The family of Vignette products is focused around the comprehensive content management capabilities required by organizations to handle both the active management of electronic assets across the business, and the delivery of that content in context to multiple audiences.

Content Management	—
the ability to manage and deliver content to almost every electronic touch-point from virtually any source. This includes the ability to create new content, collect content from existing sources, produce it for Web use, deliver it in context, and observe its use by Web visitors to continue to deliver the right content to the right person at the right time.

Content Management Extensions	—
advanced capabilities to extend the organization’s ability to harness all available content, measure its value, deliver it through multiple channels, and determine appropriate content offers for different audiences.

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

Our business is facilitated by a community of skilled partners specifically selected to support our customers and to ensure their success. This “Vignette Economy” includes a number of partnerships with leading system integrators like Accenture, Deloitte Consulting, EDS, IBM Global Services, Inforte and PricewaterhouseCoopers. It also includes strategic alliances with technology leaders like BEA Systems, IBM and Sun Microsystems.

We are headquartered in Austin, Texas, and operate satellite offices in other U.S. cities. In addition, we have offices throughout the Americas, Europe, Asia and Australia. We had 1,052 full-time employees at June 30, 2002. Due in large part to the restructuring plan we implemented in 2001 and subsequently expanded during 2002, headcount decreased 37% from 1,673 at June 30, 2001. In July 2002, we announced an additional workforce reduction of approximately 20%.

Since our inception in December 1995, we have incurred substantial costs to develop our technology and products, market, sell and service these products, recruit and train personnel and build a corporate infrastructure. As a result, we have incurred significant losses since our inception and, as of June 30, 2002, we had an accumulated deficit of approximately $2.2 billion. We believe our success depends on the continued development and acceptance of our products and services, the growth of our customer base as well as the overall growth in the content management applications market. Accordingly, we intend to invest in research and development, sales, marketing, professional services and to a lesser extent our operational and financial systems, as necessary. Furthermore, we expect to continue to incur operating losses in the near future, and we will require increases in revenues before we achieve and sustain profitability; however, we cannot assure that such increases in revenue will result in profitability.

Recent Events

Vignette®V6 Multisite Content Manager 3.0    During the second quarter of 2002, we announced a new version of Vignette® V6 Multisite Content Manager 3.0, which incorporates built-in analysis and reporting capabilities. These attributes enable enterprises to deploy, manage and integrate Web initiatives throughout the enterprise, including enterprise portals for employees, partners and customers, corporate Web sites and e-commerce applications.

Partnerships    In June 2002, we announced the Secure Enterprise Information Portal, an integrated, joint solution with EDS and Sun. This portal solution was designed to respond to the heightened security requirements of today’s marketplace and to help companies and government agencies improve communications, productivity, and protect critical information assets. Also, in June 2002, we announced that Vignette ® V6 will soon leverage the Solaris 9 Operating Environment to integrate current content applications with the Sun™ Open Net Environment (Sun ONE) architecture.

Expanded Restructuring and Cost-Reduction Efforts    In July 2002, we approved a plan to further align our cost structure with current economic and industry conditions. These restructuring actions include an additional workforce reduction of approximately 20% and consolidation of certain facilities. We expect to record significant restructuring charges during the third quarter of 2002. Excluding facility lease commitments, we expect these costs to be substantially incurred within one year of the restructuring.

Appointment of Thomas E. Hogan as CEO    Also in July 2002, Thomas E. Hogan was appointed Chief Executive Officer of the Company. Mr. Hogan, our existing President and former Chief Operating Officer, replaced Gregory A. Peters. Mr. Peters will remain as Chairman of the Board. We also announced the resignation of Joseph A. Marengi from the Board of Directors. As a result of Mr. Marengi’s departure, Robert E. Davoli, an existing independent Director, assumed Mr. Marengi’s seat on the audit committee, while Steven G. Papermaster, also an existing independent Director, assumed Mr. Marengi’s seat on the compensation committee. In addition, Messrs. Davoli, Hawn and Papermaster were appointed to the nominating committee.

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

We believe the following represent our critical accounting policies:

•	Revenue Recognition;
•	Estimating the Allowance for Doubtful Accounts;
•	Valuation of Investments;
•	Estimating Business Restructuring Accruals; and
•	Valuation of Goodwill and Identifiable Intangible Assets.

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

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

Where software licenses are sold with maintenance or other services, we allocate the total fee to the various elements based on the relative fair values of the elements specific to us. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. For software licenses with a fixed number of licenses, VSOE of fair value is based upon the price charged when sold separately, which is in accordance with our standard price list. Our standard price list specifies prices applicable to each level of volume purchased and is applicable when the products are sold separately. For software licenses with enterprise-wide usage (unlimited quantities), VSOE of fair value for the license element is not available, and, accordingly, license revenue is recognized using the residual method. Under the residual method, the contract value is first allocated to the undelivered elements (maintenance and service elements) based upon their VSOE of fair value; the remaining contract value, including any discount, is allocated to the delivered element (license element). For consulting and implementation services, VSOE of fair value is based upon the rates charged for these services when sold separately. We generally sell services under time-and-material agreements. For maintenance, VSOE of fair value is based upon either the renewal rate specified in each contract, or the price charged when sold separately. Both the renewal rate and price when sold separately are in accordance with our standard price list. Except when the residual method is used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount.

Revenue allocated to product license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, we have no significant remaining obligations with regard to implementation, and collection of a fixed or determinable fee is probable. We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable, and such amounts are recognized as revenue as they become due. If collectibility is not considered probable, revenue is recognized when the fee is collected. For software arrangements where we are obligated to perform professional services for implementation, we do not consider delivery to have occurred or customer payment to be probable of collection until no significant obligations with regard to implementation remain. Generally, this would occur when substantially all service work has been completed in accordance with the terms and conditions of the customer’s implementation requirements but may vary depending on factors such as an individual customer’s payment history or order type (e.g., initial versus follow-on).

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

We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers’ ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers’ financial condition.

Allowance for Doubtful Accounts    We continuously assess the collectibility of outstanding customer invoices and in doing such, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience, a customer’s current credit-worthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. For example, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Investments    We periodically analyze our long-term investments for impairments considered other than temporary. In performing this analysis, we evaluate whether general market conditions which reflect prospects for the economy as a whole, or specific information pertaining to the specific investment’s industry or that individual company, indicates that a decline in value that is other than temporary has occurred. If so, we consider specific factors, including the financial condition and near-term prospects of each investment, any specific events that may affect the investee company, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We record an investment impairment charge in the line item “Other income and expense” when we believe an investment has experienced a decline in value that is other than temporary.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

Goodwill and Identifiable Intangible Assets    We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis of such intangibles for possible impairment. We were required to perform a transitional impairment review which involved a two-step process: Step 1 involves identifying reporting units, determining the fair value of each reporting unit, and determining if the fair value of each reporting unit is less than its carrying amount. We completed Step 1 by June 30, 2002. If necessary, Step 2 is to be completed before the end of the year in which the company adopts the statement. Step 2 measures the impairment charge and is completed if the fair value is less than the carrying value, as determined in Step 1. The completion of this impairment review required management to make complex assumptions and estimates, including but not limited to determining our reporting unit(s), selecting the appropriate methodology to determine the estimated fair value of a reporting unit as well as the actual fair value estimation of each reporting unit. If our estimates were to change, this could result in a materially different impairment conclusion.

We performed the required transitional impairment test of goodwill during the first quarter of 2002 and determined that we did not have a transitional impairment of goodwill. Subsequent to the transitional impairment test, we must assess goodwill for impairment at least annually. We will assess our goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. Such periodic assessments of goodwill could result in a significant goodwill impairment charge during the period of review.

Accounting Reclassification and Change in Accounting Estimate

Effective December 31, 2001, we report all bad debt expense in the operating expense cost category, “Sales and marketing”. Prior to December 31, 2001, we reported a portion of bad debt expense in “Cost of revenue—services”. Bad debt expense reported in “Cost of revenue—services” for the prior periods presented has been reclassified to conform to the current period presentation. Such reclassification had no impact on the reported net loss, net loss per share or stockholders’ equity. Bad debt expense reclassified from “Cost of revenue—services” to “Sales and marketing” was $1.7 million and $4.1 million for the three and six months ended June 30, 2001, respectively. The effect of this reclassification for both of the prior periods was to increase gross margin by approximately 2% and to increase “Sales and marketing” as a percentage of sales by a comparable amount.

We periodically review the valuation and amortization of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or useful life. During the quarter ended March 31, 2002, we changed the estimated useful life of technologies purchased as part of the July 2000 acquisition of OnDisplay, Inc. Due to changes in product architecture and anticipated future product offerings, the estimated life of such acquired technology was reduced from four years to two years. For the three and six months ended June 30, 2002, this change in estimated useful life resulted in an increase in net loss of $5.3 million and $10.6 million and an increase in basic net loss per share of $0.02 and $0.04 per share, respectively.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Product license	35%	53%	40%	53%
Services	65	47	60	47

Total revenue	100	100	100	100

Cost of revenue:
Product license	1	1	2	2
Services	31	27	29	27

Total cost of revenue	32	28	31	29

Gross profit	68	72	69	71

Operating expenses:
Research and development	36	20	33	20
Sales and marketing	53	60	58	59
General and administrative	15	10	14	9
Purchased in-process research and development, acquisition-related and other charges	—	1	—	1
Business restructuring charges	—	50	17	52
Amortization of deferred stock compensation	1	3	1	4
Amortization of intangibles	21	147	19	145

Total operating expenses	126	291	142	290

Loss from operations	(58)	(219)	(73)	(219)
Other income (expense), net	3	1	3	(18)

Loss before provision for income taxes	(55)	(218)	(70)	(237)
Provision for income taxes	1	1	1	1

Net loss	(56)%	(219)%	(71)%	(238)%

Revenue

Total revenue decreased 57% to $35.6 million in the three months ended June 30, 2002 from $83.6 million in the three months ended June 30, 2001. Total revenue decreased 53% to $82.0 million in the six months ended June 30, 2002 from $173.8 million in the six months ended June 30, 2001. The decrease is attributable primarily to the global economic slowdown that has resulted in a substantial reduction in information technology spending. As a result, we have experienced a longer sales cycle as well as a decrease in both customer orders and average sales price.

Product License.    Product license revenue decreased 72% to $12.6 million in the three months ended June 30, 2002 from $44.5 million in the three months ended June 30, 2001, representing 35% and 53% of total revenue, respectively. Product license revenue decreased 64% to $33.1 million in the six months ended June 30, 2002 from $92.5 million in the six months ended June 30, 2001, representing 40% and 53% of total revenue, respectively. The decrease is attributable to a slowdown in information technology spending experienced in fiscal year 2001 and continuing through the second quarter of 2002.

        Services.    Services revenue decreased 41% to $23.0 million in the three months ended June 30, 2002 from $39.1 million in the three months ended June 30, 2001, representing 65% and 47% of total revenue, respectively. Services revenue from professional services fees represented 27% of total revenues in the three months ended June 30, 2002, as compared to 29% in the three months ended June 30, 2001. Services revenue decreased 40% to $48.9 million in the six months ended June 30, 2002 from $81.2 million in the six months ended June 30, 2001, representing 60% and 47% of total revenue, respectively. Services revenue from professional services fees represented 28% of total revenues in the six months ended June 30, 2002, as compared to 31% six months ended June 30, 2001. The overall decrease in services revenue resulted primarily from a decrease in professional services revenue, which decreased 60% to $9.6 million from $24.3 million for the comparative quarters and decreased 57% to $22.7 million from $53.1 million for the comparative six-month periods. The decrease in professional services revenue resulted primarily from a decrease in new product engagements combined with lower billing rates, as well as a transition of consulting and implementation engagements to our partners and other third parties.

Cost of Revenue

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, and personnel and other expenses related to providing maintenance and professional services.

Product License.    Product license costs decreased 57% to $486,000 in the three months ended June 30, 2002 from $1.1 million in the three months ended June 30, 2001, representing 4% and 3% of product license revenue, respectively. Product license costs decreased 50% to $1.3 million in the six months ended June 30, 2002 from $2.6 million in the six months ended June 30, 2001, representing 4% and 3% of product license revenue, respectively. The decrease in absolute dollars is due to the decline in product license revenue.

Services.    Services costs include salaries, third-party contractor expenses and other related costs for professional service, maintenance and customer support staffs. Services costs decreased 50% to $10.9 million in the three months ended June 30, 2002 from $22.1 million in the three months ended June 30, 2001, representing 48% and 57% of services revenue, respectively. Services costs decreased 49% to $24.0 million in the six months ended June 30, 2002 from $47.5 million in the six months ended June 30, 2001, representing 49% and 58% of services revenue, respectively. The decrease in absolute dollars for the comparative three and six-month periods relates primarily to restructuring efforts and other cost-savings measures.

The overall increase in services gross profit margin for the three and six month comparative periods ended June 30, 2002 and 2001 relates to a higher mix of maintenance and support revenue in relation to total services revenue. As a result of our restructuring activities and continued focus on our cost structure, we expect our services costs, in absolute dollars, to decrease in the near future. We expect services costs as a percentage of services revenue to decrease over time, but may vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third parties, and overall utilization rates of our professional services employees.

Professional services-related costs decreased 54% to $9.4 million in the three months ended June 30, 2002 from $20.3 million in the three months ended June 30, 2001, representing 97% and 83% of professional services revenue, respectively. Professional services-related costs decreased 54% to $20.7 million in the six months ended June 30, 2002 from $44.5 million in the six months ended June 30, 2001, representing 91% and 84% of professional services revenue, respectively. Maintenance and support-related costs decreased 16% to $1.6 million in the three months ended June 30, 2002 from $1.8 million in the three months ended June 30, 2001, representing 12% and 13% of maintenance and support-related revenue, respectively. Maintenance and support-related costs increased 14% to $3.4 million in the six months ended June 30, 2002 from $2.9 million in the six months ended June 30, 2001, representing 13% and 10% of maintenance and support-related revenue, respectively.

Operating Expenses

We believe we must continue to improve efficiencies, control operating expenses and grow revenue in order to achieve profitability. As a result, we expect absolute dollars spent on total operating expenses to decrease in the near future; however, we cannot assure that such decreases will result in profitability.

Research and Development.    Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 21% to $13.0 million in the three months ended June 30, 2002 from $16.5 million in the three months ended June 30, 2001, representing 36% and 20% of total revenue, respectively. Research and development expenses decreased 24% to $26.9 million in the six months ended June 30, 2002 from $35.5 million in the six months ended June 30, 2001, representing 33% and 20% of total revenue, respectively. The decrease in absolute dollars relates primarily to a reduction in engineering headcount as well as other cost-saving measures resulting from our restructuring plan. The increase as a percentage of total revenue resulted from a decrease in total revenue between the comparative three and six-month periods.

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

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses decreased 63% to $18.8 million in the three months ended June 30, 2002 from $50.1 million in the three months ended June 30, 2001, representing 53% and 60% of total revenue, respectively. Sales and marketing expenses decreased 54% to $47.8 million in the six months ended June 30, 2002 from $102.8 million in the six months ended June 30, 2001, representing 58% and 59% of total revenue, respectively. The decrease in absolute dollars and as a percentage of total revenues relates primarily to a reduction in sales and marketing headcount as well as other cost-saving measures resulting from our restructuring plan. Additionally, we recorded lower bad debt charges during the three and six months ended June 30, 2002 as compared to June 30, 2001. During the first quarter of 2001, we recorded $8.2 million in bad debt charges related to the unfavorable financial impacts the economic downturn had on many of our early-stage customers.

Although we anticipate that the expanded restructuring of our business will reduce sales and marketing expenses in the near term, these expenses may increase over the longer term. We also anticipate that sales and marketing expense may fluctuate as a percentage of total revenue from period to period.

General and Administrative.    General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses decreased 36% to $5.2 million in the three months ended June 30, 2002 from $8.1 million in the three months ended June 30, 2001, representing 15% and 10% of total revenue, respectively. General and administrative expenses decreased 26% to $11.9 million in the six months ended June 30, 2002 from $16.1 million in the six months ended June 30, 2001, representing 14% and 9% of total revenue, respectively. The decrease in absolute dollars relates primarily to a reduction in general and administrative headcount as well as other cost-saving measures resulting from our restructuring plan. The increase as a percentage of total revenue resulted from a decrease in total revenue between the comparative periods.

Although we anticipate that the expanded restructuring of our business will reduce general and administrative expenses in the near term, these expenses may increase over the longer term. We also anticipate that general and administrative expense may fluctuate as a percentage of total revenue from period to period.

Purchased In-Process Research and Development, Acquisition-Related and Other Charges.    These charges, which relate primarily to our business combinations, decreased 100% to $0 in the three and six months ended June 30, 2002, respectively from $663,000 and $1.3 million in the three and six months ended June 30, 2001, respectively. For both comparative periods, these charges represented 0% and 1% of total revenue during 2002 and 2001, respectively. The acquisition-related charges recorded during the three and six months ended June 30, 2001 relate primarily to contingent consideration paid to certain Engine 5, Ltd. legacy individuals upon successful completion of defined future employment requirements. We acquired Engine 5, Ltd. in January 2000 for their Java-server technology.

Business Restructuring Charges    During fiscal year 2001, we approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. We expanded the restructuring plan in the first quarter ended March 31, 2002. For the six months ended June 30, 2002, we recorded $13.8 million in restructuring charges. Components of business restructuring charges and the remaining restructuring accruals as of June 30, 2002 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2001	$42,461	$—	$7,411	$49,872
Effect of expanded restructuring plan and adjustment to accrual	8,417	803	4,588	13,808
Cash activity	(3,558)	—	(2,386)	(5,944)
Non-cash activity	—	(803)	—	(803)

Balance at March 31, 2002	47,320	—	9,613	56,933
Adjustment to accrual	82	463	(545)	—
Cash activity	(3,646)	—	(3,711)	(7,357)
Non-cash activity	—	(463)	—	(463)

Balance at June 30, 2002	$43,756	$—	$5,357	$49,113

At June 30, 2002, remaining cash expenditures resulting from the restructuring are estimated to be $49.1 million and relate primarily to facility lease commitments. Excluding facilities lease commitments, we estimate that these costs will be substantially incurred within one year of the restructuring. We have substantially implemented our restructuring efforts initiated in conjunction with the restructuring announcements made during 2001 and the first six months of 2002; however, there can be no assurance that the estimated costs of our restructuring efforts will not change.

Consolidation of Excess Facilities

Facility lease commitments relate to lease obligations for excess office space the we vacated as a result of the restructuring plan. We recorded $0 and $8.4 million in restructuring expense in relation to site consolidations during the three and six months ended June 30, 2002. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by us. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments. Of the $8.4 million charge recorded during the six months ended June 30, 2002, approximately $6.2 million relates to adjustments in initial lease assumptions. The remaining $2.2 million relates to additional space consolidation in San Ramon, California, Waltham, Massachusetts, Maidenhead, United Kingdom, Hamburg, Germany, Sydney, Australia and Singapore. Facility lease commitments recorded through December 31, 2001 relate to our departure from certain office space in Austin and Houston, Texas, Redwood City, Los Angeles and San Ramon, California, Boston, Waltham, Reading and Cambridge, Massachusetts, New York, New York, Paris, France, Hamburg, Germany, Madrid, Spain, Sydney, Australia, Bangalore and Guragon, India and Singapore. The maximum lease commitment of such vacated properties is 10 years.

Asset Impairments

Asset impairments recorded pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, relate to the impairment of certain leasehold improvements and office equipment. These fixed assets were impaired as a result of our decision to vacate certain office space, resulting in an impairment of $1.3 million during the six months ended June 30, 2002.

Employee Separation and Other Costs

Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 200 terminated employees, totaled $0 and $4.6 million during the three and six months ended June 30, 2002, respectively. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

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

We have amortized the deferred compensation amount over the vesting periods of the applicable options and restricted share grants, resulting in amortization expense of $364,000 and $2.7 million for the three months ended June 30, 2002 and 2001, respectively, and $1.0 million and $6.8 million for the six months ended June 30, 2002 and 2001, respectively. Amortization of deferred stock compensation is attributable to the following cost categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Cost of revenue – services	$48	$651	$146	$1,409
Research and development	144	552	310	1,759
Sales and marketing	127	1,041	349	2,550
General and administrative	45	461	268	1,084

	$364	$2,705	$1,073	$6,802

Amortization of Intangibles.    Intangible amortization expense was $7.6 million and $124.1 million for the three months ended June 30, 2002 and 2001, respectively, and $15.2 million and $251.0 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in amortization expense relates to the Company’s adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002. Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill and other indefinite-lived intangible assets for possible impairment. Intangible assets with a definite life must be amortized over their estimated useful lives. Excluding goodwill, acquired workforce and trademark amortization expense of $121.7 million, adjusted amortization expense was $2.4 million for the quarter ended June 30, 2001. Excluding goodwill, acquired workforce and trademark amortization expense of $246.1 million, adjusted amortization expense was $4.9 million for the six months ended June 30, 2001. The increase between the comparative quarters, as adjusted, relates to a change in the estimated useful life of technologies purchased as part of the July 2000 OnDisplay, Inc. acquisition. Due to changes in our product architecture and anticipated future product offerings, the estimated life of such acquired technology was reduced from four years to two years. This change in estimated useful life resulted in an increase in net loss of $5.3 million and $10.6 million and an increase in basic net loss per share of $0.02 and $0.04 per share for the three and six months ended June 30, 2002, respectively.

Other Income and Expense, Net

Other income and expense, net consists primarily of interest income and expense, as well as recognized investment gains and losses. Other income, net was $1.1 million in the three months ended June 30, 2002, as compared to other income, net of $848,000 in the three months ended June 30, 2001. Other income, net was $2.7 million in the six months ended June 30, 2002, as compared to other expense, net of $31.7 million in the six months ended June 30, 2001.

Included in other income and expense, net, are impairment charges of certain long-term investments. Our long-term investments generally consist of redeemable convertible preferred stock in privately-held technology companies as well as common stock in publicly-held technology companies. We periodically analyze these long-term investments for impairments considered other than temporary. As a result of such review, we recognized impairment charges in the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Long-term investment impairment	$(458)	$(3,605)	$(458)	$(41,397)

Excluding such investment impairment charge, other income and expense, net was $1.5 million income and $4.5 million income for the quarter ended June 30, 2002 and 2001, respectively, and $3.2 million income and $9.7 million income for the six months ended June 30, 2002 and 2001, respectively. Excluding such impairment charges, the net decrease in other income relates to the general decline in investment yields on our lower cash, cash equivalents and short-term investment balances.

At June 30, 2002, our total long-term investment in both public and privately-held companies was $6.0 million, including an unrealized loss of $1.6 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for Income Taxes

We have incurred income tax expense of approximately $232,000 and $878,000 during the three months ended June 30, 2002 and 2001, respectively, and $622,000 and $1.1 million during the six months ended June 30, 2002 and 2001, respectively. The income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions. The decrease in the provision for income taxes relates primarily to an overall decline in revenues, including non-US regions, between the comparative periods.

We have provided a full valuation allowance on our net deferred tax assets, which include net operating loss and research and development carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement 109”), involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	June 30, 2002	December 31, 2001
Cash and cash equivalents	$224,511	$348,916
Short-term investments	$129,725	$42,716
Working capital	$281,588	$305,826
Current ratio	3.5:1	3.4:1
Days of sales outstanding – for the quarter ended	84	61

Net cash used in operating activities was $40.1 million for the six months ended June 30, 2002, as compared to net cash used in operating activities of $26.9 million for the six months ended June 30, 2001. The increase in operating cash outflows was due primarily to an increase in our net losses, excluding non-cash and restructuring charges. We anticipate using net cash to fund operating activities in future periods.

Net cash used in investing activities was $90.2 million for the six months ended June 30, 2002, as compared to net cash used in investing activities of $20.6 million for the six months ended June 30, 2001. The increase in investing cash outflows was due primarily to our increased investment in short-term marketable securities. This increase was offset in part by decreased capital expenditures. We expect that our future investing activities will generally consist of capital expenditures to support our future needs as well as investment in short-term securities to maximize investment yields while preserving cash flow for operational purposes.

Net cash provided by financing activities was $4.5 million for the six months ended June 30, 2002, a decrease of $7.9 million from net cash provided by financing activities for the comparative six-month period ended June 30, 2001. Our financing activities during both periods consisted primarily of proceeds received from the exercise of employee stock options and the purchase of employee stock purchase plan shares.

Our long-term investments consist of redeemable convertible preferred stock in privately-held technology companies, common stock in publicly-held technology companies, and collateral pledged for certain lease obligations. At June 30, 2002 and December 31, 2001, long-term investments totaled $19.4 million and $22.4 million, respectively. We classify these investments as available-for-sale and have recorded a cumulative net unrealized loss of $1.6 million and a cumulative net unrealized gain of $1.4 million at June 30, 2002 and December 31, 2001, respectively.

The future value of our investments in redeemable convertible preferred stock of privately-held technology companies may be affected by a number of factors including general economic conditions, and the ability of the companies to secure additional funding and execute on their respective business plans. We determined that certain of these investments had experienced a decline in value that was other than temporary, resulting in a recognized investment loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Long-term investment impairment	$(458)	$(3,605)	$(458)	$(41,397)

We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

In addition to the preceding investments, we had pledged $13.3 million and $13.7 million as collateral for certain of our lease obligations at June 30, 2002 and December 31, 2001, respectively. There are certain time restrictions placed on these instruments that we are obligated to meet in order to liquidate the principal of these investments.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations (“Statement 141”). Statement 141 requires that all business combinations be accounted for under the purchase method of accounting. Additionally, certain intangible assets acquired as part of a business combination must be recognized as separate assets, apart from goodwill. Statement 141 is effective for all business combinations initiated subsequent to June 30, 2001. To date, all of the our acquisitions have been accounted for under the purchase method of accounting. The adoption of Statement 141 did not have a significant impact on our financial statements.

Also in July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. The provisions of Statement 142 are effective for fiscal years beginning after December 15, 2001. Beginning January 1, 2002, we adopted Statement 142 and will review our intangible assets and goodwill for impairment pursuant to this statement. Upon adoption, we no longer amortize goodwill, acquired workforce or an acquired trademark, thereby eliminating estimated amortization of approximately $18.0 million and $36.5 million for the three and six months ended June 30, 2002, respectively. Additionally, we performed the required transitional impairment test of goodwill during the first quarter of 2002 and determined that the we did not have a transitional impairment of goodwill.

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“Statement 143”). Statement 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The provisions of Statement 143 will be effective for our fiscal year beginning January 1, 2003. We do not expect that the adoption of Statement 143 will have a significant impact on our financial statements.

Also in August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 supersedes Statement 121 and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We adopted Statement 144 on January 1, 2002. Such adoption did not have a significant impact on the Company’s financial statements; however, during the six months ended June 30, 2002, we impaired $1.3 million of our fixed assets under the provisions of Statement 144. Such impairment was in relation to our expanded restructuring activities announced during 2002.

In November 2001, the FASB issued staff announcement (Topic No. D-103), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred”, which was subsequently incorporated in Emerging Issues Task Force Issue No. 01-14 (“EITF Issue No. 01-14”). EITF Issue No. 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of operations. EITF Issue No. 01-14 did not have a significant effect on total services revenues or the services gross margin percentages and has no effect on net income (loss) as it increases both services revenues and cost of services. Because reimbursements received for out-of-pocket expenses were not significant for the quarter ended March 31, 2001, the condensed consolidated statement of operations for such period has not been restated.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue No. 94-3”). Statement 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under Issue 94-3, a liability for an exit cost is recognized when a Company commits to an exit plan. Statement 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, Statement 146 may affect the timing and amount of recognizing restructuring costs. We will adopt the provisions of Statement 146 for any restructuring activities initiated after December 31, 2002.

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

We Must Successfully Complete the Implementation of Our Business Restructuring Efforts

In accordance with our restructuring efforts announced during 2001 and subsequently expanded during the first and third quarters of 2002, we are currently transitioning our business and realigning our strategic focus towards our core market, technologies and products. Internal changes resulting from our business restructuring announced during 2001 and 2002 are substantially complete, but many factors may negatively impact our ability to implement our strategic focus including our ability to manage the implementation, sustain the productivity of our workforce and retain key employees, manage our operating expenses and quickly respond to and recover from unforeseen events associated with the restructuring. We may be required by market conditions to undertake additional restructuring efforts in the future. Our business, results of operations or financial condition could be materially adversely affected if we are unable to manage the implementation, sustain the productivity of our workforce and retain key employees, manage our operating expenses or quickly respond to and recover from unforeseen events associated with any future restructuring efforts.

We Expect Our Quarterly Revenues and Operating Results to Fluctuate

Our revenues and operating results have varied significantly from quarter to quarter in the past and we expect that our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

•	Demand for our products and services;
•	The timing of sales of our products and services;
•	The timing of customer orders and product implementations;
•	Seasonal fluctuations in information technology purchasing;
•	Unexpected delays in introducing new products and services;
•	Increased expenses, whether related to sales and marketing, product development or administration;
•	Changes in the rapidly evolving market for e-business solutions;
•	The mix of product license and services revenue, as well as the mix of products licensed;
•	The mix of services provided and whether services are provided by our own staff or third-party contractors;
•	The mix of domestic and international sales;
•	Difficulties in collecting accounts receivable;
•	Costs related to possible acquisitions of technology or businesses; and
•	The general economic climate.

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

If We Experienced a Product Liability Claim We Could Incur Substantial Litigation Costs

Since our customers use our products for mission critical applications such as Internet commerce, errors, defects or other performance problems could result in financial or other damages to our customers. They could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results and financial condition. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate or alter such limitation of liability provisions. To date, we have not experienced any product liability claims or litigation that we feel is material to our business. However, such claims if brought against us, even if not successful, would likely be time consuming and costly.

We Depend on Increased Business from Our Current and New Customers and if We Fail to Grow Our Customer Base or Generate Repeat Business, Our Operating Results Could Be Harmed

If we fail to grow our customer base or generate repeat and expanded business from our current and new customers, our business and operating results would be seriously harmed. Many of our customers initially make a limited purchase of our products and services. Some of these customers may not choose to purchase additional licenses to expand their use of our products. Some of these customers have not yet developed or deployed initial applications based on our products. If these customers do not successfully develop and deploy such initial applications, they may not choose to purchase deployment licenses or additional development licenses. Our business model depends on the expanded use of our products within our customers’ organizations.

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

Our Operating Results May Be Adversely Affected by Small Delays in Customer Orders or Product Implementations

Small delays in customer orders or product implementations can cause significant variability in our license revenues and operating results for any particular period. We derive a substantial portion of our revenue from the sale of products with related services. In certain cases, our revenue recognition policy requires us to substantially complete the implementation of our product before we can recognize software license revenue, and any end-of-quarter delays in product implementation could materially adversely affect operating results for that quarter.

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

Failure to Maintain the Support of Third-Party Systems Integrators May Limit Our Ability to Penetrate Our Markets

A significant portion of our sales are influenced by the recommendations of our products made by systems integrators, consulting firms and other third parties that help develop and deploy e-business applications for our customers. Losing the support of these third parties may limit our ability to penetrate our markets. These third parties are under no obligation to recommend or support our products. These companies could recommend or give higher priority to the products of other companies or to their own products. A significant shift by these companies toward favoring competing products could negatively affect our license and services revenue.

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

Our Business May Become Increasingly Susceptible to Numerous Risks Associated with International Operations

International operations are generally subject to a number of risks, including:

•	Expenses associated with customizing products for foreign countries;
•	Protectionist laws and business practices that favor local competition;
•	Changes in jurisdictional tax laws;
•	Dependence on local vendors;
•	Multiple, conflicting and changing governmental laws and regulations;
•	Longer sales cycles;
•	Difficulties in collecting accounts receivable;
•	Foreign currency exchange rate fluctuations; and
•	Political and economic instability.

We recorded 36% of our total revenue for the quarter ended June 30, 2002 through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

We May Be Adversely Affected if We Lose Key Personnel or if We Are Unable to Manage the Transition in Leadership of the Company

Our success depends largely on the skills, experience and performance of some key members of our management. Recently, Thomas E. Hogan was appointed Chief Executive Officer of the Company, replacing Gregory A. Peters. If we are unable to manage the transition of Mr. Hogan from President and Chief Operating Officer to Chief Executive Officer or if we lose one or more of our key employees, our business, operating results and financial condition could be materially adversely affected. In addition, our future success will depend largely on our ability to continue attracting and retaining highly skilled personnel. Like other software companies, we face competition for qualified personnel, particularly in the Austin, Texas area. We cannot be certain that we will be successful in attracting, assimilating or retaining qualified personnel in the future.

We Have Relied and Expect to Continue to Rely on Sales of Our Vignette® V6 Product Line for Our Revenue

We currently derive substantially all of our revenues from the license and related upgrades, professional services and support of our Vignette® V6 software products. We expect that we will continue to depend on revenue related to new and enhanced versions of our Vignette® V6 product line for at least the next several quarters. We cannot be certain that we will be successful in upgrading and marketing our products or that we will successfully develop and market new products and services. If we do not continue to increase revenue related to our existing products or generate revenue from new products and services, our business, operating results and financial condition would be materially adversely affected.

Our Future Revenue is Dependent Upon Our Ability to Successfully Market Our Existing and Future Products

We expect that our future financial performance will depend significantly on revenue from existing and future software products and the related tools that we plan to develop, which is subject to significant risks. There are significant risks inherent in a product introduction such as our existing Vignette® V6 software products. Market acceptance of these and future products will depend on continued market development for Internet products and services and the commercial adoption of standards on which the Vignette® V6 is based. We cannot be certain that either will occur. We cannot be certain that our existing or future products offering will meet customer performance needs or expectations when shipped or that it will be free of significant software defects or bugs. If our products do not meet customer needs or expectations, for whatever reason, upgrading or enhancing the product could be costly and time consuming.

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

We Face Intense Competition from Other Software Companies, Which Could Make it Difficult to Acquire and Retain Customers Now and in the Future

Our market is intensely competitive. Our customers’ requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future.

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

Potential Future Acquisitions Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

We may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Our failure to successfully manage future acquisitions could seriously harm our business. Also, our existing stockholders would experience dilution if we financed the acquisitions by issuing equity securities.

The Internet is Generating Privacy Concerns in the Public and Within Governments, Which Could Result in Legislation Materially and Adversely Affecting Our Business or Result in Reduced Sales of Our Products, or Both

Businesses use our Vignette® V6 products to develop and maintain profiles to tailor the content to be provided to Web site visitors. Typically, the software captures profile information when consumers, business customers or employees visit a Web site and volunteer information in response to survey questions. Usage data collected over time augments the profiles. However, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting certain Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. We are not aware of any such legislation or regulatory requirements currently in effect in the United States. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be materially adversely affected.

Our Vignette® V6 products use “cookies” to track demographic information and user preferences. A “cookie” is information keyed to a specific server, file pathway or directory location that is stored on a user’s hard drive, possibly without the user’s knowledge, but generally removable by the user. Countries such as Germany have imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged passage of laws limiting or abolishing the use of cookies. If more such laws are passed, our business, operating results and financial condition could be materially adversely affected.

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

Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property from Infringement or a Claim of Infringement

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation. Although we are not involved in any such litigation which we believe is material to the Company’s business, if we become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of other’s intellectual property, we may be forced to do one or more of the following:

•	Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;
•	Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; and
•	Redesign those products or services that incorporate such technology.

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

Anti-Takeover Provisions in Our Corporate Documents and Delaware Law Could Prevent or Delay a Change in Control of Our Company

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. Such provisions include:

•	Authorizing the issuance of “blank check” preferred stock;
•	Providing for a classified board of directors with staggered, three-year terms;
•	Prohibiting cumulative voting in the election of directors;
•	Requiring super-majority voting to effect certain amendments to our certificate of incorporation and bylaws;
•	Limiting the persons who may call special meetings of stockholders;
•	Prohibiting stockholder action by written consent; and
•	Establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Certain provisions of Delaware law and our stock incentive plans may also discourage, delay or prevent someone from acquiring or merging with us.

Further, in April 2002, the Company’s Board of Directors approved, adopted and entered into, a shareholder rights plan (the “Plan”). The plan is similar to plans adopted by many other companies, and was not adopted in response to any attempt to acquire the Company, nor was the Company aware of any such efforts at the time of adoption.

The Plan is designed to enable the Company’s stockholders to realize the full value of their investment by providing for fair and equal treatment of all stockholders in the event that an unsolicited attempt is made to acquire the company. Adoption of the shareholder rights plan is intended to guard shareholders against abusive and coercive takeover tactics.

Under the shareholder rights plan, stockholders of record as of the close of business on May 6, 2002 received one right to purchase a fractional share of the Company’s preferred stock. The rights will expire 10 years from the date of the adoption of the Plan, unless earlier redeemed or exchanged. The rights are not immediately exercisable; however, they will become exercisable upon the earlier to occur of (i) the close of business on the tenth day after a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of the Company’s outstanding common stock or (ii) the close of business on the tenth day (or such later date as may be determined by the Board of Directors prior to such time as any person becomes an acquiring person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in the beneficial ownership by a person or group of 15 percent or more of the Company’s outstanding common stock. If a person or group acquires 15 percent or more of the Company’s common stock, then all rights holders, except the acquirer, will be entitled to acquire the Company’s common stock at a significant discount. The Plan may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals.

Risks Related to the Software Industry

Our Business is Sensitive to the Overall Economic Environment; the Continued Slowdown in Information Technology Spending Could Harm Our Operating Results

The primary customers for our products are enterprises seeking to launch or expand e-business initiatives. The continued significant downturn in our customers’ markets and in general economic conditions that result in reduced information technology spending budgets would likely result in a decreased demand for our products and services and harm our business. Industry downturns like these have been, and may continue to be, characterized by diminished product demand, erosion of average selling prices, lower than expected revenues and difficulty making collections from existing customers.

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

Our Performance Will Depend on the New Market for E-Business Applications Software

The market for e-business applications software is new and rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products and services. Accordingly, we cannot be certain that a viable market for our products will emerge or be sustainable. Enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, individuals have established patterns of purchasing goods and services. They may be reluctant to alter those patterns. They may also resist providing the personal data necessary to support our existing and potential product uses. Any of these factors could inhibit the growth of online business generally and the market’s acceptance of our products and services in particular.

There is Substantial Risk that Future Regulations Could Be Enacted that Either Directly Restrict Our Business or Indirectly Impact Our Business by Limiting the Growth of Internet Commerce

As Internet commerce evolves, we expect that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. If enacted, such laws, rules or regulations could limit the market for our products and services, which could materially adversely affect our business, financial condition and operating results. Although many of these regulations may not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition’s scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that such legislation could expose companies involved in Internet commerce to liability, which could limit the growth of Internet commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in Web usage and decrease its acceptance as a communications and commercial medium.

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

Risks Related to the Securities Markets

Our Stock Price May Be Volatile

The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

•	Variations in quarterly operating results;
•	Changes in financial estimates by securities analysts;
•	Changes in market valuations of Internet software companies;
•	Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Loss of a major customer or failure to complete significant license transactions;
•	Additions or departures of key personnel;

•	Difficulties in collecting accounts receivable;
•	Sales of common stock in the future; and
•	Fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies.

Our Business May Be Adversely Affected by Class Action Litigation Due to Stock Price Volatility

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in Part II, Item 1 – “Legal Proceedings” of this Report. The defense of this litigation described in Part II, Item 1 may increase our expenses and divert our management’s attention and resources, and an adverse outcome could harm our business and results of operations. Additionally, we may in the future be the target of similar litigation. Future securities litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

We May Be Unable to Meet Our Future Capital Requirements

We expect the cash on hand, cash equivalents and short-term investments to meet our working capital and capital expenditure needs for at least the next 12 months. After that time, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Cash, cash equivalents and short-term investments    Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. Our investment policy requires us to invest funds in excess of current operating requirements in:

•	obligations of the U.S. government and its agencies;
•	investment grade state and local government obligations;
•	securities of U.S. corporations rated A1 or P1 by Standard & Poors or the Moody’s equivalents; and
•	money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

At June 30, 2002, our cash and cash equivalents consisted primarily of commercial paper and market auction preferreds. Our short-term investments were invested in commercial paper, corporate notes, corporate bonds and medium-term notes in large U.S. institutions and debt securities in large foreign companies. Such short-term investments will mature in less than one year from June 30, 2002.

Long-term investments    Long-term investments consist of redeemable convertible preferred stock in privately-held technology companies and common stock in publicly-held technology companies. We classify these investments as available-for-sale. These investments were established to enable us to invest in emerging technology companies strategic to our software business The Company recorded a cumulative net unrealized loss of $1.6 million and a cumulative unrealized gain of $1.4 million related to these securities at June 30, 2002 and December 31, 2001, respectively. Three of these investments held by the Company at June 30, 2002 are publicly traded. There is no established market for the remaining investments; therefore, the investments in non-public companies are valued based on the most recent round of financing involving new non-strategic investors and, where appropriate, by estimates made by management.

We periodically analyze our long-term investments for impairments that could be deemed other than temporary.

In addition to these strategic investments, we held $13.3 million and $13.7 million in certificates of deposit at June 30, 2002 and December 31, 2001, respectively. These investments are restricted and support certain leased office space security deposits. Such certificates of deposit are placed with a high credit quality financial institution. The maturity dates range from 2002 to 2010 and the stated yields of these investments vary between 1.39% and 2.03%. There are certain time restrictions placed on these instruments that we are obligated to meet in order to liquidate the principal of these investments.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company’s initial public offering of Vignette stock in February 1999 and the Company’s secondary public offering of Vignette stock in December 1999 – Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company’s initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in “tie-in arrangements” whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company’s initial public offering and the prospectus and registration statement for the Company’s secondary public offering. The Company believes that this lawsuit is without merit and intends to defend itself vigorously.

The Company is also subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 24, 2002, our board of directors approved a stockholders’ rights plan. Under the plan, each stockholder of record on May 6, 2002 received one preferred share purchase right for each share of Vignette common stock held by such stockholders. Each preferred share purchase right entitles the registered holder to purchase from Vignette one one-thousandth of a share of Series A Junior Participating Preferred Stock, par $0.01 per share, at a price of $30.00 per one one-thousandth, subject to adjustment. The description and terms of the rights are set forth in a Rights Agreement dated as of April 25, 2002, as the same may be amended from time to time, between Vignette and Mellon Investor Services LLC, as Rights Agent, filed as Exhibit 4.1 to our Registration Statement on Form 8-A filed April 30, 2002.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company’s stockholders was held on May 15, 2002. At that meeting, two proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect two Class III directors (with Gregory A. Peters and Jeffrey S. Hawn being the two nominees) to serve until the 2005 Annual Meeting of Stockholders. Proposal 2 was a proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2002.

	Number of Votes
Proposal	For	Against	Abstain/ Withhold	Broker Non-Vote
Proposal 1 – Election of directors:
Gregory A. Peters	183,373,227	—	38,028,553	—
Jeffrey S. Hawn	219,596,209	—	1,805,571	—
Proposal 2 – Ratification of Ernst & Young LLP appointment	215,834,430	5,461,409	105,941	—

Consequently, all proposals were passed by the stockholders.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

The following exhibits are filed as a part of this Report:

Exhibit Number	Description

2.1*	Agreement between Registrant and Diffusion, Inc. dated May 10, 1999.

2.2**	Agreement between Registrant and DataSage, Inc. dated January 7, 2000.

2.3****	Agreement and Plan of Merger, among Registrant, Wheels Acquisition Corp. and OnDisplay, Inc. dated May 21, 2000.

3.1†	Certificate of Incorporation of the Registrant.

3.2***	Amendment to Certificate of Incorporation of the Registrant.

3.3†	Bylaws of the Registrant.

3.4††††	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2. and 3.3

4.2†	Specimen common stock certificate.

4.3†	Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.

4.4††††	Rights Agreement dated April 25, 2002 between the Company and Mellon Investor Services, LLC.

10.1†	Form of Indemnification Agreements.

10.2†	1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.

10.3†	1999 Equity Incentive Plan.

10.4†††	Amended and Restated Employee Stock Purchase Plan.

10.5†	1999 Non-Employee Directors Option Plan.

10.11†	“Prism” Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET, Inc.

10.12†	Letter Amendment to “Prism” Development and Marketing Agreement between the Registrant and CNET, Inc. dated August 15, 1998 and attachments thereto.

10.18††	Lease Agreement dated March 3, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.19††	First Amendment to Lease Agreement dated September 1, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.20††	Sublease dated September 26, 2000 among the Registrant, Aptis, Inc. and Billing Concepts Corp.

99.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-68345).
††	Incorporated by reference to the Company’s Form 10-K/A filed on March 30, 2001 (File No. 000-25375).
†††	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002 (File No. 000-25375).
††††	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375).
*	Incorporated by reference to the Company’s Form 8-K filed on July 15, 1999 (File No. 000-25375).
**	Incorporated by reference to the Company’s Form 8-K filed on February 29, 2000 (File No. 000-25375).
***	Incorporated by reference to the Company’s definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000.
****	Incorporated by reference to the Company’s Registration Statement on Form S-4, as amended (File No. 333-38478).

(b)    Reports on Form 8-K

(i)	Report on Form 8-K filed on April 26, 2002, containing reference to the same-day press release announcing the adoption of a Shareholder Rights Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGNETTE CORPORATION

Date: August 14, 2002	By: /s/ CHARLES W. SANSBURY
Charles W. Sansbury
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)