Form 10-Q
period 2002-09-30
VIGNETTE CORP
filed 2002-11-14
CIK 1042185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25375

VIGNETTE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-2769415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(2)  Yes  ☒    No  ☐

As of October 31, 2002, there were 250,558,406 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION
FORM 10–Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
in thousands

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$225,237	$348,916
Short-term investments	109,774	42,716
Accounts receivable, net	25,635	35,477
Prepaid expenses and other current assets	5,409	4,720

Total current assets	366,055	431,829

Property and equipment, net	25,009	43,475

Investments	14,610	22,414
Goodwill, net	146,830	144,420
Other intangibles, net	802	18,791
Other assets	2,623	2,097

Total assets	$555,929	$663,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$60,898	$73,456
Deferred revenue	38,895	46,051
Current portion of capital lease obligation	326	750
Other current liabilities	5,073	5,746

Total current liabilities	105,192	126,003

Long-term liabilities, less current portion	24,785	26,722

Total liabilities	129,977	152,725

Stockholders’ equity	425,952	510,301

Total liabilities and stockholders’ equity	$555,929	$663,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Product license	$11,354	$40,276	$44,455	$132,809
Services	21,362	30,220	70,289	111,437

Total revenue	32,716	70,496	114,744	244,246

Cost of revenue:
Product license	394	1,639	1,706	4,251
Services (1)	9,701	17,021	33,728	64,476

Total cost of revenue	10,095	18,660	35,434	68,727

Gross profit	22,621	51,836	79,310	175,519

Operating expenses:
Research and development (1)	11,757	15,570	38,657	51,021
Sales and marketing (1)	16,681	44,867	64,457	147,656
General and administrative (1)	5,107	6,932	16,968	23,004
Acquisition-related and other charges	—	578	—	1,919
Business restructuring charges	18,064	—	31,872	90,658
Amortization of deferred stock compensation	137	1,731	1,210	8,533
Amortization of goodwill and other intangibles	334	125,530	15,579	376,504

Total operating expenses	52,080	195,208	168,743	699,295

Loss from operations	(29,459)	(143,372)	(89,433)	(523,776)

Other income (expense), net	(4,676)	(4,248)	(1,938)	(35,900)

Loss before provision for income taxes	(34,135)	(147,620)	(91,371)	(559,676)
Provision for income taxes	70	297	692	1,375

Net loss	$(34,205)	$(147,917)	$(92,063)	$(561,051)

Basic net loss per common share	$(0.14)	$(0.61)	$(0.37)	$(2.33)

Shares used in computing basic net loss per common share	250,112	243,930	248,741	240,895

(1)	Excludes amortization of deferred stock compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Cost of revenue—services	$18	$527	$163	$1,936
Research and development	62	496	372	2,255
Sales and marketing	40	576	390	3,127
General and administrative	17	132	285	1,215

	$137	$1,731	$1,210	$8,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
in thousands

	Nine Months Ended September 30,
	2002	2001
Operating activities:
Net loss	$(92,063)	$(561,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,660	15,936
Noncash compensation expense	1,210	8,533
Amortization of goodwill and other intangibles	15,579	377,033
Acquisition-related and other charges (noncash)	—	207
Noncash restructuring expense	7,514	24,649
Noncash investment impairments	6,496	49,063
Loss on disposal of fixed assets	777	—
Other noncash items	(156)	167
Changes in operating assets and liabilities	(14,025)	49,340

Net cash used in operating activities	(60,008)	(36,123)

Investing activities:
Purchase of property and equipment	(4,044)	(17,521)
Maturity (purchase) of short-term investments, net	(67,058)	3,740
Maturity of restricted investments	1,148	1,018
Purchase of equity securities	(1,067)	(555)
Other	(158)	(743)

Net cash used in investing activities	(71,179)	(14,061)

Financing activities:
Payments on capital lease obligations	(664)	(632)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	6,090	15,816
Proceeds from repayment of shareholder notes receivable	—	825
Payments for unvested common stock	(29)	(254)
Purchase of Company common stock	—	(5,450)

Net cash provided by financing activities	5,397	10,305

Effect of exchange rate changes on cash and cash equivalents	2,111	(2,354)

Net change in cash and cash equivalents	(123,679)	(42,233)
Cash and cash equivalents at beginning of period	348,916	435,481

Cash and cash equivalents at end of period	$225,237	$393,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

NOTE 1 — General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

NOTE 2 — Accounting Reclassification and Change in Accounting Estimate

Effective December 31, 2001, the Company reports all bad debt expense in the operating expense cost category, “Sales and marketing”. Prior to December 31, 2001, the Company reported a portion of bad debt expense in “Cost of revenue – services”. Bad debt expense reported in “Cost of revenue – services” for the prior periods presented in this Report have been reclassified to conform to the current period presentation. Such reclassification had no impact on the reported net loss, net loss per share or stockholders’ equity. Bad debt expense reclassified from “Cost of revenue – services” to “Sales and marketing” was $484,000 and $4.6 million for the three and nine months ended September 30, 2001, respectively. The effect of this reclassification for the prior three and nine month periods was to increase gross margin by approximately 1% and 2%, respectively, and to increase “Sales and marketing” as a percentage of sales by a comparable amount.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company periodically reviews the valuation and amortization of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or useful life. During the quarter ended March 31, 2002, the Company changed the estimated useful life of technologies purchased as part of the July 2000 acquisition of OnDisplay, Inc. Due to changes in product architecture and anticipated future product offerings, the estimated life of such acquired technology was reduced from four years to two years. For the three and nine months ended September 30, 2002, this change in estimated useful life resulted in a decrease in net loss of $1.3 million and an increase in net loss of $9.3 million, respectively, and a decrease in basic net loss per share of $0.01 and an increase in basic net loss per share of $0.04 per share, respectively.

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

NOTE 4 — Comprehensive Loss

The Company’s comprehensive loss is composed of net loss, foreign currency translation adjustments and unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(34,205)	$(147,917)	$(92,063)	$(561,051)
Foreign currency translation adjustments	(142)	1,719	1,609	(1,555)
Unrealized gain (loss) on investments	1,630	518	(1,261)	(12,258)

Total comprehensive loss	$(32,717)	$(145,680)	$(91,715)	$(574,864)

NOTE 5 — Long-Term Investments

At September 30, 2002, the Company’s long-term investments consisted of common stock held in publicly-traded technology companies and a limited partnership interest in a technology incubator. The Company’s investments in redeemable convertible preferred stock of privately-held technology companies were fully impaired as of September 30, 2002. The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole, or information pertaining to the specific investment’s industry or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospects of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized impairment charges in the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Long-term investment impairment	$(6,038)	$(7,666)	$(6,496)	$(49,063)

Such impairments are recorded in “Other income (expense), net” on the condensed consolidated statements of operations.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 142 requires that ratable amortization of intangible assets with indefinite lives, including goodwill, be replaced with periodic review and analysis of such intangible assets for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. On January 1, 2002, the Company adopted Statement 142. As a result, the Company no longer amortizes goodwill, acquired workforce or its acquired trademark, thereby eliminating estimated amortization of approximately $16.9 million and $53.4 million for the three and nine months ended September 30, 2002, respectively.

As required by Statement 142, prior period results are not restated. The following presents the Company’s reported net loss and loss per share, as adjusted for the exclusion of goodwill, workforce and trademark amortization (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss:
As reported	$(34,205)	$(147,917)	$(92,063)	$(561,051)
Add: amortization expense – goodwill, acquired workforce and trademark	—	123,103	—	369,231

Adjusted net loss	$(34,205)	$(24,814)	$(92,063)	$(191,820)

Basic net loss per common share:
As reported	$(0.14)	$(0.61)	$(0.37)	$(2.33)
Add: amortization expense – goodwill, acquired workforce and trademark	—	0.50	—	1.53

Adjusted net loss per share – basic	$(0.14)	$(0.11)	$(0.37)	$(0.80)

Goodwill impairment tests

Within six months of adopting Statement 142, the Company performed the required transitional impairment test and determined that it did not have a transitional impairment of goodwill as of January 1, 2002. The Company has one reporting unit for evaluation purposes.

Subsequent to the transitional impairment test, the Company must assess goodwill for impairment at least annually. The Company will assess its goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of its identified reporting unit is below its carrying value. The Company is currently completing an annual assessment of goodwill to determine the likelihood of impairment. The value determined in Step 1 of the assessment, which involves comparing the fair value to the carrying value of the reporting unit, is based on a measurement date of October 1, 2002 and indicates a goodwill impairment. The Company will measure the impairment loss by completing Step 2 during the fourth quarter of 2002. Step 2 involves determining the enterprise’s implied fair value of goodwill. If the carrying amount of the enterprise’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess of such amount. Such assessment of goodwill will result in a significant goodwill impairment charge during the fourth quarter of 2002. The Company will report the charge as “Impairment of goodwill,” a component of its operating expenses.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets with indefinite lives

The following table presents the Company’s indefinite-lived intangible assets, net of accumulated amortization and impairment charges (in thousands):

	September 30, 2002	December 31, 2001
Goodwill	$146,830	$144,420
Trademark	301	301

Total intangible assets – indefinite-lived, net	$147,131	$144,721

Workforce no longer meets the definition of a separately-identified intangible asset under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. As such, during the first quarter of 2002, the Company reclassified acquired workforce of $2.4 million, net of accumulated amortization and impairment charges, to goodwill.

Intangible assets with definite lives

Acquired technology is the Company’s only intangible asset subject to amortization under Statement 142. At September 30, 2002, acquired technology of $501,000, net of accumulated amortization and impairment charges of $35.6 million, is being amortized over its estimated useful life, ranging from two to three years. For the three and nine months ended September 30, 2002, the Company recorded $334,000 and $15.6 million, respectively, in amortization expense related to its acquired technology. Such expense is recorded in “Amortization of intangibles” on the condensed consolidated statements of operations. Estimated annual amortization expense for fiscal years 2002 and 2003 is $15.9 million and $167,000, respectively and $0, thereafter.

Effective January 1, 2002, the estimated life of technology acquired from OnDisplay, Inc. was reduced from four years to two years. Such revision resulted from changes in the Company’s product architecture and anticipated future product offerings. For the three and nine months ended September 30, 2002, this change in estimated useful life resulted in a decrease in net loss of $1.3 million and an increase in net loss of $9.3 million, respectively, and a decrease in basic net loss per share of $0.01 and an increase in basic net loss per share of $0.04 per share, respectively.

NOTE 7 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002. For the three and nine months ended September 30, 2002, the Company recorded $18.1 million and $31.9 million in restructuring charges, respectively. Components of business restructuring charges and the remaining restructuring accruals as of September 30, 2002 are as follows (in thousands):

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2001	$42,461	$—	$7,411	$49,872
Effect of expanded restructuring plan and adjustment to accrual	8,417	803	4,588	13,808
Cash activity	(3,558)	—	(2,386)	(5,944)
Non-cash activity	—	(803)	—	(803)

Balance at March 31, 2002	47,320	—	9,613	56,933

Adjustment to accrual	82	463	(545)	—
Cash activity	(3,646)	—	(3,711)	(7,357)
Non-cash activity	—	(463)	—	(463)

Balance at June 30, 2002	$43,756	$—	$5,357	$49,113

Effect of expanded restructuring plan and adjustment to accrual	6,032	6,675	5,357	18,064
Cash activity	(3,471)	—	(4,365)	(7,836)
Non-cash activity	—	(6,675)	(36)	(6,711)

Balance at September 30, 2002	$46,317	$—	$6,313	$52,630

At September 30, 2002, remaining cash expenditures resulting from the restructuring are estimated to be $52.6 million and relate primarily to facility lease commitments. Excluding facilities lease commitments, the Company estimates that these costs will be substantially incurred within one year of the restructuring. The Company has substantially implemented its restructuring efforts initiated in conjunction with the restructuring announcements made during 2001 and the nine months ended September 30, 2002; however, there can be no assurance that the estimated costs of the Company’s restructuring efforts will not change.

Consolidation of Excess Facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated or intends to vacate as a result of the restructuring plan. The Company recorded $6.0 million and $14.5 million in restructuring expense in relation to site consolidations during the three and nine months ended September 30, 2002. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. Of the $14.5 million charge recorded during the nine months ended September 30, 2002, approximately $9.0 million relates to adjustments in lease assumptions. The remaining $5.5 million relates to additional space consolidation in Austin, Texas; Reston, Virginia; San Ramon, California; Waltham, Massachusetts; Maidenhead, United Kingdom; Hamburg, Germany; Madrid, Spain; Sydney and Melbourne, Australia; Hong Kong and Singapore. Facility lease commitments recorded through December 31, 2001 relate to the Company’s departure from certain office space in Austin and Houston, Texas; Redwood City, Los Angeles and San Ramon, California; Boston, Waltham; Reading and Cambridge, Massachusetts; New York, New York; Paris, France; Hamburg, Germany; Madrid, Spain; Sydney, Australia; Bangalore and Guragon, India and Singapore. The maximum lease commitment of such vacated properties is 10 years.

Asset Impairments

Asset impairments recorded pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, relate to the impairment of certain leasehold improvements and office and computer equipment. These fixed assets were impaired as a result of the Company’s decision to vacate certain office space and align its infrastructure with current and

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projected headcount, resulting in an impairment of $6.7 million and $7.9 million during the three and nine months ended September 30, 2002, respectively.

Employee Separation and Other Costs

Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 400 terminated employees, totaled $5.4 million and $9.4 million during the three and nine months ended September 30, 2002, respectively. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

NOTE 8 — Selected Balance Sheet Detail

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
Accounts payable	$3,658	$8,967
Accrued employee liabilities	12,429	22,896
Accrued restructuring charges	27,845	23,390
Accrued other charges	16,966	18,203

	$60,898	$73,456

Long-term liabilities, less current portion consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
Accrued restructuring charges, less current portion	$24,785	$26,482
Capital lease obligation, less current portion	—	240

	$24,785	$26,722

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

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 11 — Recent Accounting Pronouncements

In November 2001, the FASB issued staff announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which was subsequently incorporated in Emerging Issues Task Force Issue No. 01-14 (“EITF Issue No. 01-14”). EITF Issue No. 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of operations. EITF Issue No. 01-14 did not have a significant effect on total services revenues or the services gross margin percentages and has no effect on net income (loss) as it increases both services revenues and cost of services. Because reimbursements received for out-of-pocket expenses were not significant for the respective three or nine months ended September 30, 2001, the condensed consolidated statement of operations for such periods have not been restated.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue No. 94-3”). Statement 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under EITF Issue 94-3, a liability for an exit cost is recognized when a Company commits to an exit plan. Statement 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, Statement 146 may affect the timing and amount of recognizing restructuring costs. The Company will adopt the provisions of Statement 146 for any restructuring activities initiated after December 31, 2002.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — Subsequent Events

On October 14, 2002, the Company received a notice from the Nasdaq Qualifications Department. Such notice indicated that the Company’s common stock had closed for 30 consecutive trading days below the applicable minimum bid price of $1.00. In this instance, the Nasdaq affords a company 90 calendar days in which to demonstrate compliance with National Market Marketplace Rules; specifically, a company’s common stock must close at or above a bid price of $1.00 per share for a minimum of ten consecutive trading. On November 13, 2002, the Company’s stock closed at or above a bid price of $1.00 per share for the tenth consecutive trading day, demonstrating compliance with the National Market Marketplace Rules. To ensure continued listing on the Nasdaq National Market, the Company must maintain compliance with the minimum bid price requirements and other requirements.

On October 15, 2002, the Company terminated the majority of a significant office lease commitment. Such lease space was vacated as a result of the Company’s restructuring activities that the Company initiated in 2001 and subsequently expanded during 2002. The termination resulted in a $7.2 million cash payment that will reduce the restructuring accrual during the fourth quarter of 2002.

On October 29, 2002, the Company entered into a definitive agreement with Athens Acquisition Corp., a wholly-owned subsidiary of Vignette Corporation, Epicentric, Inc. (“Epicentric”), U.S. Bank, N.A., as Escrow Agent and Carl Nichols, as Shareholders’ Representative. Pursuant to the terms of the definitive agreement, the Company expects to pay $26.0 million in cash for all of the issued and outstanding shares of Epicentric. In addition, the Company expects to pay up to $6.0 million, in cash and restricted stock, in acquisition-related retention payments over the next two years. The Company expects the business combination will be completed in December 2002.

On November 11, 2002, the Board of Directors approved a stock repurchase program whereby the Company could repurchase up to $20.0 million of its common stock, effective immediately. Any share repurchases under the program may be made over a period of up to six months and may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or from time-to-time without prior notice.

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

Overview

Vignette Corporation is a leading provider of content management solutions used by organizations to create and maintain effective online relationships with their customers, employees, business partners and suppliers. Vignette enables organizations to achieve real-time advantage by rapidly building, deploying and optimizing Web-based applications. By putting the right information in front of the right person at the right time, we help Web visitors make informed decisions, and help organizations successfully manage those relationships.

Vignette’s technology platform for the Real-Time Enterprise can be broadly described in four categories of application services: integration, information, interaction and management:

•	Integration capabilities connect to and discover informational assets, regardless of where that information resides—inside or outside the firewall.

•	Information management fosters full understanding of information assets, and assigns meaning and value to content to provide context.

•	Interaction management allows the enterprise to filter information and personalize the experience for every user or its Web sites and portals.

•	Management capabilities provide a single, roles-based console for consistently managing all enterprise Web applications and services delivered over the Web.

Our products are supported by our services organization, which offers a broad range of services, including strategic planning, project management, account management, general implementation services, technical support and an extensive array of training offerings, including Vignette ® Velocity Services, a new set of packaged consulting and education services that enable customers to successfully reduce implementation and mitigate client implementation risks.

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

We are headquartered in Austin, Texas, and operate satellite offices in other U.S. cities. In addition, we are located throughout the Americas, Europe, Asia and Australia. We had 827 full-time employees at September 30, 2002. Due in large part to the restructuring plan we implemented in 2001 and subsequently expanded during 2002, headcount decreased 50% from 1,640 at September 30, 2001.

Since our inception in December 1995, we have incurred substantial costs to develop our technology and products, market, sell and service these products, recruit and train personnel and build a corporate infrastructure. As a result, we have incurred significant losses since our inception and, as of September 30, 2002, we had an accumulated deficit of approximately $2.2 billion. We believe our success depends on the continued development and acceptance of our products and services, the growth of our customer base as well as the overall growth in the content management applications market. Accordingly, we intend to invest in research and development, sales, marketing, professional services and to a lesser extent our operational and financial systems, as necessary. Furthermore, we expect to continue to incur operating losses in the near future, and we will require increases in revenues before we achieve and sustain profitability; however, we cannot assure that such increases in revenue will result in profitability.

Recent Events

Industry Recognition    During the third quarter of 2002, we were selected as a top vendor in the content management industry in Forbes’ Best of the Web. Selection criteria included company strategy, execution and product offering. Also during the third quarter, we announced that we have retained our leadership position in Gartner’s Web Content Management Magic Quadrant for 2002.

Web Services Interoperability Organization    In July 2002, we joined the Web Services Interoperability Organization (“WS-I”), a cross-industry community, including software vendors, enterprise customers and technology developers. WS-I’s mission is to promote interoperability of Web services across platforms, applications and programming languages. Priorities of WS-I include providing Web services usage scenarios and testing tools to accelerate deployments; grouping key Web services standards into profiles to simplify implementation and promote interoperability; and creating a road map for the long-term evolution of Web services to guide WS-I and standards organizations in achieving Web services interoperability.

Appointment of Board Members    In September 2002, Michael D. Lambert joined our Board of Directors. Mr. Lambert has served in senior executive roles at Dell Computer Corp., Compaq Computer Corp. and NCR Corp. In October 2002, Jan H. Lindelow joined our Board of Directors. Mr. Lindelow has served in leadership roles at Tivoli Software, IBM Corp., Asea Brown Boveri Ltd. and Unisys/Sperry Computer Systems. The Board’s committees are composed of the following directors: audit committee - Messrs. Davoli, Hawn and Papermaster; compensation committee - Messrs. Davoli, Lambert and Papermaster; nominating committee - Messrs. Davoli, Lambert and Papermaster; and stock option committee - Mr. Hogan.

Announcement of Vignette ® V7    In October 2002, we announced the new family of Vignette V7 content management applications and the Vignette V7 Enterprise Services Foundation, which includes an application architecture and a comprehensive set of application services that enable the rapid deployment of enterprise Web applications. The Vignette V7 content management applications offer a mix of out-of-the-box and configurable capabilities that are designed to reduce the time and effort required to build and maintain Web sites and portals. The new content management applications are packaged to provide customers a range of options to meet departmental through enterprise requirements and will be available by the end of 2002.

Acquisition of Epicentric, Inc.    On October 29, 2002, we entered into a definitive agreement with Athens Acquisition Corp., a wholly-owned subsidiary of Vignette Corporation, Epicentric, Inc. (“Epicentric”), U.S. Bank, N.A., as Escrow Agent and Carl Nichols, as Shareholders’ Representative. Pursuant to the terms of the definitive agreement, we expect to pay $26.0 million in cash for all of the issued and outstanding shares of Epicentric. In addition, we expect to pay up to $6.0 million, in cash and restricted stock, in acquisition-related retention payments over the next two years. We expect the business combination will be completed in December 2002.

Stock Repurchase Program    On November 11, 2002, the Board of Directors approved a stock repurchase program whereby we could repurchase up to $20.0 million of our common stock, effective immediately. Any share repurchases under the program may be made over a period of up to six months and may be made in the open market, through block trades or otherwise. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or from time-to-time without prior notice.

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

Investments    We periodically analyze our long-term investments for impairments considered other than temporary. In performing this analysis, we evaluate whether general market conditions which reflect prospects for the economy as a whole, or information pertaining to the specific investment’s industry or that individual company, indicates that a decline in value that is other than temporary has occurred. If so, we consider specific factors, including the financial condition and near-term prospects of each investment, any specific events that may affect the investee company, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We record an investment impairment charge in the line item “Other income (expense), net” when we believe an investment has experienced a decline in value that is other than temporary.

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

We performed the required transitional impairment test of goodwill during the first quarter of 2002 and determined that we did not have a transitional impairment of goodwill. Subsequent to the transitional impairment test, we must assess goodwill for impairment at least annually. We assess our goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. Such periodic assessments of goodwill could result in a significant goodwill impairment charge during the period of review.

Accounting Reclassification and Change in Accounting Estimate

Effective December 31, 2001, we report all bad debt expense in the operating expense cost category, “Sales and marketing”. Prior to December 31, 2001, we reported a portion of bad debt expense in “Cost of revenue – services”. Bad debt expense reported in “Cost of revenue – services” for the prior periods presented in this Report have been reclassified to conform to the current period presentation. Such reclassification had no impact on the reported net loss, net loss per share or stockholders’ equity. Bad debt expense reclassified from “Cost of revenue – services” to “Sales and marketing” was $484,000 and $4.6 million for the three and nine months ended September 30, 2001, respectively. The effect of this reclassification for the prior three and nine month periods was to increase gross margin by approximately 1% and 2%, respectively, and to increase “Sales and marketing” as a percentage of sales by a comparable amount.

We periodically review the valuation and amortization of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or useful life. During the quarter ended March 31, 2002, we changed the estimated useful life of technologies purchased as part of the July 2000 acquisition of OnDisplay, Inc. Due to changes in product architecture and anticipated future product offerings, the estimated life of such acquired technology was reduced from four years to two years. For the three and nine months ended September 30, 2002, this change in estimated useful life resulted in a decrease in net loss of $1.3 million and an increase in net loss of $9.3 million, respectively, and a decrease in basic net loss per share of $0.01 and an increase in basic net loss per share of $0.04 per share, respectively.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Product license	35%	57%	39%	54%
Services	65	43	61	46

Total revenue	100	100	100	100

Cost of revenue:
Product license	1	2	2	2
Services	30	24	29	26

Total cost of revenue	31	26	31	28

Gross profit	69	74	69	72
Operating expenses:
Research and development	36	22	34	21
Sales and marketing	51	64	56	61
General and administrative	16	10	15	9
Acquisition-related and other charges	—	1	—	1
Business restructuring charges	54	—	27	37
Amortization of deferred stock compensation	1	2	1	3
Amortization of intangibles	1	178	14	154

Total operating expenses	159	277	147	286

Loss from operations	(90)	(203)	(78)	(214)

Other income (expense), net	(14)	(6)	(2)	(15)

Loss before provision for income taxes	(104)	(209)	(80)	(229)

Provision for income taxes	1	1	1	1

Net loss	(105)%	(210)%	(81)%	(230)%

Revenue

Total revenue decreased 54% to $32.7 million in the three months ended September 30, 2002 from $70.5 million in the three months ended September 30, 2001. Total revenue decreased 53% to $114.7 million in the nine months ended September 30, 2002 from $244.2 million in the nine months ended September 30, 2001. The decrease is attributable primarily to the global economic slowdown that has resulted in a substantial reduction in information technology spending. As a result, we have experienced a longer sales cycle as well as a decrease in both customer orders and average sales price.

Product License.    Product license revenue decreased 72% to $11.4 million in the three months ended September 30, 2002 from $40.3 million in the three months ended September 30, 2001, representing 35% and 57% of total revenue, respectively. Product license revenue decreased 67% to $44.5 million in the nine months ended September 30, 2002 from $132.8 million in the nine months ended September 30, 2001, representing 39% and 54% of total revenue, respectively. The decrease is attributable to a slowdown in information technology spending experienced in fiscal year 2001 and continuing through 2002.

Services.    Services revenue decreased 29% to $21.4 million in the three months ended September 30, 2002 from $30.2 million in the three months ended September 30, 2001, representing 65% and 43% of total revenue, respectively. Services revenue from professional services fees represented 25% of total revenues in the three months ended September 30, 2002, as compared to 22% in the three months ended September 30, 2001. Services revenue decreased 37% to $70.3 million in the nine months ended September 30, 2002 from $111.4 million in the nine months ended September 30, 2001, representing 61% and 46% of total revenue, respectively. Services revenue from professional services fees represented 27% of total revenues in the nine months ended September 30, 2002, as compared to 28% in the nine months ended September 30, 2001. The overall decrease in services revenue resulted primarily from a decrease in professional services revenue, which decreased 48% to $8.2 million from $15.7 million for the comparative quarters and decreased 55% to $30.9 million from $68.9 million for the comparative nine-month periods. The decrease in professional services revenue resulted primarily from a decrease in new product engagements combined with lower billing rates, as well as a transition of consulting and implementation engagements to our partners and other third parties.

Cost of Revenue

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, and personnel and other expenses related to providing maintenance and professional services.

Product License.    Product license costs decreased 76% to $394,000 in the three months ended September 30, 2002 from $1.6 million in the three months ended September 30, 2001, representing 3% and 4% of product license revenue, respectively. Product license costs decreased 60% to $1.7 million in the nine months ended September 30, 2002 from $4.3 million in the nine months ended September 30, 2001, representing 4% and 3% of product license revenue, respectively. The decrease in absolute dollars is due to the decline in product license revenue.

Services.    Services costs include salaries, third-party contractor expenses and other related costs for professional service, maintenance and customer support staffs. Services costs decreased 43% to $9.7 million in the three months ended September 30, 2002 from $17.0 million in the three months ended September 30, 2001, representing 45% and 56% of services revenue, respectively. Services costs decreased 48% to $33.7 million in the nine months ended September 30, 2002 from $64.5 million in the nine months ended September 30, 2001, representing 48% and 58% of services revenue, respectively. The decrease in absolute dollars for the comparative three and nine-month periods relates primarily to restructuring efforts and other cost-savings measures.

Professional services-related costs decreased 47% to $8.0 million in the three months ended September 30, 2002 from $15.1 million in the three months ended September 30, 2001, representing 98% and 96% of professional services revenue, respectively. Professional services-related costs decreased 52% to $28.7 million in the nine months ended September 30, 2002 from $59.6 million in the nine months ended September 30, 2001, representing 93% and 86% of professional services revenue, respectively. Maintenance and support-related costs decreased 13% to $1.7 million in the three months ended September 30, 2002 from $2.0 million in the three months ended September 30, 2001, representing 13% and 14% of maintenance and support-related revenue, respectively. Maintenance and support-related costs increased 3% to $5.1 million in the nine months ended September 30, 2002 from $4.9 million in the nine months ended September 30, 2001, representing 13% and 12% of maintenance and support-related revenue, respectively.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 24% to $11.8 million in the three months ended September 30, 2002 from $15.6 million in the three months ended September 30, 2001, representing 36% and 22% of total revenue, respectively. Research and development expenses decreased 24% to $38.7 million in the nine months ended September 30, 2002 from $51.0 million in the nine months ended September 30, 2001, representing 34% and 21% of total revenue, respectively. The decrease in absolute dollars relates primarily to a reduction in engineering headcount as well as other cost-saving measures resulting from our restructuring plan. The increase as a percentage of total revenue resulted from a decrease in total revenue between the comparative three and nine-month periods.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or

Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses decreased 63% to $16.7 million in the three months ended September 30, 2002 from $44.9 million in the three months ended September 30, 2001, representing 51% and 64% of total revenue, respectively. Sales and marketing expenses decreased 56% to $64.5 million in the nine months ended September 30, 2002 from $147.7 million in the nine months ended September 30, 2001, representing 56% and 61% of total revenue, respectively. The decrease in absolute dollars and as a percentage of total revenues relates primarily to a reduction in sales and marketing headcount, cost-saving measures resulting from our restructuring plan and decreased commissions earned on lower product sales. Also during the first quarter of 2001, we recorded $8.2 million in bad debt charges that were related to the unfavorable financial impacts the economic downturn had on many of our early-stage customers.

General and Administrative.    General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses decreased 26% to $5.1 million in the three months ended September 30, 2002 from $6.9 million in the three months ended September 30, 2001, representing 16% and 10% of total revenue, respectively. General and administrative expenses decreased 26% to $17.0 million in the nine months ended September 30, 2002 from $23.0 million in the nine months ended September 30, 2001, representing 15% and 9% of total revenue, respectively. The decrease in absolute dollars relates primarily to a reduction in general and administrative headcount as well as other cost-saving measures resulting from our restructuring plan. The increase as a percentage of total revenue resulted from a decrease in total revenue between the comparative periods.

Acquisition-Related and Other Charges.    These charges, which relate primarily to our business combinations, decreased 100% to $0 in the three and nine months ended September 30, 2002, respectively, from $578,000 and $1.9 million in the three and nine months ended September 30, 2001, respectively. For both comparative periods, these charges represented 0% and 1% of total revenue during 2002 and 2001, respectively. The acquisition-related charges recorded during the three and nine months ended September 30, 2001 related to contingent consideration paid to certain Engine 5, Ltd. legacy individuals who successfully completed pre-defined future employment requirements. We acquired Engine 5, Ltd. in January 2000 for their Java-server technology.

Business Restructuring Charges.    During fiscal year 2001, we approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. We expanded the restructuring plan during 2002. For the three and nine months ended September 30, 2002, we recorded $18.1 million and $31.9 million in restructuring charges, respectively. Components of business restructuring charges and the remaining restructuring accruals as of September 30, 2002 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2001	$42,461	$—	$7,411	$49,872
Effect of expanded restructuring plan and adjustment to accrual	8,417	803	4,588	13,808
Cash activity	(3,558)	—	(2,386)	(5,944)
Non-cash activity	—	(803)	—	(803)

Balance at March 31, 2002	47,320	—	9,613	56,933

Adjustment to accrual	82	463	(545)	—
Cash activity	(3,646)	—	(3,711)	(7,357)
Non-cash activity	—	(463)	—	(463)

Balance at June 30, 2002	$43,756	$—	$5,357	$49,113

Effect of expanded restructuring plan and adjustment to accrual	6,032	6,675	5,357	18,064
Cash activity	(3,471)	—	(4,365)	(7,836)
Non-cash activity	—	(6,675)	(36)	(6,711)

Balance at September 30, 2002	$46,317	$—	$6,313	$52,630

At September 30, 2002, remaining cash expenditures resulting from the restructuring are estimated to be $52.6 million and relate primarily to facility lease commitments. Excluding facilities lease commitments, we estimate that these costs will be substantially incurred within one year of the restructuring. We have substantially implemented our restructuring efforts initiated in conjunction with the restructuring announcements made during 2001 and the nine months ended September 30, 2002; however, there can be no assurance that the estimated costs of our restructuring efforts will not change.

Consolidation of Excess Facilities

Facility lease commitments relate to lease obligations for excess office space that we have vacated or intend to vacate as a result of the restructuring plan. We recorded $6.0 million and $14.5 million in restructuring expense in relation to site consolidations during the three and nine months ended September 30, 2002. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by us. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the accrual for facility lease commitments. Of the $14.5 million charge recorded during the nine months ended September 30, 2002, approximately $9.0 million relates to adjustments in lease assumptions. The remaining $5.5 million relates to additional space consolidation in Austin, Texas; Reston, Virginia; San Ramon, California; Waltham, Massachusetts; Maidenhead, United Kingdom; Hamburg, Germany; Madrid, Spain; Sydney and Melbourne, Australia; Hong Kong and Singapore. Facility lease commitments recorded through December 31, 2001 relate to our departure from certain office space in Austin and Houston, Texas; Redwood City, Los Angeles and San Ramon, California; Boston, Waltham, Reading and Cambridge, Massachusetts; New York, New York; Paris, France; Hamburg, Germany; Madrid, Spain; Sydney, Australia; Bangalore and Guragon, India and Singapore. The maximum lease commitment of such vacated properties is 10 years.

Asset Impairments

Asset impairments recorded pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, relate to the impairment of certain leasehold improvements and office and computer equipment. These fixed assets were impaired as a result of our decision to vacate certain office space and align our infrastructure with current and projected headcount, resulting in an impairment of $6.7 million and $7.9 million during the three and nine months ended September 30, 2002, respectively.

Employee Separation and Other Costs

Employee separation and other costs, which include severance, related taxes, outplacement and other benefits, payable to approximately 400 terminated employees, totaled $5.4 million and $9.4 million during the three and nine months ended September 30, 2002, respectively. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

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

We have amortized the deferred compensation amount over the vesting periods of the applicable options and restricted share grants, resulting in amortization expense of $137,000 and $1.7 million for the three months ended September 30, 2002 and 2001, respectively, and $1.2 million and $8.5 million for the nine months ended September 30, 2002 and 2001, respectively. Amortization of deferred stock compensation is attributable to the following cost categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Cost of revenue—services	$18	$527	$163	$1,936
Research and development	62	496	372	2,255
Sales and marketing	40	576	390	3,127
General and administrative	17	132	285	1,215

	$137	$1,731	$1,210	$8,533

Amortization of Intangibles.    Intangible amortization expense was $334,000 and $125.5 million for the three months ended September 30, 2002 and 2001, respectively, and $15.6 million and $376.5 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in amortization expense for the comparative periods relates to the Company’s adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002. Statement 142 requires that ratable amortization of goodwill be replaced with periodic review and analysis of goodwill and other indefinite-lived intangible assets for possible impairment. Intangible assets with a definite life must be amortized over their estimated useful lives. Excluding goodwill, acquired workforce and trademark amortization expense of $123.1 million, adjusted amortization expense was $2.4 million for the quarter ended September 30, 2001. Excluding goodwill, acquired workforce and trademark amortization expense of $369.2 million, adjusted amortization expense was $7.3 million for the nine months ended September 30, 2001. As adjusted, both the decrease between the comparative quarters, as well as the increase in the comparative year-to-date expenses, relates to a change in the estimated useful life of technologies purchased as part of the July 2000 OnDisplay, Inc. acquisition. Due to changes in our product architecture and anticipated future product offerings, the estimated life of such acquired technology was reduced from four years to two years. Such technology was fully amortized at June 30, 2002.

As required by Statement 142, we are currently completing an annual assessment of goodwill to determine the likelihood of impairment. The value determined in Step 1 of the assessment, which involves comparing the fair value to the carrying value of the reporting unit, is based on a measurement date of October 1, 2002, and indicates a goodwill impairment at the enterprise level. We will measure the impairment loss, by completing Step 2, during the fourth quarter of 2002. Step 2 involves determining the implied fair value of goodwill at the enterprise level. If the carrying amount of goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess of such amount. Such assessment of goodwill will result in a significant goodwill impairment charge during the fourth quarter of 2002. The Company will report the charge as “Impairment of goodwill,” a component of its operating expenses.

Other Income and Expense, Net

Other income and expense, net consists primarily of interest income and expense, as well as recognized investment gains and losses. Other expense, net was $4.7 million in the three months ended September 30, 2002, as compared to other expense, net of $4.2 million in the three months ended September 30, 2001. Other expense, net was $1.9 million in the nine months ended September 30, 2002, as compared to other expense, net of $35.9 million in the nine months ended September 30, 2001.

Included in other income and expense, net, are impairment charges of certain long-term investments. The impaired long-term investments generally consist of redeemable convertible preferred stock in privately-held technology companies as well as common stock in publicly-held technology companies. We periodically analyze our long-term investments for impairments considered other than temporary. As a result of such review, we recognized impairment charges in the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Long-term investment impairment	$(6,038)	$(7,666)	$(6,496)	$(49,063)

Excluding such investment impairment charge, other income and expense, net was $1.3 million income and $3.5 million income for the quarter ended September 30, 2002 and 2001, respectively, and $4.6 million income and $13.2 million income for the nine months ended September 30, 2002 and 2001, respectively. Excluding such investment impairment charges, the net decrease in other income relates primarily to the general decline in investment yields on our lower cash, cash equivalents and short-term investment balances as well as a fixed asset impairment of approximately $750,000 during the third quarter 2002, not related to our restructuring activities.

At September 30, 2002, our unrestricted, long-term investments totaled $1.9 million, including an unrealized gain of $26,000. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for Income Taxes

We have incurred income tax expense of approximately $70,000 and $297,000 during the three months ended September 30, 2002 and 2001, respectively, and $692,000 and $1.4 million during the nine months ended September 30, 2002 and 2001, respectively. The income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions. The decrease in the provision for income taxes relates primarily to an overall decline in revenues, including non-US regions, between the comparative periods.

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

Forward-looking Information

The following forward-looking information is current as of October 16, 2002 and relates to the sequential quarter ended December 31, 2002, as compared to the quarter ended September 30, 2002, unless otherwise stated.

We expect total revenue will decline slightly. Components of total revenue are license revenue, which we expect will remain constant or increase, and services revenue, which we expect to decline approximately 10%. The decline in services revenue is attributable to lower forecasted utilization due to holiday seasonality and required training of our services employees as it relates to our recently announced V7 product suite.

We expect our cost of revenue will remain relatively constant in the upcoming quarter. As a percentage of total revenue, gross margins will range between 66% and 69%.

To maintain a competitive advantage, we will continue to invest in research and development activities, and therefore expect our research and development costs will be between 37% and 39% of total revenue. We expect our sales and marketing costs will be between 51% and 55% of total revenue and our general and administrative costs will be between 13% and 14% of total revenue. We expect both amortization of intangible assets and deferred stock compensation will be 1%, respectively. Additionally, as a result of our annual impairment test of goodwill which will be completed during the fourth quarter of 2002, we may record an impairment charge that could be material to our financial statements.

We expect other income will be 5% of total revenue and the provision for income taxes will be 1% of total revenue. Excluding a goodwill impairment charge, we expect a net loss of $0.04 per share, assuming 251.0 million shares outstanding.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	September 30, 2002	December 31, 2001
Cash and cash equivalents	$225,237	$348,916
Short-term investments	$109,774	$42,716
Working capital	$260,863	$305,826
Current ratio	3.5:1	3.4:1
Days of sales outstanding—for the quarter ended	71	61

At September 30, 2002, we had $335.0 million in cash, cash equivalents and short-term investments and no debt. We have invested cash in excess of operating requirements in short-term, investment-grade securities that are classified as available for sale.

Net cash used in operating activities was $60.0 million for the nine months ended September 30, 2002, as compared to net cash used in operating activities of $36.1 million for the nine months ended September 30, 2001. The increase in operating cash outflows was due primarily to an increase in our net losses, excluding non-cash and restructuring charges. We anticipate using net cash to fund operating activities in future periods as well as to fulfill our restructuring commitments.

Net cash used in investing activities was $71.2 million for the nine months ended September 30, 2002, as compared to net cash used in investing activities of $14.1 million for the nine months ended September 30, 2001. The increase in investing cash outflows was due primarily to our increased investment in short-term marketable securities. This increase was offset in part by decreased capital expenditures. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in short-term securities to maximize investment yields while preserving cash flow for operational purposes and acquisition of intellectual property or complementary businesses to expand our market.

Net cash provided by financing activities was $5.4 million for the nine months ended September 30, 2002, a decrease of $4.9 million from net cash provided by financing activities for the comparative nine-month period ended September 30, 2001. Our financing activities during both periods consisted primarily of proceeds received from the exercise of employee stock options and the purchase of employee stock purchase plan shares. Also included in our financing activities during the nine months ended September 30, 2001 was the repurchase of 1.4 million shares of our common stock for an aggregate cost of $5.5 million. We have not repurchased any of our common stock during the 2002.

As of September 30, 2002, our long-term investments consist of common stock in publicly-held technology companies, limited partnership interests in a technology incubator, and collateral pledged for certain lease obligations. At September 30, 2002 and December 31, 2001, long-term investments totaled $14.6 million and $22.4 million, respectively. We classify these investments as available-for-sale and have recorded a cumulative net unrealized gain of $26,000 and $1.4 million at September 30, 2002 and December 31, 2001, respectively.

We determined that certain of our long-term investments had experienced a decline in value that was other than temporary, resulting in a recognized investment loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Long-term investment impairment	$(6,038)	$(7,666)	$(6,496)	$(49,063)

We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At September 30, 2002 and December 31, 2001, we had pledged $12.7 million and $13.7 million, respectively, as collateral for certain of our lease obligations. There are certain time restrictions placed on these instruments that we are obligated to meet in order to liquidate the principal of these investments.

We expect our existing cash, cash equivalents and short-term investment balances will decline in future periods. On October 15, 2002, we terminated the majority a significant office lease commitment. Such lease space was vacated as a result of the Company’s restructuring activities that we initiated in 2001 and subsequently expanded during 2002. The termination resulted in a $7.2 million cash payment. Also during the quarter ended December 31, 2002, we expect to pay approximately $26 million in cash for the acquisition of all of the issued and outstanding shares of Epicentric, Inc. We also expect to incur certain cash payments in connection with the integration of Epicentric, Inc. We believe that our existing balances will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months. We may require additional funds for other purposes and may seek to raise such additional funds through public and private equity financings from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

Recent Accounting Pronouncements

In November 2001, the FASB issued staff announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred”, which was subsequently incorporated in Emerging Issues Task Force Issue No. 01-14 (“EITF Issue No. 01-14”). EITF Issue No. 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of operations. EITF Issue No. 01-14 did not have a significant effect on total services revenues or the services gross margin percentages and has no effect on net income (loss) as it increases both services revenues and cost of services. Because reimbursements received for out-of-pocket expenses were not significant for the respective three or nine months ended September 30, 2001, the condensed consolidated statement of operations for such periods have not been restated.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue No. 94-3”). Statement 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under EITF Issue No. 94-3, a liability for an exit cost is recognized when a Company commits to an exit plan. Statement 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, Statement 146 may affect the timing and amount of recognizing restructuring costs. We will adopt the provisions of Statement 146 for any restructuring activities initiated after December 31, 2002.

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

Our Stock May Not Meet Market Listing Requirements

On October 14, 2002, we received a notice from the Nasdaq Qualifications Department. Such notice indicated that our common stock had closed for 30 consecutive trading days below the applicable minimum bid price of $1.00. The Nasdaq affords a Company 90 calendar days in which to demonstrate compliance with National Market Marketplace Rules; specifically, a company’s common stock must close at or above a bid price of $1.00 per share for a minimum of ten consecutive trading days. On November 13, 2002, our stock closed at or above a bid price of $1.00 per share for the tenth consecutive trading day, demonstrating compliance with the National Market Marketplace Rules.

There can be no assurance that we will maintain compliance with the minimum bid price trading requirements, or other requirements, for continued listing on the Nasdaq National Market. Noncompliance with Nasdaq’s Marketplace Rules may materially impair the ability of stockholders to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, and could significantly impair our ability to raise capital in the public markets should we desire to do so in the future.

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

Potential Future Acquisitions, Including Our Anticipated Acquisition of Epicentric, Inc., Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

We expect to complete our acquisition of Epicentric in December 2002. Our failure to successfully address the risks associated with this acquisition could harm our ability to integrate and market products based on the acquired technology. We may discover liabilities and risks associated with this acquisition which were not discovered in our due diligence prior to signing the definitive merger agreement. Although we will escrow a portion of the purchase price to cover such liabilities, it is possible that the actual amounts required to cover such liabilities will exceed the escrow amount. Additionally, we may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Our failure to successfully manage the anticipated Epicentric acquisition as well as future acquisitions could seriously harm our business. Also, our existing stockholders would experience dilution if we financed the acquisitions by issuing equity securities.

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

We Expect Our Quarterly Revenues and Operating Results to Fluctuate

Our revenues and operating results have varied significantly from quarter to quarter in the past and we expect that our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

•	Demand for our products and services;
•	The timing of sales of our products and services;
•	The timing of customer orders and product implementations;
•	Seasonal fluctuations in information technology purchasing;
•	Unexpected delays in introducing new products and services;
•	Increased expenses, whether related to sales and marketing, product development or administration;
•	Changes in the rapidly evolving market for Web-based applications;
•	The mix of product license and services revenue, as well as the mix of products licensed;
•	The mix of services provided and whether services are provided by our own staff or third-party contractors;

•	The mix of domestic and international sales;
•	Difficulties in collecting accounts receivable;
•	Costs related to possible acquisitions of technology or businesses; and
•	The general economic climate.

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

Failure to Maintain the Support of Third-Party Systems Integrators May Limit Our Ability to Penetrate Our Markets

A significant portion of our sales are influenced by the recommendations of our products made by systems integrators, consulting firms and other third parties that help develop and deploy Web-based applications for our customers. Losing the support of these third parties may limit our ability to penetrate our markets. These third parties are under no obligation to recommend or support our products. These companies could recommend or give higher priority to the products of other companies or to their own products. A significant shift by these companies toward favoring competing products could negatively affect our license and services revenue.

Our Lengthy Sales Cycle and Product Implementation Makes It Difficult to Predict Our Quarterly Results

We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of Web-based applications. Our long sales cycle makes it difficult to predict the quarter in which sales may fall. In addition, since we recognize a portion of our revenue from product sales upon implementation of our product, the timing of product implementation could cause significant variability in our license revenues and operating results for any particular period. The implementation of our products requires a significant commitment of resources by our customers, third-party professional services organizations or our professional services organization, which makes it difficult to predict the quarter when implementation will be completed.

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

We recorded 30% of our total revenue for the quarter ended September 30, 2002 through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

To date, a majority of our international revenues and costs have been denominated in foreign currencies. We believe that portion of our international revenues and costs will be denominated in foreign currencies in the future. To date, we have not engaged in any foreign exchange hedging transactions and we are therefore subject to foreign currency risk.

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

We Have Relied and Expect to Continue to Rely on Sales of Our Vignette® V/Series Product Line for Our Revenue

We currently derive substantially all of our revenues from the license and related upgrades, professional services and support of our Vignette® V/Series software products. We expect that we will continue to depend on revenue related to our Vignette® V6 product line for at least the next several quarters. We cannot be certain that we will successfully develop and market our new Vignette ® V7 offerings, announced in October 2002. If we do not continue to increase revenue related to our existing products or generate revenue from new products and services, our business, operating results and financial condition would be materially adversely affected.

Our Future Revenue is Dependent Upon Our Ability to Successfully Market Our Existing and Future Products

We expect that our future financial performance will depend significantly on revenue from existing and future software products and the related tools that we plan to develop, which is subject to significant risks. There are significant risks inherent in a product introduction such as our recently announce Vignette® V7 software products. Market acceptance of these and future products will depend on continued market development for Internet products and services and the commercial adoption of Vignette® V7. We cannot be certain that either will occur. We cannot be certain that our existing or future products offering will meet customer performance needs or expectations when shipped or that it will be free of significant software defects or bugs. If our products do not meet customer needs or expectations, for whatever reason, upgrading or enhancing the product could be costly and time consuming.

If We are Unable to Meet the Rapid Changes in Software Technology, Our Existing Products Could Become Obsolete

The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands, changes in packaging and combination of existing products and evolving industry standards. We cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. New products based on new technologies, new industry standards or new combinations of existing products as bundled products can render existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our customers. Internet commerce technology, particularly Web-based applications technology, is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could have a material adverse effect on our business, operating results and financial condition.

We Face Intense Competition from Other Software Companies, Which Could Make it Difficult to Acquire and Retain Customers Now and in the Future

Our market is intensely competitive. Our customers’ requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future.

Our principal competitors include: in-house development efforts by potential customers or partners; other vendors of software that directly address elements of Web-based applications; and developers of software that address only certain technology components of Web-based applications (e.g., content management).

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

Risks Related to the Software Industry

Our Business is Sensitive to the Overall Economic Environment; the Continued Slowdown in Information Technology Spending Could Harm Our Operating Results

The primary customers for our products are enterprises seeking to launch or expand Web-based initiatives. The continued significant downturn in our customers’ markets and in general economic conditions that result in reduced information technology spending budgets would likely result in a decreased demand for our products and services and harm our business. Industry downturns like these have been, and may continue to be, characterized by diminished product demand, erosion of average selling prices, lower than expected revenues and difficulty making collections from existing customers.

Our Performance Will Depend on the Market for Web-Based Applications Software

The market for Web-based applications software is rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products and services. Accordingly, we cannot be certain that a viable market for our products will emerge or be sustainable. Enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, individuals have established patterns of purchasing goods and services. They may be reluctant to alter those patterns. They may also resist providing the personal data necessary to support our existing and potential product uses. Any of these factors could inhibit the growth of online business generally and the market’s acceptance of our products and services in particular.

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

Risks Related to the Securities Markets

Our Stock Price May Be Volatile

The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

•	Variations in quarterly operating results;
•	Changes in financial estimates by securities analysts;
•	Changes in market valuations of Internet software companies;
•	Announcements by us of significant contracts, acquisitions, restructurings, strategic partnerships, joint ventures or capital commitments;
•	Loss of a major customer or failure to complete significant license transactions;
•	Additions or departures of key personnel;
•	Difficulties in collecting accounts receivable;
•	Sales of common stock in the future; and
•	Fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies.

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

We May Be Unable to Meet Our Future Capital Requirements

Although we expect our cash balances to decline in the near future, we expect the cash on hand, cash equivalents and short-term investments to meet our working capital and capital expenditure needs for at least the next 12 months. We may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

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

At September 30, 2002, our cash and cash equivalents consisted primarily of commercial paper and market auction preferreds. Our short-term investments were invested in corporate notes, corporate bonds and medium-term notes in large U.S. institutions and debt securities in large foreign companies. Such short-term investments will mature in less than one year from September 30, 2002.

Long-term investments    Our long-term investments were established to allow us to invest in emerging technology companies considered strategic to our software business. At September 30, 2002, our remaining long-term investments consisted of common stock held in publicly-traded technology companies and a limited partnership interest in a technology incubator. Our investments in redeemable convertible preferred stock in privately-held technology companies were fully impaired as of September 30, 2002. There is no established market for our investments in non-public entities; therefore, we value such investments based on the most recent round of financing involving new non-strategic investors and, where appropriate, by estimates made by management. We classify our long-term investments as available-for-sale and have recorded a cumulative net unrealized gain of $26,000 and $1.4 million related to these securities at September 30, 2002 and December 31, 2001, respectively.

We periodically analyze our long-term investments for impairments that could be deemed other than temporary.

In addition to these strategic investments, we held $12.7 million and $13.7 million in restricted investments at September 30, 2002 and December 31, 2001, respectively. These investments support certain leased office space security deposits. Such investments are placed with a high credit quality financial institution. There are certain time restrictions placed on these instruments that we are obligated to meet in order to liquidate the principal of these investments. The maturity dates range from 2002 to 2010 and the average yield of these investments is approximately 2.18%.

ITEM 4 — CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this quarterly report on Form 10-Q, the Company, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported in a timely manner.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II — OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

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

VIGNETTE CORPORATION

Date: November 14, 2002	By: /s/ CHARLES W. SANSBURY
Charles W. Sansbury Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Certification

I, Thomas E. Hogan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vignette Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ THOMAS E. HOGAN
Thomas E. Hogan President and Chief Executive Officer

Certification

I, Charles W. Sansbury, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Vignette Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ CHARLES W. SANSBURY
Charles W. Sansbury Chief Financial Officer