Form 10-K
period 2002-12-31
VIGNETTE CORP
filed 2003-03-28
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25375

VIGNETTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-2769415
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1601 South MoPac Expressway

Austin, Texas 78746

(Address of principal executive offices)

(512) 741-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $353,608,605.

As of February 28, 2003, 252,367,358 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held May 15, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K.

VIGNETTE CORPORATION

ANNUAL REPORT ON FORM 10–K

For the year ended December 31, 2002

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies for the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this filing on Form 10-K to conform these statements to actual results. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors That May Affect Future Results” and the risks discussed in our other historical Securities and Exchange Commission filings.

We maintain a World Wide Web site at www.vignette.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Web site and the information contained therein or connected thereto is not intended to be incorporated into this Annual Report on Form 10-K.

Vignette is a trademark or registered trademark of Vignette Corporation in the United States and other countries. All other names are the trademarks or registered trademarks of their respective companies.

PART I.

ITEM 1. BUSINESS

Overview

Our content management and portal solutions enable organizations to rapidly build, manage and deploy Web applications for the real-time enterprise. We give organizations the capability to actively manage electronic assets across their enterprise, to associate meaning and value to that information, and to deliver it to the right audience at the right time through portals and Web applications. We provide a broad set of software products to manage both information and the portals through which information is delivered.

Our integrated products can reduce Web deployment time, costs and risks by eliminating the need to combine products from multiple vendors. Our products also offer an integrated system for measuring the effectiveness of Web applications and online interactions. This allows organizations to measure the success of their Web initiatives, and to dynamically adapt their initiatives to enhance their efficiency and productivity. Competitive, performance-based organizations that strive to operate in real-time can use this insight to help improve their business processes and customer service levels.

To meet the information technology needs of enterprises of all sizes, our products were developed on open standards and support the major technology platforms. We package our products in convenient suites to enable seamless deployments, regardless of the size of the business or the scope of the project. The suites are designed to work together, and are packaged in two distinct categories:

Content Management allows organizations to streamline the creation and management of information, regardless of where it is stored in the organization. Our products provide out-of-the-box features for managing content, and integrate with most enterprise software applications such as ERP, CRM, and databases.

Portal Management enables organizations to quickly configure, deploy and manage multiple portals for various audiences. These portals are managed through a single console to consolidate administration responsibilities.

Our products are supported by our professional services organization, Vignette Professional Services ™ (“VPS”). VPS offers pre-packaged and custom services, along with documented best practices, to help organizations define their on line business objectives and deploy their content management and portal applications. Our education, consulting and customer care teams give customers the benefit of our experience with thousands of customer implementations. We partner with a number of leading system integrators such as Accenture, EDS and Deloitte Consulting to implement our content and portal management software for their clients. In many cases, we work in blended teams to jointly implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as BEA Systems, IBM and Sun Microsystems.

Products

Our content management and portal solutions enable organizations to rapidly build, manage and deploy Web applications for the real-time enterprise. We support a dynamic model to assemble Enterprise Web Applications, allowing organizations to manage current and future growth demands and strategies to reflect the real-time enterprise for their customers, suppliers, partners and employees. Our solutions help our customers:

•	Quickly deploy an integrated solution from a single vendor to increase return on investment;

•	Deliver the unique ability to use and manage information where it is currently stored, regardless of format and repository;

•	Unify the management of applications, information and processes across the enterprise through integration with current business applications;

•	Lower the cost of ownership by leveraging implemented infrastructures and accepted market standards; and

•	Provide an enterprise-class solution that enables enterprises to achieve real-time advantage by rapidly building, deploying and optimizing Enterprise Web Applications.

We allow organizations to combine a comprehensive understanding of content assets across the business, and their value, with Web applications that actively manage the information they have throughout their organization, and deliver the right information and processes to the right person at the right time, regardless of its source.

Vignette® V7 In October 2002, we announced Vignette V7, an integrated service delivery foundation to create and manage information, business processes, portals and applications. Vignette Content Management and Vignette Application Portal form the core of the Vignette V7 product family, and afford users the ability to manage information and interaction in an integrated fashion. Vignette V7 also includes products that deliver a set of new market defining technologies that our customers can use to further expand the flexibility and functionality of their Vignette V7 implementation.

To address the particular size and requirements of our customers, we deliver our products in various suites: group, business and enterprise. Additionally, we allow organizations the flexibility to purchase products individually. The Vignette V7 Service Delivery Foundation is a framework that describes our products covering six application services: content, portal, process, collaboration, integration and analysis. Organizations may purchase products individually from these six service categories or pre-bundled in suites to meet their specific needs. Following is a listing of our Vignette V7 products.

Content Services—Robust content management services including library services, content type modeling, workflow, taxonomy, and search.

•	Vignette Content Management manages content, sites, content types and objects and the deployment and delivery of content. It also functions as a task inbox and workflow manager and includes a roles-based command center and essential library services. The Vignette Command Center, the core of Vignette Content Management, is an intuitive and configurable roles-based management console that enables business and technical users to manage virtually all of their content and portal management objectives through one interface. Integrated with business processes, users can share knowledge and collaborate on virtually any tasks, using e-mail, desktop applications and Web-based workspaces. We also offer a variety of additional specialized products to enhance our content manager.

Portal Services—A powerful portal application, added through the Epicentric, Inc. acquisition, that provides both a highly function portal framework and a business user-friendly development environment for assembling portlets.

•	Vignette Application Portal is an adaptable, scalable, open-portal solution that enables organizations to rapidly build and deliver highly customizable applications for their real-time enterprise across diverse business communities such as employees, partners and customers. We also offer a variety of additional specialized products to enhance our application portal.

•	Vignette Application Builder enables quick creation, assembly and customization of applications, empowering organizations to respond rapidly to changing business needs. Wizard-based interfaces accelerate the development and deployment of a wide range of critical applications that automatically integrate into the customer’s collaborative portal environment.

Process Services—Powerful standards-based process workflow engine and graphical process modeler to build and deploy business processes across the enterprise application infrastructure.

•	Vignette Process Workflow Modeler provides an intuitive graphical environment for non-technical users to model workflows and other business process through the Vignette Command Center of Vignette Content Management. The Vignette Process Workflow Modeler is capable of handling complex tasks such as conditional branching, sub-workflows, looping and parallel routing, while also supporting advanced capabilities such as flexible payloads, dynamic resource assignment and the invocation of external systems and business processes

Collaboration Services—Services to enable project-based collaboration including ad hoc process management and integration of communication and scheduling applications.

•	Vignette Dialog delivers highly personalized content to the intended recipients at the designated time through online and offline touch points. A simple, graphical environment allows business users to create planned, multi-step interaction dialogs that can be triggered by virtually any type of event, including Web site registration, completion of a purchase, event attendance or a customer service call.

•	Vignette Messenger allows business users to easily create, manage, launch and analyze e-mail marketing campaigns. The wizard-based user interface provides all of the tools necessary for non-technical users to properly execute targeted e-mail campaigns to the appropriate audience with the appropriate content.

Integration Services—Rich integration capabilities that provide unique capabilities to connect a broad range of unstructured, semi-structured and structured data (including transactional) sources.

•	Vignette Business Integration Studio is a graphical application integration environment for collecting and integrating content and applications from a wide selection of sources with minimal coding. Vignette Business Integration Studio allows users to readily and dynamically map content from disparate schemas, remote repositories and applications to an aggregated destination. We offer over fifty pre-built application and technology adapters that can be used by Vignette Business Integration Studio to integrate with enterprise, desktop, database and proprietary content sources existing throughout an enterprise.

•	Vignette Technology Adapters are plug-ins to Vignette Business Integration Studio that provide prepackaged integration capabilities to common technology applications that already exist in an enterprise.

Analysis Services—In-depth metrics and reporting based on Weblogs, content taxonomy and process to drive ROI through effective use of content and optimize user experience.

•	Vignette Web Log Reporting provides robust site and operations reporting metrics that are integrated with the Vignette V7 Command Center. Vignette Web Log Reporting provides integrated and prepackaged reports for measuring such metrics as site analysis, page analysis, referral statistics, click-stream and analysis.

•	Vignette Analysis and Reporting measures the return on investment for Web initiatives by monitoring and analyzing content interactions. With Vignette Analysis and Reporting, business users can track interactions such as most and least used content items, customer activity by each node in the taxonomy, unregistered content items that receive the most “hits” by an audience, the amount of activity on each presentation channel and top search terms. We also offer a variety of additional specialized products to enhance our analysis services products.

Open Architecture

We have built an open and comprehensive platform and provide support for major industry standard platforms, including both the Java 2 Platform-Enterprise Edition (J2EE™) and Microsoft .NET standards. Our applications support various combinations of operating systems, directory servers, application servers and databases. We refer to this combination of operating systems, directory servers, application servers and databases as our “supported platform matrix”. A representative, but not exhaustive, list of supported platforms includes Solaris, AIX and Windows 2000 operating systems, IBM and SunOne Directory Servers, WebSphere and WebLogic application servers and Oracle, DB2 and SQLServer databases. Representative presentation layer support includes Vignette Application Portal’s own portal framework as well as JavaServer Pages (JSP), ActiveServer Pages (ASP) and XML with stylesheets. The open architecture permits easy integration and use of third-party development environments, layout and design tools, authoring tools and systems management environments.

Services

We provide services to help define online business objectives and to develop and deliver integrated content management and portal applications. Our consulting, education and customer care services are based on best practices, methodologies and tools developed from experience. Our services are designed to reduce time to deployment, mitigate risk and achieve greater return on our customers’ software investment.

Vignette Professional Services(VPS™) organization offers consulting and education services to help customers identify their strategic Web application objectives, design integrated content and portal management and applications and deliver solutions using our products. Our services center around the Vignette Solution Methodology. This established framework allows customers and partners to leverage best practices to plan, build and maintain content management and portal solutions. VPS provides services that are tailored to the individual customer through either “Velocity Services,” a set of packaged service offerings, or customized services. VPS also partners with consulting partners to provide best of class services needed to create Web applications designed to meet customers’ business objectives. We generally sell our services under time-and-materials agreements.

Customer Care, Maintenance and Support Services organizations are committed to our customers’ on-going business success. Customer Care services include a combination of account management and global technical support offerings that are tailored to meet customers’ specific needs. Vignette Global Support provides optional 24x7 access to skilled technical engineers and flexible, easy-to-use telephone and Web resources that can provide our customers with timely, effective assistance.

Strategy

Our objective is to maintain and extend our leadership position as a global provider of applications and products that enable organizations to rapidly build, manage and deploy Web applications to enable a real-time enterprise. To achieve this objective, we will focus on expanding our customer base of Fortune 1000 and departmental enterprises, extending our technology and product leadership through investment in research and development, expanding our global sales capabilities, and extending our partnership alliances with leading technology and services companies.

Strategic Alliances

We establish strategic alliances to assist us in the marketing, selling and development of customer Web applications for our mutual customers and prospects, as well as to increase product interoperability within the industry. This approach is intended to increase the number of qualified personnel available to perform application design and development services for our customers, and to provide additional marketing expertise and technical expertise in certain vertical industry segments. In addition, our renewed focus on vertical and horizontal solution offerings of Web services applications increases the importance of our relationships with technology partners, strategic consulting partners and other channels of distribution to the market.

We have established partnerships to offer solution sets based on our technology offerings and have extended our sales and implementation services reach with leading systems integrators such as Accenture, Deloitte Consulting, EDS and IBM Global Services. We have also established strategic alliances with technology leaders such as BEA Systems, Hewlett-Packard, IBM, and Sun Microsystems.

We intend to invest in our existing partner relationships as well as to form new partnerships with other market leading systems integrators, technology vendors and distribution channels.

Business Combinations

We have completed five acquisitions since our inception. One acquisition occurred during 2002, three occurred during 2000 and one during 1999. All acquisitions were accounted for as purchase business combinations and therefore, the net assets acquired or net liabilities assumed were recorded at their estimated fair value at the respective dates of acquisition and the results of operations have been included with ours for the periods subsequent to the respective acquisition dates. Following is a listing of our significant acquisitions:

Epicentric, Inc. Effective December 3, 2002, we acquired all of the outstanding stock of Epicentric, Inc., a leading provider of business portal solutions, in exchange for $26.0 million in cash. The total purchase price, including transaction costs of $3.1 million, was $29.1 million.

OnDisplay, Inc. Effective July 5, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of OnDisplay, Inc., a leading provider of e-business infrastructure software for powering e-business portals and e-marketplaces, in exchange for 42,016,975 shares of our common stock. The total purchase price, including transaction costs of $14.0 million, was approximately $1.5 billion.

Datasage, Inc. Effective February 15, 2000, we acquired all of the outstanding stock and assumed all outstanding stock options of DataSage, Inc., a leading provider of e-marketing and personalization applications, in exchange for 9,458,061 shares of our common stock. The total purchase price, including transaction costs of $1.1 million, was approximately $586.6 million.

In connection with our acquisitions, we incurred one-time acquisition costs and integration-related charges. Such charges relate to product integration, cross-training of employees, and other merger-related items. For four acquisitions, a portion of the purchase price was allocated to in-process research and development and was expensed upon the consummation of the respective transaction. These related acquisition, integration and in-process research and development charges totaled approximately $1.8 million, $1.9 million and $169.9 million during 2002, 2001 and 2000, respectively.

Customers

As of December 31, 2002, we had served over 1,600 end-user customers. Our customer list includes successful organizations in the entertainment, financial services, government, healthcare, high technology, higher education, life sciences, manufacturing, new media and publishing, retail, telecom and travel industries.

Competition

The market for our products is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. We have three primary sources of competition: in-house development efforts by potential customers or partners; other vendors of software that directly address Web-based application solutions; and developers of point solution software that address only certain technology components of the solution set that we provide (e.g., content management, portal management, process, collaboration, integration or analytics).

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

Such competition could materially and adversely affect our ability to obtain revenues from either license or service fees from new or existing customers on terms favorable to us. Further, competitive pressures may require us to reduce the price of our software. In either case, our business, operating results and financial condition would be materially and adversely affected. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and operating results. See “Risk Factors that May Affect Future Results—Risks Related to Our Business—We Face Intense Competition from Other Software Companies, Which Could Make it Difficult to Acquire and Retain Customers Now and in the Future.”

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

Research and development expenditures, excluding acquired in-process research and development charges, for 2002, 2001 and 2000 were approximately $51.3 million, $64.9 million, $58.3 million, respectively. We expect that we will continue to commit significant resources to research and development in the future. Most research and development costs have been expensed as incurred.

The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. See “Risk Factors that May Affect Future Results—Risks Related to Our Business—If We are Unable to Meet the Rapid Changes in Software Technology, Our Existing Products Could Become Obsolete.”

Sales and Marketing

We market our products primarily through our direct sales force; however, we intend to expand our indirect sales channel through additional relationships with systems integrators, value-added resellers and original equipment manufacturers. We generate leads from a variety of sources, including businesses seeking partners to develop Web-based applications. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. As of December 31, 2002, the direct sales force consisted of 177 sales executives and related support personnel.

We will continue to establish partnerships with major industry vendors that will add value to our products and expand distribution opportunities.

We use a variety of marketing programs to build market awareness of our brand name, our products, and us as well as to attract potential customers for our products. A broad mix of programs are used to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, advertising, direct marketing and relationship marketing programs, seminars, trade shows and speaking engagements. Our marketing organization also produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations.

Proprietary Rights and Licensing

Our success and ability to compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently own six patents and have a number of patent applications pending in the United States. We have six registered trademarks in the United States, five pending trademark applications in the United States, 65 registered trademarks in foreign countries, and 20 pending trademark applications in foreign countries. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink-wrap” agreements, which impose certain restrictions on the licensee’s ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

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

To date, we have not been notified that our products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that developers of Web-based commerce software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. See “Risk Factors that May Affect Future Results—Risks Related to Our Business—Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property From Infringement or a Claim of Infringement.”

We include certain third-party software in our products. This third-party software may not continue to be available on commercially reasonable terms. We license data encryption and authentication technology from RSA Data Security, Inc., bridging solutions technology from Intrinsyc Software, Inc., browser-based Web editing software from Ektron, Inc., database access technology from Rogue Wave Software, Inc., chart and graphing software from Corda Technologies, concept and keyword search functionality from Autonomy, Inc., and other software that is integrated with internally developed software. To the extent we could not maintain licenses to some or all of this third-party software, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

Employees

As of December 31, 2002, we had 1,079 employees, including 360 in research and development, 290 in sales and marketing, 287 in professional services and customer support, and 142 in finance and administration. Subsequent to December 31, 2002, we terminated approximately 235 individuals in accordance with our expanded restructuring and Epicentric exit plans, both committed to in December 2002. As of February 28, 2003, we had 856 employees, including 257 in research and development, 221 in sales and marketing, 270 in professional services and customer support, and 108 in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our professional services, product development, sales, marketing and finance organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the following risks before making an investment decision. The risks described below are not the only ones that we face. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you as an investor may lose all or part of your investment. You should also refer to the other information set forth in this report, including our consolidated financial statements and the related notes.

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

Recent Terrorist Activities and Resulting Military and Other Actions Could Adversely Affect Our Business

The continued threat of terrorism within the United States and abroad, military action in other countries, and heightened security measures may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or our inability to effectively market, sell and deploy our software and services, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

Recent and Future Acquisitions, Including Our Acquisition of Epicentric, Inc., Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

We completed our acquisition of Epicentric, Inc. in December 2002. Failure to successfully address the risks associated with this acquisition could harm our ability to fully integrate and market products based on the acquired technology. We may discover liabilities and risks associated with this acquisition that were not discovered in our due diligence prior to signing the definitive merger agreement. Although a portion of the purchase price was placed in escrow to cover such liabilities, it is possible that the actual amounts required to cover such liabilities will exceed the escrow amount. Additionally, we may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Failure to successfully integrate Epicentric, Inc. and future acquisitions could seriously harm our business. Also, our existing stockholders would experience dilution if we financed the acquisitions by issuing equity securities.

We Must Successfully Complete the Implementation of Our Business Restructuring Efforts

In accordance with our restructuring efforts announced during 2001 and subsequently expanded during 2002, most recently in December 2002, we are currently transitioning our business and realigning our strategic focus towards our core market, technologies and products. Internal changes resulting from our business restructuring announced during 2001 and 2002 are substantially complete, but many factors may negatively impact our ability to implement our strategic focus including our ability to manage the implementation, sustain the productivity of our workforce and retain key employees, manage our operating expenses and quickly respond to and recover from unforeseen events associated with the restructuring. Market conditions may require that we undertake additional restructuring efforts in the future. Our business, results of operations or financial condition could be materially adversely affected if we are unable to manage the implementation, sustain the productivity of our workforce and retain key employees, manage our operating expenses or quickly respond to and recover from unforeseen events associated with any future restructuring efforts.

In relation to our restructuring activities, we accrued remaining lease commitments for excess office space that we vacated or intend to vacate as a result of the restructuring plan. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any sublease income, were based on market information and trend analysis. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the accrual for facility lease commitments

We Expect Our Quarterly Revenues and Operating Results to Fluctuate

Our revenues and operating results have varied significantly from quarter to quarter in the past and we expect that our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

•	Demand for our products and services;

•	The timing of sales of our products and services;

•	The timing of customer orders and product implementations;

•	Seasonal fluctuations in information technology purchasing;

•	Unexpected delays in introducing new products and services;

•	Increased expenses, whether related to sales and marketing, product development or administration;

•	Changes in the rapidly evolving market for Web-based applications;

•	The mix of product license and services revenue, as well as the mix of products licensed;

•	The mix of services provided and whether services are provided by our own staff or third-party contractors;

•	The mix of domestic and international sales;

•	Difficulties in collecting accounts receivable;

•	Costs related to possible acquisitions of technology or businesses;

•	Global events, including terrorist activities and military operations; and

•	The general economic climate.

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

We will continue to invest in our research and development, sales and marketing, professional services and general and administrative organizations. We expect such spending, in absolute dollars, will remain relatively constant as compared to recent periods; however, if our revenue expectations are not achieved, our business, operating results or financial condition could be materially adversely affected and net losses in a given quarter would be greater than expected.

Our Quarterly Results May Depend on a Small Number of Large Orders

In previous quarters, we derived a significant portion of our software license revenues from a small number of relatively large orders. Our operating results could be materially adversely affected if we are unable to complete a significant order that we expected to complete in a specific quarter.

If We Experienced a Product Liability Claim We Could Incur Substantial Litigation Costs

Since our customers use our products for mission critical applications, errors, defects or other performance problems could result in financial or other damages to our customers. They could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results and financial condition. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate or alter such limitation of liability provisions. Such claims, if brought against us, even if not successful, would likely be time consuming and costly.

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

During recent quarters, our professional services organization achieved profitability; however, prior to 2000, services costs related to professional services had exceeded, or had been substantially equal to, professional services-related revenue. In this current economic climate, we make periodic capacity decisions based on estimates of future sales, anticipated existing customer needs, and general market conditions. Although we expect that our professional services-related revenue will continue to exceed professional services-related costs in future periods, we cannot be certain that this will occur.

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

We May Be Unable to Attract Necessary Third-Party Service Providers, Which Could Affect Our Ability to Provide Sufficient Support, Consulting and Implementation Services for Our Products

We are actively supplementing the capabilities of our services organization by contracting with and educating third-party service providers and consultants to also provide these services to our customers. We may not be successful in attracting additional third-party providers or in educating or maintaining the interest of current third-party providers. In addition, these third parties may not devote sufficient resources to these activities to meet customers’ demand to adequately supplement our services.

Our Business May Become Increasingly Susceptible to Numerous Risks Associated with International Operations

International operations are generally subject to a number of risks, including:

•	Expenses associated with customizing products for foreign countries;

•	Protectionist laws and business practices that favor local competition;

•	Changes in jurisdictional tax laws including laws regulating intercompany transactions;

•	Dependence on local vendors;

•	Multiple, conflicting and changing governmental laws and regulations;

•	Longer sales cycles;

•	Difficulties in collecting accounts receivable;

•	Foreign currency exchange rate fluctuations; and

•	Political and economic instability.

We recorded 32% of our total revenue for the year ended December 31, 2002 through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

To date, a majority of our international revenues and costs have been denominated in foreign currencies. We believe that portion of our international revenues and costs will be denominated in foreign currencies in the future. To date, we have not engaged in any foreign exchange hedging transactions and we are therefore subject to foreign currency risk.

In Order to Properly Manage Future Growth, We May Need to Continue to Improve Our Operational Systems on a Timely Basis

We have experienced periods of rapid expansion since our inception. Rapid growth places a significant demand on management and operational resources. In order to manage such growth effectively, we must continue to improve our operational systems, procedures and controls on a timely basis. If we fail to continue to improve these systems, our business, operating results and financial condition will be materially adversely affected.

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

We Have Relied and Expect to Continue to Rely on Sales of Our Vignette V/Series Product Line for Our Revenue

We currently derive a substantial portion of our revenues from the license and related upgrades, professional services and support of our Vignette V/Series software products. We expect that we will continue to depend on revenue related to our Vignette V6 product line for at least the next several quarters. We cannot be certain that we will successfully market and sell our new Vignette V7 offerings, announced in October 2002 and released in December 2002. If we do not continue to increase revenue related to our existing products or generate revenue from new products and services, our business, operating results and financial condition would be materially adversely affected.

Our Future Revenue is Dependent Upon Our Ability to Successfully Market Our Existing and Future Products

We expect that our future financial performance will depend significantly on revenue from existing and future software products and the related tools that we plan to develop. There are significant risks inherent in a product introduction, such as our recently announced Vignette V7 software products and the recently acquired Epicentric products. Market acceptance of these and future products will depend on continued market development for Web applications and services and the commercial adoption of Vignette V7. We cannot be certain that either will occur. We cannot be certain that our existing or future products offering will meet customer performance needs or expectations when shipped or that it will be free of significant software defects or bugs. If our products do not meet customer needs or expectations, for whatever reason, upgrading or enhancing the product could be costly and time consuming.

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

Our principal competitors include: in-house development efforts by potential customers or partners; other vendors of software that directly address elements of Web-based applications; and developers of software that address only certain technology components of Web-based applications (e.g., content management, portal management, process, collaboration, integration or analytics).

Many of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that may discourage users from purchasing our products. In addition, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property from Infringement or a Claim of Infringement

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation. Although we are not involved in any such litigation which we believe is material to our business, if we become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of other’s intellectual property, we may be forced to do one or more of the following:

•	Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms;

•	Redesign those products or services that incorporate such technology; and

•	Refund a pro-rata portion of the original license consideration paid by the customer.

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

Further, in April 2002, our Board of Directors approved, adopted and entered into, a shareholder rights plan (the “Plan”). The Plan was not adopted in response to any attempt to acquire us, nor were we aware of any such efforts at the time of adoption.

The Plan was designed to enable our stockholders to realize the full value of their investment by providing for fair and equal treatment of all stockholders in the event that an unsolicited attempt is made to acquire us. Adoption of the Plan was intended to guard shareholders against abusive and coercive takeover tactics.

Under the Plan, stockholders of record as of the close of business on May 6, 2002, received one right to purchase a one one-thousandth of a share of Series A Junior Participating Preferred Stock, par $0.01 per share, at a price of $30.00 per one one-thousandth, subject to adjustment. The rights were issued as a non-taxable dividend and will expire 10 years from the date of the adoption of the rights Plan, unless earlier redeemed or exchanged. The rights are not immediately exercisable; however, they will become exercisable upon the earlier to occur of (i) the close of business on the tenth day after a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of our outstanding common stock or (ii) the close of business on the tenth day (or such later date as may be determined by the Board of Directors prior to such time as any person becomes an acquiring person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in the beneficial ownership by a person or group of 15 percent or more of our outstanding common stock. If a person or group acquires 15 percent or more of our common stock, then all rights holders except the acquirer will be entitled to acquire our common stock at a significant discount. The intended effect will be to discourage acquisitions of 15 percent or more of our common stock without negotiation with the Board of Directors.

We May Incur Increased Costs in Response to Recently Enacted and Proposed Regulations

Recently enacted and proposed changes in the laws and regulations affecting public companies, including but not limited to the Sarbanes-Oxley Act of 2002, could cause us to incur increased costs as we evaluate and respond to the resulting requirements. The new rules could make it more difficult for us to obtain certain types of insurance, and we may incur higher costs to obtain coverage similar to our existing policies. Additionally, we may incur increased accounting, audit and legal fees to assist us assess, implement and comply with such rules. The new and proposed rules could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors. Although we are evaluating and monitoring developments with respect to these new and proposed rules, we cannot estimate the amount of the additional costs we may incur or the timing of such costs at this time.

Our Financial Statements Could be Impacted by Unauthorized and Improper Actions of Our Personnel

Our financial statements could be adversely impacted by our employee’s errant or improper actions. For instance, revenue recognition depends on, among other criteria, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. We have implemented policies to prevent and discourage such conduct, but there can be no assurance that such policies will be followed. For instance, in the event that our sales personnel have negotiated terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or oral, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of transactions involved, we may have to restate our financial statements for a previously reported period, which would seriously harm our business, operating results and financial condition.

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

Our Business May Be Adversely Affected by Class Action Litigation Due to Stock Price Volatility

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in Part I, Item 3 – “Legal Proceedings” of this Report. The defense of this litigation described in Part I, Item 3 may increase our expenses and divert our management’s attention and resources, and an adverse outcome could harm our business and results of operations. Additionally, we may in the future be the target of similar litigation. Future securities litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 2. PROPERTIES

Our principal research, development, sales, marketing and administrative headquarter offices are located in Austin, Texas. We own no real estate or facilities. As of December 31, 2002, we leased office space in: Austin, Texas; San Francisco, California; New York City, New York; Waltham, Massachusetts; Chicago, Illinois; Gaithersburg, Maryland; Maidenhead, England; Madrid, Spain; Sydney, Australia; and Singapore. Such leases have remaining terms of up to 8 years. All offices listed above support sales and services activity, and we have research and development activity in our Austin, Texas, San Francisco, California and Waltham, Massachusetts offices.

Additionally, we lease several full service managed suites and executive suites as small sales offices across the United States and around the world. These small offices generally have lease terms of less than one year, allowing us to adjust to changing business and customer support requirements. As of December 31, 2002, we leased office space in 15 countries outside of the United States.

Throughout 2001 and 2002, we consolidated our leased office portfolio. Some of the resulting excess lease space expired in 2002, or will expire in the near term, and we successfully negotiated early terminations of some leases, in part or in whole. We currently sublease some surplus office space in Austin, Texas; Boston, Massachusetts; and Singapore to unrelated third-parties. We are actively marketing and attempting to sublease or negotiate early terminations of our remaining surplus properties, including, but not limited to, space in Austin, Texas; San Francisco and San Ramon, California; Chicago, Illinois; Reston, Virginia; and New York City, New York for the respective remaining lease terms.

ITEM 3. LEGAL PROCEEDINGS

Securities Class Action

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company’s initial public offering of Vignette stock in February 1999 and the Company’s secondary public offering of Vignette stock in December 1999 – Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company’s initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in “tie-in arrangements” whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company’s initial public offering and the prospectus and registration statement for the Company’s secondary public offering. The Company believes that this lawsuit is without merit and intends to continue to defend itself vigorously.

Litigation and Other Claims

We are also subject to various legal proceedings and claims arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market under the symbol “VIGN”. Public trading of the common stock commenced on February 19, 1999. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low closing sale price per share of our common stock on the Nasdaq National Market in each of the last eight fiscal quarters, as adjusted for the two-for-one forward split of our common stock paid on December 1, 1999 and for the three-for-one forward split of our common stock paid on April 14, 2000.

	High	Low
Year Ended December 31, 2002:
Fourth Quarter	$1.79	$0.73
Third Quarter	1.88	0.80
Second Quarter	3.95	1.35
First Quarter	5.47	2.75
Year Ended December 31, 2001:
Fourth Quarter	$6.65	$3.38
Third Quarter	9.36	3.54
Second Quarter	10.59	3.88
First Quarter	16.63	5.16

On October 14, 2002, we received a notice from the Nasdaq Qualifications Department. Such notice indicated that our common stock had closed for 30 consecutive trading days below the applicable minimum bid price of $1.00. In this instance, the Nasdaq affords a company 90 calendar days in which to demonstrate compliance with National Market Marketplace Rules; specifically, a company’s common stock must close at or above a bid price of $1.00 per share for a minimum of ten consecutive trading. On November 13, 2002, our stock closed at or above a bid price of $1.00 per share for ten consecutive trading days, demonstrating compliance with the National Market Marketplace Rules. To ensure continued listing on the Nasdaq National Market, we must maintain compliance with the minimum bid price requirements and other requirements.

At March 20, 2003, there were approximately 1,254 holders of record of our common stock and the closing price of our common stock was $1.61 per share.

We have never declared or paid any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year ended December 31,
	1998	1999(2)	2000(3)	2001	2002(4)
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Revenue:
Product license	$8,584	$46,292	$216,257	$154,381	$62,418
Services	7,621	42,893	150,404	142,369	92,720

Total revenue	16,205	89,185	366,661	296,750	155,138
Cost of revenue:
Product license	964	3,306	7,611	5,243	2,388
Amortization of acquired technology	—	—	—	—	267
Services (1)	9,340	32,815	109,039	78,299	43,674

Total cost of revenue	10,304	36,121	116,650	83,542	46,329

Gross profit	5,901	53,064	250,011	213,208	108,809
Operating expenses:
Research and development (1)	6,962	16,447	58,324	64,850	51,334
Sales and marketing (1)	15,880	50,232	177,391	178,282	84,775
General and administrative (1)	4,864	9,494	38,625	29,907	21,344
Purchased in-process research and development, acquisition-related and other charges	2,089	15,641	169,885	1,919	1,786
Impairment of intangible assets	—	—	—	799,169	147,269
Business restructuring charges	—	—	—	120,935	35,822
Amortization of deferred stock compensation	2,475	5,654	33,863	8,734	1,396
Amortization of intangible assets	—	1,796	328,691	500,045	16,060

Total operating expenses	32,270	99,264	806,779	1,703,841	359,786

Loss from operations	(26,369)	(46,200)	(556,768)	(1,490,633)	(250,977)
Other income (expense), net	172	3,723	25,992	(35,275)	(517)

Loss before income taxes	(26,197)	(42,477)	(530,776)	(1,525,908)	(251,494)
Provision for income taxes	—	—	1,449	1,731	1,319

Net loss	$(26,197)	$(42,477)	$(532,225)	$(1,527,639)	$(252,813)

Basic net loss per share	$(1.53)	$(0.31)	$(2.59)	$(6.32)	$(1.01)

Shares used in computing basic net loss per share	17,094	137,253	205,885	241,762	249,212

(1)	Excludes amortization of deferred stock compensation as follows:

	Year ended December 31,
	1998	1999(2)	2000(3)	2001	2002(4)
Cost of revenue—services	$376	$820	$2,968	$1,965	$170
Research and development	573	1,059	12,300	2,446	441
Sales and marketing	898	2,248	11,785	3,066	416
General and administrative	628	1,527	6,810	1,257	369

	$2,475	$5,654	$33,863	$8,734	$1,396

	As of December 31,
	1998	1999(2)	2000(3)	2001	2002(4)
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term investments	$12,242	$402,229	$447,833	$391,632	$307,754
Working capital	3,757	375,211	389,831	311,921	214,625
Total assets	21,349	498,166	2,190,954	663,026	424,612
Long-term debt and capital lease obligations, less current portion	758	—	782	240	53
Redeemable convertible preferred stock	36,258	—	—	—	—
Total stockholders’ equity (deficit)	(30,767)	437,059	2,024,513	510,301	265,852

(2)	Reflects the acquisition of Diffusion, Inc. on June 30, 1999.
(3)	Reflects the acquisitions of Engine 5, Ltd. on January 18, 2000, DataSage, Inc. on February 15, 2000 and OnDisplay, Inc. on July 5, 2000.
(4)	Reflects the acquisition of Epicentric, Inc. on December 3, 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Overview

Our content management and portal solutions enable organizations to rapidly build, manage and deploy Web applications for the real-time enterprise. We give organizations the capability to actively manage electronic assets across their enterprise, to associate meaning and value to that information, and to deliver it to the right audience at the right time through portals and Web applications. We provide a broad set of software products to manage both information and the portals through which information is delivered.

Our integrated products can reduce Web deployment time, costs and risks by eliminating the need to combine products from multiple vendors. Our products also offer an integrated system for measuring the effectiveness of Web applications and online interactions. This allows organizations to measure the success of their Web initiatives, and to dynamically adapt their initiatives to enhance their efficiency and productivity. Competitive, performance-based organizations that strive to operate in real-time can use this insight to help improve their business processes and customer service levels.

To meet the information technology needs of enterprises of all sizes, our products were developed on open standards and support the major technology platforms. We package our products in convenient suites to enable seamless deployments, regardless of the size of the business or the scope of the project. The suites are designed to work together, and are packaged in two distinct categories:

Content Management allows organizations to streamline the creation and management of information, regardless of where it is stored in the organization. Our products provide out-of-the-box features for managing content and integrate with most enterprise software applications such as ERP, CRM, and databases.

Portal Management enables organizations to quickly configure, deploy and manage multiple portals for various audiences. These portals are managed through a single console to consolidate administration responsibilities.

Our products are supported by Vignette Professional Services (“VPS”). VPS offers pre-packaged and custom services, along with documented best practices, to help organizations define their online business objectives and deploy their content management and portal applications. Our education, consulting and customer care teams give customers the benefit of our experience with thousands of customer implementations. We partner with a number of leading system integrators such as Accenture, EDS, and Deloitte Consulting to implement our content and portal management software for their clients. In many cases, we work in blended teams to jointly implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as BEA Systems, IBM and Sun Microsystems.

We are headquartered in Austin, Texas, and operate satellite offices in other U.S. cities. In addition, we are located throughout the Americas, Europe, Asia and Australia. We had 1,079 full-time employees at December 31, 2002. Subsequent to December 31, 2002, we terminated approximately 235 individuals in accordance with our expanded restructuring and Epicentric exit plans, both committed to in December 2002. Due in large part to the restructuring plan we implemented in 2001, and subsequently expanded during 2002, headcount decreased from 1,321 at December 31, 2001.

Since our inception in December 1995, we have incurred substantial costs to develop our technology and products; market, sell and service these products; recruit and train personnel; and build a corporate infrastructure. As a result, we have incurred significant losses since our inception and, as of December 31, 2002, we had an accumulated deficit of approximately $2.4 billion. We believe our success depends on the continued development and acceptance of our products and services, the growth of our customer base as well as the overall growth in the Web applications market. Accordingly, we intend to invest in research and development, sales, marketing, professional services and to a lesser extent our operational and financial systems, as necessary. We expect to continue to incur operating losses in the near future, and we will require increases in revenues before we achieve and sustain profitability; however, we cannot assure that such increases in revenue will result in profitability.

2002 Highlights

Vignette V7 introduction In October 2002, we announced the new family of Vignette V7 content management and portal applications, Dialog, and the Vignette V7 Service Delivery Foundation, which includes an application architecture and a comprehensive set of application services that enable the rapid deployment of enterprise Web applications. The Vignette V7 content management and portal applications offer a mix of out-of-the-box and configurable capabilities that are designed to reduce the time and effort required to build and maintain Web sites and portals. Vignette V7 is packaged to provide customers a range of options to meet departmental through enterprise requirements.

Acquisition of Epicentric, Inc. In December 2002, we acquired all issued and outstanding shares of Epicentric, Inc. (“Epicentric”) for $29.1 million in cash, including $3.1 million in transaction costs. Epicentric was a leading provider of business portal solutions. By adding advanced portal and delivery management capabilities to our existing and future product suites, we have the capability to deliver real-time enterprise Web applications. In addition to the purchase price, we expect to pay $5.2 million, in cash and restricted stock, in acquisition-related employee retention payments over the next two years. This acquisition did not result in an additional segment.

Impairment of goodwill As a result of our annual goodwill impairment test performed as of October 1, 2002, we recorded a $147.0 million non-cash, goodwill impairment charge during the fourth quarter of 2002. Such goodwill originally arose in connection with our four business acquisitions completed in 1999 and 2000. These acquisitions were completed during a period when stock valuations for companies in the software sector were generally at much higher levels.

Expanded restructuring and cost-reduction efforts Throughout 2002, we expanded our plan to align costs with current and anticipated economic and industry conditions. These actions included: a voluntary, six-month employee salary reduction; headcount reductions; and facilities consolidation.

We issued approximately one million stock options to certain employees and executives who voluntarily participated in a six-month salary exchange program. In connection with this program, we recorded deferred compensation of approximately $600,000 for the intrinsic value of the stock options as of the grant date. Such amount is being amortized to expense over these options’ one-year vesting period.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

Management has discussed with and agreed upon the development and selection of the following critical accounting policies with the Audit Committee of the Board of Directors:

•	Revenue recognition;

•	Estimating the allowance for doubtful accounts;

•	Valuation of long-term investments;

•	Estimating business restructuring accruals; and

•	Valuation of goodwill and identifiable intangible assets.

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

Where software licenses are sold with maintenance or other services, we allocate the total fee to the various elements based on the fair values of the elements specific to us. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate. If we do not have VSOE for one of the delivered elements of an arrangement, but do have VSOE for all undelivered elements, we use the residual method to record revenue. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value; the remaining arrangement fee, including any discount, is allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount.

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

Revenue allocated to training and consulting service elements is recognized as the services are performed. Our consulting services are not essential to the functionality of our products as (i) such services are available from other vendors and (ii) we have sufficient experience in providing such services.

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

Long-term investments Long-term investments include investments in equity securities of both private and public companies and restricted certificates of deposit with original maturities in excess of one year. Long-term investments are recorded at their estimated fair value. We periodically analyze our long-term investments for impairments considered other than temporary. In performing this analysis, we evaluate whether general market conditions which reflect prospects for the economy as a whole, or information pertaining to an investment’s industry or that individual company, indicates that a decline in value that is other than temporary has occurred. If so, we consider specific factors, including the financial condition and near-term prospects of each investment, any event that may affect the investee company, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We record an investment impairment charge in the line item “Other income (expense), net” when we believe an investment has experienced a decline in value that is other than temporary.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Business restructuring We vacated excess leased facilities as a result of the restructuring plan we initiated in 2001 and subsequently expanded in 2002. We recorded an accrual for the remaining lease liabilities of such vacated properties as well as brokerage commissions, partially offset by estimated sublease income. We estimated the costs of these excess leased facilities, including estimated costs to sublease and sublease income, based on market information and trend analysis. Actual results could differ from these estimates. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments.

Goodwill and identifiable intangible assets We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We were required to perform a transitional impairment review which involved a two-step process: Step 1 involves identifying reporting units, determining the fair value of each reporting unit, and determining if the fair value of each reporting unit is less than its carrying amount. If necessary, Step 2 is to be completed before the end of the year in which the company adopts the statement. Step 2 measures the impairment charge and is completed if the fair value is less than the carrying value, as determined in Step 1. The completion of this impairment review required management to make complex estimates and assumptions, including but not limited to determining our reporting unit(s), selecting the appropriate methodology to determine the estimated fair value of a reporting unit as well as the actual fair value estimation of each reporting unit. If our estimates or assumptions were to change, this could result in a materially different impairment conclusion.

We performed the required transitional impairment test of goodwill during the first quarter of 2002 and determined that we did not have a transitional impairment of goodwill. Subsequent to the transitional impairment test, we must assess goodwill for impairment at least annually. We assess our goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. Such periodic assessment of goodwill resulted in a significant goodwill impairment charge during the quarter ended December 31, 2002.

Accounting Reclassification and Change in Accounting Estimate

Effective December 31, 2001, we report all bad debt expense in the operating expense cost category, “Sales and marketing”. Prior to December 31, 2001, we reported a portion of bad debt expense in “Cost of revenue – services”. Bad debt expense reported in “Cost of revenue – services” for the prior periods presented in this Report have been reclassified to conform to the current period presentation. Such reclassification had no impact on the reported net loss, net loss per share or stockholders’ equity. Bad debt expense reclassified from “Cost of revenue – services” to “Sales and marketing” was $5.7 million and $2.4 million in 2001 and 2000, respectively. This reclassification increased gross margin by approximately 2% and 0% in 2001 and 2000, respectively, and increased “Sales and marketing” as a percentage of sales by a comparable amount.

We reclassified $6.1 million in deferred revenue at December 31, 2001 from current liabilities to non-current liabilities to conform to our current year presentation. This reclassification did not affect total liabilities, but increased working capital by the amount reclassified, or 2%.

We periodically review the valuation and amortization of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or useful life. During the quarter ended March 31, 2002, we changed the estimated useful life of technologies purchased as part of the July 2000 acquisition of OnDisplay, Inc. Due to changes in product architecture and anticipated future product offerings, we reduced the technology’s estimated life from four years to two years. For the year ended December 31, 2002, this change increased net loss by $(8.0) million and net loss per share by $(0.03).

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Year Ended December 31,
	2000	2001	2002
Revenue:
Product license	59%	52%	40%
Services	41	48	60

Total revenue	100	100	100
Cost of revenue:
Product license	2	2	2
Amortization of acquired technology	—	—	—
Services	30	26	28

Total cost of revenue	32	28	30

Gross profit	68	72	70
Operating expenses:
Research and development	16	22	33
Sales and marketing	48	60	55
General and administrative	11	10	14
Purchased in-process research and development, acquisition-related and other charges	46	1	1
Impairment of intangible assets	—	269	95
Business restructuring charges	—	41	23
Amortization of deferred stock compensation	9	3	1
Amortization of intangible assets	90	168	10

Total operating expenses	220	574	232

Loss from operations	(152)	(502)	(162)
Other income (expense), net	7	(12)	—

Loss before income taxes	(145)	(514)	(162)
Provision for income taxes	—	1	1

Net loss	(145)%	(515)%	(163)%

Comparison of fiscal years ended December 31, 2002, 2001 and 2000 (in thousands, unless otherwise noted)

Revenue

	Year Ended December 31,			2001 Compared to 2000	2002 Compared to 2001
	2000	2001	2002
Product license	$216,257	$154,381	$62,418	(29)%	(60)%

Maintenance and support	36,164	56,253	53,135	56	(6)
Professional services	114,240	86,116	39,585	(25)	(54)

Total services revenue	150,404	142,369	92,720	(5)	(35)

Total revenue	$366,661	$296,750	$155,138	(19)%	(48)%

Total revenue decreased 48% in 2002 and 19% in 2001. These successive decreases relate primarily to the sustained global economic slowdown that originated in late 2000. The weakened economy substantially curtailed corporate information technology spending. As a result, we experienced a longer sales cycle and fewer new customers. We believe that continued economic uncertainty will challenge our business; however, we expect that total revenue will increase during 2003, as compared to 2002.

Product license. Product license revenue decreased 60% in 2002 and 29% in 2001. These successive decreases relate to a sustained reduction and delay in corporate information technology spending.

Services. Services revenue decreased 35% in 2002 and 5% in 2001. These successive decreases relate primarily to decreased professional services revenue, which decreased 54% in 2002 and 25% in 2001. Professional services revenue was impacted by fewer new product engagements, lower billing rates and to a lesser extent, transition of consulting and implementation engagements to our partners and other third-party integrators. Maintenance and support revenue decreased 6% in 2002 and increased 56% in 2001. The decrease in 2002 relates to fewer new product engagements, offset by consistent levels of maintenance renewals. The increase in 2001 relates to the purchase and renewal of maintenance and support agreements by our customers.

During 2002, 2001 and 2000, no single customer accounted for more than 10% of our total revenues. International revenue was $50.3 million, $106.1 million and $96.6 million, or 32%, 36% and 26% of total revenues, in 2002, 2001, and 2000, respectively.

Cost of revenue

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing professional and maintenance services.

	Year Ended December 31,			2001 Compared to 2000	2002 Compared to 2001
	2000	2001	2002
Product license	$7,611	$5,243	$2,388	(31)%	(54)%
Amortization of acquired technology	—	—	267	—	100

Maintenance and support	7,099	6,636	6,971	(7)	5
Professional services	101,940	71,663	36,703	(30)	(49)

Total cost of revenue – services	109,039	78,299	43,674	(28)	(44)

Total cost of revenue	116,650	83,542	46,329	(28)	(45)

Gross profit	$250,011	$213,208	$108,809	(15)%	(49)%

Product license and amortization of acquired technology. Product license costs decreased 54% in 2002 and 31% in 2001. The successive decreases result primarily from the decline in overall product license revenue. Through our December 2002 purchase of Epicentric, Inc., we acquired certain technological intangible assets having an estimated fair value of $6.4 million and an estimated useful life of two years. The amortization of these intangible assets is recorded as a cost of revenue. We expect license costs to increase as license revenues increase.

Services. Services costs decreased 44% in 2002 and 28% in 2001. These successive decreases in absolute dollars relate primarily to our restructuring efforts via headcount reductions and other cost-saving measures. The overall improvement in services gross profit in both 2002 and 2001 relates to an increased mix of maintenance and support revenue, in relation to total services revenue. Professional services costs decreased 49% in 2002 and 30% in 2001. Maintenance and support costs increased 5% in 2002 and decreased 7% in 2001. We expect our services costs, in absolute dollars, to increase slightly in the near future. We expect services costs as a percentage of services revenue to remain stable over time, but may vary significantly from period to period depending on the mix of services we provide, whether such services are provided by us or third-party contractors and overall utilization rates of our services personnel.

Operating expenses

	Year Ended December 31,			2001 Compared to 2000	2002 Compared to 2001
	2000	2001	2002
Research and development	$58,324	$64,850	$51,334	11%	(21)%
Sales and marketing	177,391	178,282	84,775	1	(52)
General and administrative	38,625	29,907	21,344	(23)	(29)
Purchased in-process research and development, acquisition-related and other charges	169,885	1,919	1,786	(99)	(7)
Impairment of intangible assets	—	799,169	147,269	100	(82)
Business restructuring charges	—	120,935	35,822	100	(70)
Amortization of deferred stock compensation	33,863	8,734	1,396	(74)	(84)
Amortization of intangible assets	328,691	500,045	16,060	52	(97)

Total operating expenses	$806,779	$1,703,841	$359,786	111%	(79)%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 21% in 2002 and increased 11% in 2001. In 2002, the decrease in absolute dollars relates primarily to our restructuring efforts via reduced engineering headcount and other cost-saving measures. The increase as a percentage of revenue resulted from a decrease in total revenue. In 2001, the increase relates primarily to the timing of the OnDisplay acquisition in July 2000. This acquisition necessitated greater staffing to support our expanded product offering. We believe that continued investment in research and development is critical to attaining our strategic objectives and, therefore, expect that spending on research and development will remain relatively stable in the near term; however, these expenses may increase over the longer term.

Software development costs that were capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, totaled $0.7 million, $0.7 million and $1.9 million in 2002, 2001 and 2000, respectively. In connection with the restructuring plan implemented during 2001, we decided to no longer sell or support certain software products, resulting in an impairment of $1.9 million of previously capitalized software.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses decreased 52% in 2002 and increased 1% in 2001. In 2002, the decrease in absolute dollars and as a percentage of revenue relates primarily to our restructuring efforts via reduced headcount and other cost-saving measures, lower commissions due to lower product sales, as well as reduced bad debt charges. In 2001, the increase in absolute dollars relates primarily to expanding our customer care organization and increased bad debt charges recognized during the first quarter of 2001, partially offset by a decrease in earned commissions, due to lower product sales, and cost savings from our 2001 restructuring activities. The bad debt charges recognized during the first quarter of 2001 related to the unfavorable financial impacts the economic downturn had on many of our early-stage customers. The increase in sales and marketing expenses in 2001, as a percentage of total revenue, resulted from a decrease in total revenues. We anticipate sales and marketing expenses to decrease slightly in the near term; however, these expenses may increase over the longer term. We also anticipate that sales and marketing expenses may fluctuate as a percentage of total revenue from period to period as new sales personnel are hired and begin to achieve productivity as well as the timing of new product releases.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses decreased 29% in 2002 and 23% in 2001. The successive decreases in absolute dollars relates primarily to our restructuring efforts via reduced headcount and other cost-saving measures. In 2002, the increase as a percentage of revenue resulted from a decrease in total revenue. We anticipate general and administrative expenses to decrease slightly in the near term; however, these expenses may increase over the longer term. We also anticipate that general and administrative expenses may fluctuate as a percentage of total revenue from period to period.

Purchased in-process research and development, acquisition-related and other charges. During the three years ended December 31, 2002, we acquired a series of complementary businesses. The following table summarizes costs related to our business combinations (in thousands):

	Year Ended December 31,
	2000	2001	2002
Purchased in-process research and development	$146,600	$—	$800
Cross-training, product integration and other	4,431	94	404
Impairment of intangibles	2,791	—	—
Severance and other employee-related costs	1,534	—	—
Employee stock compensation	10,699	—	—
Contingent compensation	3,830	1,825	582

	$169,885	$1,919	$1,786

Included in the acquired net assets of DataSage, Inc., OnDisplay, Inc. and Epicentric, Inc. was purchased in-process research and development (“IPR&D”) efforts that we intended to substantially rework before integrating into our products (in thousands):

Acquired Company	Acquired IPR&D- Project Description	Estimated Fair Value	Current Status at December 31, 2002
DataSage, Inc. (2000) e-marketing and personalization software applications	NetCustomer – Integrate with content management systems, improve data collection processes and development of real-time personalization features	$24,700	Application from this project has been fully integrated into our products

	MarketExpert – Application for use in retail stores and pharmacies	6,500	Project canceled and has no alternative future use

	Analysis Engine – Creation of an online analysis manager engine and creation of application modules for use with the software	12,200	Application from this project has been fully integrated into our products

OnDisplay, Inc. (2000) business-to-business infrastructure software applications	Centerstage Platform – Platform to support OnDisplay product line	16,300	Project canceled and has no alternative future use

	E-BizXchange – Allows real-time business document exchange with partners	25,600	Application from this project has been fully integrated into our products

	E-Content – Transforms diverse content from various sources, including HTML	16,700	Application from this project has been fully integrated into our products

	E-Integrate – Integrates internal e-business systems such as ERP applications	5,800	Application from this project has been fully integrated into our products

	E-Notify – Enables e-mail notification systems	2,500	Project canceled and has no alternative future use

	E-Syndicate – Delivers real-time content syndication	2,300	Application from this project has been fully integrated into our products

	E-Wireless – Allows wireless information exchange	34,000	Application from this project has been fully integrated into our products

Epicentric, Inc. (2002) portal software applications	Foundation Server – Allows rapid construction and delivery of interactive business portals	800	Application from this project is being reworked and is expected to be integrated into our product line

The amounts allocated to IPR&D were based on discounted cash flow models, as modified to conform to Securities and Exchange Commission guidelines. Specifically, these models employed cash flow projections for revenue based on the projected incremental increase in revenue that the acquired company expected to receive from the completed IPR&D. Such assumptions were based on management’s estimates and the growth potential of the market. Revenue for the projection periods assumed an annual compound growth rate of 121.3%, 89.9% and 117.2% for DataSage, Inc., OnDisplay, Inc., and Epicentric, Inc., respectively, and was adjusted to reflect the percentage of research and development determined to be complete as of the acquisition date. Cost of revenue, selling, general and administrative expense, and research and development expense were estimated as a percent of revenue based on each acquired company’s historical results and industry averages. The cost to complete the in-process products was removed from the research and development expense. These estimated operating expenses as well as capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The after-tax cash flow projections were discounted using a risk-adjusted rate of return, of 22%, 21% and 40%, respectively. Such discount rates were based on each acquired company’s weighted average cost of capital of 16%, 16%, and 36%, respectively, as adjusted upwards for the additional risk related to the projects’ development and success.

The resulting IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative uses existed. The efforts required to develop the purchased IPR&D into commercially viable products related to the completion of all planning, designing, prototyping, verification and testing activities that would be necessary to establish that the products could be produced to meet their design specifications, including functions, features and technical performance requirements. The timing for the completion of such efforts was expected to range between twelve and eighteen months. Further, we were uncertain of our ability to complete the products within a timeframe acceptable to the market and ahead of competitors.

Impairment of intangible assets. Impairment of intangible assets decreased 82% in 2002 and increased 100% in 2001. These fluctuations relate primarily to the impairment of goodwill. We assess our goodwill annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We completed the 2002 annual assessment of goodwill using the two-step approach, pursuant to Statement 142, and as a result recorded a $147.0 million charge. The impairment was recorded in light of sustained negative industry and economic trends impacting current operations, the significant decline in our stock price for a sustained period of time and our market capitalization relative to our net book value. The impaired goodwill was originally recorded in connection with the four business combinations effected during 1999 and 2000. Such acquisitions were completed during a period when stock valuations for software companies were generally at much higher levels.

The value determined in Step 1 of the assessment, which involves comparing the fair value to the carrying value of the reporting unit, indicated a goodwill impairment. We estimated fair value based on market capitalization, as complemented by a discounted cash flow analysis. We measured the impairment loss by completing Step 2 during the fourth quarter of 2002. Step 2 involved determining the enterprise’s implied fair value of goodwill. The carrying amount of our goodwill was greater than the implied fair value of goodwill, resulting in full impairment of the remaining goodwill recorded in connection with our 1999 and 2000 business combinations.

Also in 2002, the DataSage, Inc. trademark was impaired due to changes in product offerings. Such changes altered the packaging and marketing of certain technology and therefore rendered the related trademark obsolete, resulting in a $0.3 million impairment charge.

Prior to the adoption of Statement 142 in 2002, we evaluated enterprise-level goodwill pursuant to APB Opinion No. 17, Intangible Assets, and recorded an impairment charge in 2001. The impairment was recorded in light of significant negative industry and economic trends impacting our operations, the significant decline in our stock price for a sustained period of time and our market capitalization relative to our net book value. The overall decline in industry and economic growth rates indicated that this trend may continue for an indefinite period. Using a discounted cash flow approach, we recorded a $799.2 million non-cash impairment charge in the quarter ended December 31, 2001 to reduce enterprise-level goodwill to its estimated fair value. Goodwill was originally recorded in connection with our four business acquisitions completed during fiscal years 1999 and 2000. Such acquisitions were generally completed during a period when stock valuations for companies in the software sector were at a much higher level. The estimate of fair value was based upon the discounted estimated cash flows using a discount rate of 24% and an estimated terminal growth rate of 6%. The discount rate was based upon our risk-adjusted weighted average cost of capital. The assumptions supporting the estimated cash flows, including the discount rate and estimated terminal value, reflect management’s best estimates. It is reasonably possible that the estimates and assumptions used may change.

We review goodwill and other intangible assets for possible impairment periodically. Sustained negative industry and economic trends, a decline in our stock price and market capitalization for an extended period of time, or changes in our product offerings could result in future impairment charges that are material to our consolidated financial statements.

Business restructuring charges. Business restructuring charges decreased 70% in 2002 and increased 100% in 2001. During 2002, we expanded the restructuring efforts initiated during 2001. Although we have substantially implemented the restructuring activities announced during 2001 and 2002, there can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals as of December 31, 2002 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	$36,558	$—	$6,606	43,164

Less: current portion				19,759

Accrued restructuring costs, less current portion				$23,405

Facility lease commitments relate to lease obligations for excess office space that we vacated or intend to vacate as a result of the restructuring plan. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any sublease income, were based on market information and trend analysis. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the accrual for facility lease commitments. In 2002, we recorded $16.1 million in restructuring expense relating to site consolidations. Of this $16.1 million, $9.5 million relates to adjustments to previous lease assumptions. The remaining $6.6 million relates to additional space consolidation in Austin, Texas; Reston, Virginia; Gaithersburg, Maryland; San Ramon, California; Waltham, Massachusetts; Maidenhead, United Kingdom; Hamburg, Germany; Madrid, Spain; Sydney and Melbourne, Australia; Hong Kong and Singapore. In 2001, we recorded $55.2 million in restructuring expense for site consolidations in: Austin and Houston, Texas; Redwood City, Los Angeles and San Ramon, California; Boston, Waltham; Reading and Cambridge, Massachusetts; New York, New York; Paris, France; Hamburg, Germany; Madrid, Spain; Sydney, Australia; Bangalore and Guragon, India and Singapore. At December 31, 2002, the maximum remaining lease commitment was 9 years.

As a result of our decision to vacate certain office space, to align our infrastructure with current and projected headcount, and to no longer sell or support certain products acquired through business combinations or software arrangements, we impaired certain fixed assets, prepaid royalties and intangible assets, totaling $9.2 million in 2002 and $33.7 million in 2001.

Employee separation and other costs include: severance, related taxes, outplacement and other restructuring charges. During 2002 and 2001, we severed approximately 550 and 975 employees, respectively. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

Amortization of deferred stock compensation. For stock options issued to employees, we record deferred compensation at the grant date if a difference exists between the exercise price and the market value of our common stock. For restricted share issuances, including those issued in February 2001 as part of our stock option exchange program, we record deferred compensation equal to the market value on the issue date. For the stock options we assumed in connection with our acquisition of OnDisplay, Inc. in July 2000, we have recorded deferred compensation for the difference between the exercise price of the unvested stock options and the fair value of our common stock at the acquisition date.

Deferred stock compensation is amortized on an accelerated basis over the vesting periods of the applicable options and restricted share grants. Amortization of deferred stock compensation is attributable to the following cost categories (in thousands):

	Year Ended December 31,
	2000	2001	2002
Cost of revenue—services	$2,968	$1,965	$170
Research and development	12,300	2,446	441
Sales and marketing	11,785	3,066	416
General and administrative	6,810	1,257	369

	$33,863	$8,734	$1,396

Amortization of intangible assets. Intangible amortization expense decreased 97% in 2002 and increased 52% in 2001. In 2002, the decrease relates to our adoption of Statement 142. For goodwill and other indefinite-lived intangible assets, Statement 142 requires that ratable amortization be replaced with periodic review and analysis for possible impairment. An intangible asset with a definite life must continue to be amortized over its estimated useful life. In 2001, the increase relates to amortization of acquired OnDisplay intangible assets for a full year. Excluding goodwill, acquired workforce and trademark amortization expense of $490.3 million, adjusted amortization expense was $9.7 million in 2001. Excluding goodwill, acquired workforce and trademark amortization expense of $321.5 million, adjusted amortization expense was $7.2 million in 2000. The increase in 2002 relates to a change in the estimated useful life of technologies purchased as part of the OnDisplay, Inc. acquisition. Due to changes in our product architecture and anticipated future product offerings, the estimated life of this acquired technology was reduced from four years to two years. Such technology was fully amortized at June 30, 2002.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, as well as recognized investment gains and losses.

	Year Ended December 31,			2001 Compared to 2000	2002 Compared to 2001
	2000	2001	2002
Other income (expense), net	$25,992	$(35,275)	$(517)	$(236)%	99%

Other income and expense increased 99% in 2002 and decreased 236% in 2001. These fluctuations relate primarily to the impairment of certain long-term investments. The impaired long-term investments generally consist of redeemable convertible preferred stock in privately-held technology companies as well as common stock in publicly-held technology companies. We periodically analyze our long-term investments for impairments that are considered other than temporary. As a result, we recognized impairment charges of $6.5 million, $51.6 million and $0 in 2002, 2001 and 2000, respectively.

Excluding such investment impairment charges, other income and expense, net was $6.0 million, $16.3 million and $26.0 million in 2002, 2001 and 2000, respectively. These successive decreases relate primarily to a general decline in investment yields on our lower cash, cash equivalents and short-term investment balances as well as a $0.8 million fixed asset impairment recognized during 2002, not related to our restructuring activities.

At December 31, 2002, our unrestricted, long-term investments totaled $2.0 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Year Ended December 31,			2001 Compared to 2000	2002 Compared to 2001
	2000	2001	2002
Provision for income taxes	$1,449	$1,731	$1,319	$19%	(24)%

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

	Three Months Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except share data and percentages)
Revenue:
Product license	$48,004	$44,529	$40,276	$21,572	$20,491	$12,610	$11,354	$17,963
Services	42,122	39,095	30,220	30,932	25,888	23,039	21,362	22,431

Total revenue	90,126	83,624	70,496	52,504	46,379	35,649	32,716	40,394
Cost of revenue:
Product license	1,477	1,135	1,639	992	826	486	394	682
Amortization of acquired technology	–	–	–	–	–	–	–	267
Services	25,354	22,101	17,021	13,823	13,082	10,945	9,701	9,946

Total cost of revenue	26,831	23,236	18,660	14,815	13,908	11,431	10,095	10,895

Gross profit	63,295	60,388	51,836	37,689	32,471	24,218	22,621	29,499
Operating expenses:
Research and development	18,988	16,463	15,570	13,829	13,949	12,951	11,757	12,677
Sales and marketing	52,672	50,117	44,867	30,626	28,989	18,787	16,681	20,318
General and administrative	7,935	8,137	6,932	6,903	6,627	5,234	5,107	4,376
Purchased in-process research and development, acquisition-related and other charges	678	663	578	–	–	–	–	1,786
Impairment of intangible assets	–	–	–	799,169	–	–	–	147,269
Business restructuring charges	49,122	41,536	–	30,277	13,808	–	18,064	3,950
Amortization of deferred stock compensation	4,097	2,705	1,731	201	709	364	137	186
Amortization of intangible assets	126,865	124,109	125,530	123,541	7,633	7,612	334	481

Total operating expenses	260,357	243,730	195,208	1,004,546	71,715	44,948	52,080	191,043

Loss from operations	(197,062)	(183,342)	(143,372)	(966,857)	(39,244)	(20,730)	(29,459)	(161,544)
Other income (expense), net	(32,500)	848	(4,248)	625	1,687	1,051	(4,676)	1,421

Loss before income taxes	(229,562)	(182,494)	(147,620)	(966,232)	(37,557)	(19,679)	(34,135)	(160,123)
Provision for income taxes	200	878	297	356	390	232	70	627

Net loss	$(229,762)	$(183,372)	$(147,917)	$(966,588)	$(37,947)	$(19,911)	$(34,205)	$(160,750)

Basic net loss per share (1)	$(0.97)	$(0.76)	$(0.61)	$(3.96)	$(0.15)	$(0.08)	$(0.14)	$(0.64)

(1)	Basic net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual loss per share.

	Three Months Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
As a Percentage of Total Revenue:
Revenue:
Product license	53%	53%	57%	41%	44%	35%	35%	44%
Services	47	47	43	59	56	65	65	56

Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product license	2	1	2	2	2	1	1	2
Amortization of acquired technology	—	—	—	—	—	—	—	1
Services	28	27	24	26	28	31	30	24

Total cost of revenue	30	28	26	28	30	32	31	27

Gross profit	70	72	74	72	70	68	69	73
Operating expenses:
Research and development	21	20	22	26	30	36	36	31
Sales and marketing	58	60	64	58	63	53	51	50
General and administrative	9	10	10	13	14	15	16	11
Purchased in-process research and development, acquisition-related and other charges	1	1	1	—	—	—	—	4
Impairment of intangible assets	—	—	—	1,522	—	—	—	365
Business restructuring charges	54	50	—	58	30	—	54	10
Amortization of deferred stock compensation	4	3	2	1	2	1	1	1
Amortization of intangible assets	141	147	178	235	16	21	1	1

Total operating expenses	288	291	277	1,913	155	126	159	473

Loss from operations	(218)	(219)	(203)	(1,841)	(85)	(58)	(90)	(400)
Other income (expense), net	(36)	1	(6)	1	4	3	(14)	4

Loss before income taxes	(254)	(218)	(209)	(1,840)	(81)	(55)	(104)	(396)
Provision for income taxes	1	1	1	1	1	1	1	2

Net loss	(255)%	(219)%	(210)%	(1,841)%	(82)%	(56)%	(105)%	(398)%

As a result of our limited operating history, we cannot forecast operating expenses based on historical results. Accordingly, we base our forecast for expenses in part on future revenue projections. Many of these expenses are fixed in the short term, and we may not be able to quickly reduce spending if revenues are lower than we have projected. Our ability to accurately forecast our quarterly revenue is limited due to the long sales cycle of our software products, which makes it difficult to predict the quarter in which product implementation will occur, and the variability of customer demand for professional services. We would expect our business, operating results and financial condition to be materially adversely affected if revenues do not meet projections and that net losses in a given quarter would be even greater than expected.

Our operating results have varied significantly from quarter to quarter in the past and we expect our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

•	Demand for our products and services;

•	The timing of sales of our products and services;

•	The timing of customer orders and product implementations;

•	Seasonal fluctuations in information technology purchasing;

•	Unexpected delays in introducing new products and services;

•	Increased expenses, whether related to sales and marketing, product development or administration;

•	Changes in the rapidly evolving market for Web-based applications;

•	The mix of product license and services revenue, as well as the mix of products licensed;

•	The mix of services provided and whether services are provided by our own staff or third-party contractors;

•	The mix of domestic and international sales;

•	Difficulties in collecting accounts receivable;

•	Costs related to possible acquisitions of technology or businesses;

•	Global events, including terrorist activities and military operations, and

•	The general economic climate.

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2002, we had federal net operating loss and research and development carryforwards of approximately $726.6 million and $10.7 million, respectively. The net operating loss and credit carryforwards will expire at various dates, between 2003 and 2002, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Net operating loss carryforwards of approximately $142.4 million and tax credit carryforwards of $2.0 million at December 31, 2002 were incurred by Diffusion, Inc., Engine 5, Ltd., DataSage, Inc., OnDisplay, Inc. and Epicentric, Inc. prior to being acquired by us and will be subject to annual limitation. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

We have provided a full valuation allowance on our net deferred tax assets, which include net operating loss and research and development carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets.

As of December 31, 2002, the valuation allowance includes approximately $43.8 million related to the acquisition of Diffusion, Inc., Engine 5, Ltd., DataSage, Inc., OnDisplay, Inc. and Epicentric, Inc. net deferred tax assets. The initial recognition of these acquired deferred tax asset items will first reduce goodwill, then other non-current intangible assets of the acquired entity. Approximately $143.2 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, substantially all of which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

Liquidity and Capital Resources

The following table presents selected financial statistics and information at December 31, unless otherwise noted (dollars in thousands):

	2000	2001	2002
Cash and cash equivalents	$435,481	$348,916	$216,076
Short-term investments	$12,352	$42,716	$91,678
Working capital	$389,831	$311,921	$214,625
Current ratio	3.4:1	3.6:1	2.7:1
Days of sales outstanding – for the quarter ended	73	61	65

At December 31, 2002, we had $307.8 million in cash, cash equivalents and short-term investments and no debt. We invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale.

Net cash used in operating activities was $76.2 million, $44.3 million and $13.0 million in 2002, 2001 and 2000, respectively. The successive increases in operating cash outflows was due primarily to increases in our net losses, excluding non-cash and restructuring charges, and changes in working capital. We anticipate using net cash to fund operating activities in future periods as well as to fulfill our restructuring and exit commitments.

Net cash used in investing activities was $64.3 million and $51.6 million in 2002 and 2001, respectively and net cash provided by investing activities was $23.1 million in 2000. In 2002, the increase in cash use was due primarily to our increased investment in short-term marketable securities and the purchase of Epicentric, Inc., partially offset by decreased capital expenditures. In 2001, the increase in cash use was due to significant cash balances acquired through business combinations in 2000 and increased investment in short-term marketable securities, partially offset by decreased capital expenditures. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in short-term securities to maximize investment yields while preserving cash flow for operational purposes, and acquisition of intellectual property or complementary businesses to expand our market.

Net cash provided by financing activities was $5.3 million, $11.8 million and $34.0 million in 2002, 2001 and 2000, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of employee stock purchase plan shares. Also included in our financing activities during 2002 and 2001 were payments for the repurchase of 0.2 million and 1.4 million shares of our common stock, totaling $0.2 million and $5.5 million, respectively.

Our long-term investments are classified as available-for-sale and generally consist of common stock in publicly-held technology companies, limited partnership interests in a technology incubator, and cash collateral pledged for certain lease obligations. At December 31, 2002 and 2001, long-term investments totaled $13.7 million and $22.4 million, respectively. The decrease relates primarily to the impairment of certain investments. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At December 31, 2002 and 2001, we had pledged $11.7 million and $13.7 million, respectively, as cash collateral for certain of our lease obligations. These investments will remain restricted to the extent that the security requirements exist.

We expect our existing cash, cash equivalents and short-term investment balances will decline in the near future. During the quarter ended March 31, 2003, we expect to pay approximately $14.0 million in remaining consideration for the Epicentric, Inc. acquisition. We believe that our existing balances will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months. We may require additional funds for other purposes and may seek to raise such additional funds through public and private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

At December 31, 2002, future minimum lease payments under noncancelable leases, including $36.6 million accrued as restructuring charges and $9.8 million accrued as exit costs in connection with the 2002 Epicentric acquisition, are as follows:

	Operating Leases
	Gross Commitment	Contractual Sublease Income	Net Commitment	Capital Leases
2003	$18,004	$1,636	$16,368	$373
2004	14,057	801	13,256	30
2005	12,510	316	12,194	4
2006	6,926	—	6,926	—
2007	4,231	—	4,231	—
Thereafter	11,417	—	11,417	—

Total minimum lease payments	$67,145	$2,753	$64,392	407

Amounts representing interest				(30)

Present value of net minimum lease payments (including current portion of $324)				$377

Recent Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board (“FASB”) issued staff announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which was subsequently incorporated in Emerging Issues Task Force Issue No. 01-14 (“Issue 01-14”). Issue 01-14 requires companies to characterize customer reimbursements received for out-of-pocket expenses as revenues in the statement of operations. Issue 01-14 did not have a significant effect on total services revenues or the services gross margin percentages and has no effect on net income (loss) as it increases both services revenues and cost of services. Because customer reimbursements received for out-of-pocket expenses were not material for the respective years ended December 31, 2000 or 2001, the Consolidated Statements of Operations for such periods have not been restated.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). Statement 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under Issue 94-3, a liability for an exit cost is recognized when a company commits to an exit plan. Statement 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, Statement 146 may affect the timing and amount of recognizing restructuring costs. We will adopt the provisions of Statement 146 for any restructuring activities initiated after December 31, 2002.

In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“Issue 00-21”). Issue 00-21 sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. We are required to adopt Issue 00-21 beginning November 1, 2003. We are currently assessing the impact of Issue 00-21 on our consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“Statement 148”). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. This Annual Report complies with the requirements of Statement 148. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of Statement 148 did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States of America and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Asia and Australia where transactions are denominated in the local currency of each location. As a result, our financial results could be affected by changes in foreign currency exchange rates. We currently do not use derivatives to hedge potential exposure to foreign currency exchange rate risk. To date, the impact of foreign currency exchange rate fluctuations has not been material to our consolidated financial statements.

Interest Rate Risk

Cash, cash equivalents and short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material interest risk exposure. Our investment policy requires us to invest funds in excess of current operating requirements in:

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

At December 31, 2002, our cash and cash equivalents consisted primarily of commercial paper and market auction preferreds. Our short-term investments will mature in less than one year from December 31, 2002 and were invested in corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. These securities as classified as available-for-sale and are recorded at their estimated fair market value.

Long-term investments. We invest in emerging technology companies considered strategic to our software business. At December 31, 2002, long-term investments consisted of common stock held in publicly-traded technology companies and a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. Our investments in redeemable convertible preferred stock in privately-held technology companies were fully impaired as of June 30, 2002. Fair market values were based on quoted market prices where available. If quoted market prices were not available, we use a composite of quoted market prices of companies that are comparable in size and industry classification to our portfolio. We classify our long-term investments as available-for-sale and have recorded a cumulative net unrealized gain of $0.01 million and $1.4 million related to these securities at December 31, 2002 and 2001, respectively.

In addition to strategic investments, we held $11.7 million and $13.7 million in restricted investments at December 31, 2002 and 2001, respectively. At December 31, 2002, restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. The maturity dates range from 2003 to 2010 and the average yield of these investments is approximately 1.38%.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements that appears on page F–1 of this Report. The Report of Independent Auditors, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, listed in the Index to Consolidated Financial Statements, which appear beginning on page F–2 of this Report, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and executive officers is incorporated herein by reference from the sections entitled “Proposal No. 1- Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrant’s Annual Meeting of Stockholders to be held on May 15, 2003. The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Share Ownership of Certain Beneficial Owners and Management” of the Proxy Statement. The table presents the following information as of December 31, 2002: (i) aggregate number of securities to be issued under the stock plans upon exercise of outstanding options, warrants and other rights, (ii) the related weighted-average exercise price and (iii) the aggregate number of securities reserved for future issuance under such plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in business combinations. Note (5) to the table sets forth option information for those plans assumed by the Company.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (i)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (ii)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [Excluding Securities Reflected in Column (i)] (iii)
Equity compensation plans approved by security holders (1)	22,276,590	(3)	$4.76	(3)	37,825,623	(4)
Equity compensation plans not approved by security holders (2)	23,159,769		$5.46		16,973,784

	45,436,359		$5.11		54,799,407

(1)	Consists of the following plans: 1995 Stock Option/Stock Issuance Plan, the 1999 Equity Incentive Plan, the 1999 Non-Employee Directors Plan and the Employee Stock Option Plan (“ESPP”). Each fiscal year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Equity Incentive Plan automatically increased by the lesser of (i) 5% of the total number of shares of the common stock then outstanding or (ii) 11,804,820 shares. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the number of shares under the ESPP automatically increased by the lesser of (i) 2% of the total number of shares of common stock then outstanding or (ii) 4,500,000 shares.

(2) Consists of the 1999 Supplemental Stock Option Plan (the “1999 Supplemental Plan”) as well as inducement option grants for certain Company officers at the time of hire. As it relates to the 1999 Supplemental Plan, a total of 15,309,769 shares of the Company’s common stock were issuable upon exercise of outstanding options at December 31, 2002. The weighted average exercise price of those outstanding options was $6.66 per share. No options were granted and no shares were issued under the 1999 Supplemental Plan to any of the Company’s directors or executive officers. The material features of the 1999 Supplemental Plan are outlined in Note 5 to the Consolidated Financial Statements.

As it relates to inducement options granted to Company officers, such grants were issued pursuant to NASD Rule 4350(i). As of December 31, 2002, a total of 7,850,000 shares of the Company’s common stock were issuable upon exercise of such outstanding options. The weighted average exercise price of those outstanding options was $3.11 per share. In addition to the individual terms summarized in items (a) - (e) below, if there is a change in control of the Company and the respective officer’s employment is terminated within eighteen months of the change in control, then the remaining unvested options will become immediately exercisable.

(a) On December 9, 2002, the Company granted Michael K. Crosno, Executive Vice President – Worldwide Operations, 1,850,000 stock options at an exercise price of $1.37 per share. These options expire on December 9, 2010 and become exercisable as follows: 25% on December 2, 2003 and 6.25% quarterly thereafter. Also on December 9, 2002, the Company issued Mr. Crosno 500,000 shares of restricted stock, subject to the Company’s right to repurchase unvested shares. The stock vests 50% on November 15, 2003 and 12.5% quarterly thereafter. If Mr. Crosno resigns under certain circumstances or his employment is terminated for any reason other than cause, then the remaining unvested options will become immediately exercisable. Since these restricted shares have been issued, they have been excluded from the table, above.

(b) On July 21, 2002, the Company granted Jon O. Niess, Senior Vice President – Worldwide Sales and Operations, 1,000,000 stock options at an exercise price of $1.42 per share. These options expire on July 21, 2010 and become exercisable as follows: 25% on July 8, 2003 and 6.25% quarterly thereafter. If Mr. Niess is terminated during his first year of employment, and such termination is for any reason other than cause, then the options will vest as though Mr. Niess completed one year of employment.

(c) On February 22, 2002, the Company granted Jeanne K. Urich, Senior Vice President – Global Professional Services, 1,000,000 stock options at an exercise price of $2.82 per share. These options expire on February 22, 2010 and become exercisable as follows: 6.25% on May 22, 2002 and 6.25% quarterly thereafter. If Ms. Urich’s employment is terminated without cause, then the options remain exercisable for six months to the extent vested.

(d) On April 6, 2001, the Company granted Thomas E. Hogan, President, Chief Executive Officer and Director, 3,450,000 stock options at an exercise price of $3.88. These options expire on April 6, 2009 and become exercisable as follows: 25% of 862,500 options on June 5, 2001 and 25% quarterly thereafter; and 6.25% of 2,587,500 options on June 5, 2001 and 6.25% quarterly thereafter. If Mr. Hogan’s employment is terminated for any reason other than cause or if Mr. Hogan resigns under certain circumstances, then the options will vest as though Mr. Hogan completed one additional year of employment, but not more than 25% of the then unvested shares.

(e) On January 22, 2001, the Company granted Bryce M. Johnson, Senior Vice President, General Counsel and Secretary, 550,000 stock options at an exercise price of $7.75 per share. These options expire on January 22, 2009 and become exercisable as follows: 25% on January 22, 2002 and 6.25% quarterly thereafter.

(3) Excludes purchase rights accrued under the ESPP.

(4) Includes shares available for future issuance under the ESPP. As of December 31, 2002, there were 14,755,844 shares available for future issuance.

(5) Excludes information for equity compensation plans assumed by the Company in business combinations. As of December 31, 2002, a total of 605,202 shares of the Company’s common stock were issuable upon exercise of outstanding options under the assumed plans. The related weighted average exercise price of those outstanding options was $11.61 per share. Upon assumption by the Company, no additional options may be granted under these plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this Annual Report on Form 10-K, the Company, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported in a timely manner.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

The Company’s consolidated financial statements, listed on the Index to Consolidated Financial Statements, on page F-1.

(2)	Financial Statement Schedules.

Financial Statement Schedules have been omitted as the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto. See also Item 14(d) below.

(3)	Exhibits

Reference is made to Item 15(c) of this Annual Report on Form 10-K.

(b) Reports on Form 8-K.

(i)	Report on Form 8-K filed November 4, 2002, referencing the press release dated October 29, 2002, announcing that the Company entered into a definitive agreement to acquire all of the issued and outstanding shares of Epicentric, Inc.

(ii)	Report on Form 8-K filed November 15, 2002, referencing the press release dated November 11, 2002, announcing that the Company approved a corporate stock repurchase program.

(iii)	Report on Form 8-K filed December 6, 2002, referencing the press release dated December 3, 2002, announcing that the Company acquired all of the issued and outstanding shares of Epicentric, Inc.

(c) Exhibits

Exhibits submitted with this Annual Report on Form 10-K, as filed with the Securities and Exchange Commission and those incorporated by reference to other filings, are listed, below.

Exhibit Number		Description

2.1	*	Agreement between Registrant and Diffusion, Inc. dated May 10, 1999.

2.2	**	Agreement between Registrant and DataSage, Inc. dated January 7, 2000.

2.3	****	Agreement and Plan of Merger, among Registrant, Wheels Acquisition Corp. and OnDisplay, Inc. dated May 21, 2000.

3.1	†	Certificate of Incorporation of the Registrant.

3.2	***	Amendment to Certificate of Incorporation of the Registrant.

3.3	†	Bylaws of the Registrant.

3.4	††††	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.

4.1		Reference is made to Exhibits 3.1, 3.2. and 3.3

4.2	†	Specimen common stock certificate.

4.3	†	Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.

4.4	††††	Rights Agreement dated April 25, 2002 between the Company and Mellon Investor Services, LLC.

10.1	†	Form of Indemnification Agreements.

10.2	†	1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.

10.3	†	1999 Equity Incentive Plan.

10.4	†††	Amended and Restated Employee Stock Purchase Plan.

10.5	†	1999 Non-Employee Directors Option Plan.

10.6		1999 Supplemental Stock Option Plan.

10.11	†	“Prism” Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET, Inc.

10.12	†	Letter Amendment to “Prism” Development and Marketing Agreement between the Registrant and CNET, Inc. dated August 15, 1998 and attachments thereto.

10.18	††	Lease Agreement dated March 3, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.19	††	First Amendment to Lease Agreement dated September 1, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.20	††	Sublease dated September 26, 2000 among the Registrant, Aptis, Inc. and Billing Concepts Corp.

10.21		Stock Option Agreement—Michael K. Crosno.

10.22		Restricted Stock Agreement—Michael K. Crosno.

10.23		Stock Option Agreement—Jon O. Niess.

10.24		Stock Option Agreement—Jeanne K. Urich.

10.25		Stock Option Agreement I—Thomas E. Hogan.

10.26		Stock Option Agreement II—Thomas E. Hogan.

10.27		Stock Option Agreement—Bryce M. Johnson.

21.1		Subsidiaries List.

23.1		Consent of Ernst & Young LLP, Independent Auditors.

99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-68345).
††	Incorporated by reference to the Company’s Form 10-K/A filed on March 30, 2001 (File No. 000-25375).
†††	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002 (File No. 000-25375).
††††	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375).
*	Incorporated by reference to the Company’s Form 8-K filed on July 15, 1999 (File No. 000-25375).
**	Incorporated by reference to the Company’s Form 8-K filed on February 29, 2000 (File No. 000-25375).
***	Incorporated by reference to the Company’s definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000.
****	Incorporated by reference to the Company’s Registration Statement on Form S-4, as amended (File No. 333-38478).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vignette Corporation (Registrant)

By:	/s/ THOMAS E. HOGAN
Thomas E. Hogan President and Chief Executive Officer

Dated: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS E. HOGAN Thomas E. Hogan	President, Chief Executive Officer and Director	March 28, 2003

/s/ CHARLES W. SANSBURY Charles W. Sansbury	Chief Financial Officer	March 28, 2003

/s/ GREGORY A. PETERS Gregory A. Peters	Chairman of the Board of Directors	March 28, 2003

/s/ ROBERT E. DAVOLI Robert E. Davoli	Director	March 28, 2003

/s/ JEFFREY S. HAWN Jeffrey S. Hawn	Director	March 28, 2003

/s/ MICHAEL D. LAMBERT Michael D. Lambert	Director	March 28, 2003

/s/ JAN H. LINDELOW Jan H. Lindelow	Director	March 28, 2003

/s/ STEVEN G. PAPERMASTER Steven G. Papermaster	Director	March 28, 2003

CERTIFICATION

I, Thomas E. Hogan, certify that:

1.	I have reviewed this annual report on Form 10-K of Vignette Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ THOMAS E. HOGAN

Thomas E. Hogan

President and Chief Executive Officer

CERTIFICATION

I, Charles W. Sansbury, certify that:

1.	I have reviewed this annual report on Form 10-K of Vignette Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ CHARLES W. SANSBURY

Charles W. Sansbury

Chief Financial Officer

VIGNETTE CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Auditors	F–2

Consolidated Balance Sheets at December 31, 2001 and 2002	F–3

Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002	F–4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2000, 2001 and 2002	F–5

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002	F–7

Notes to Consolidated Financial Statements	F–8

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Vignette Corporation

We have audited the accompanying consolidated balance sheets of Vignette Corporation (the “Company”) as of December 31, 2001 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vignette Corporation at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets upon the required adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ ERNST & YOUNG LLP

Austin, Texas

January 17, 2003

VIGNETTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
ASSETS	2001	2002
Current assets:
Cash and cash equivalents	$348,916	$216,076
Short-term investments	42,716	91,678
Accounts receivable, net of allowance of $9,335 in 2001 and $7,726 in 2002	35,477	28,817
Prepaid expenses and other	4,720	4,044

Total current assets	431,829	340,615

Property and equipment:
Equipment	2,309	1,401
Computers and purchased software	52,376	41,840
Furniture and fixtures	4,839	2,792
Leasehold improvements	15,142	10,948

	74,666	56,981
Accumulated depreciation	(31,191)	(33,481)

	43,475	23,500
Investments	22,414	13,652
Goodwill, net of accumulated amortization and impairment charges of $1,604,624 in 2001 and $1,771,583 in 2002	144,420	32,993
Other intangible assets, net of accumulated amortization and impairment charges of $40,509 in 2001 and $37,263 in 2002	18,791	11,637
Other assets	2,097	2,215

Total assets	$663,026	$424,612

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,967	$3,151
Accrued employee liabilities	22,896	15,955
Accrued restructuring charges	23,390	19,759
Accrued exit and severance cost	—	5,027
Accrued acquisition consideration	—	13,854
Accrued other charges	18,203	19,901
Deferred revenue	39,956	41,644
Current portion of capital lease obligation	750	324
Other current liabilities	5,746	6,375

Total current liabilities	119,908	125,990
Accrued restructuring charges, less current portion	26,482	23,405
Accrued exit and severance cost, less current portion	—	6,662
Deferred revenue, less current portion	6,095	2,650
Capital lease obligation, less current portion	240	53

Total liabilities	152,725	158,760

Stockholders’ equity:
Common stock – $0.01 par value; 500,000,000 shares authorized; 246,483,932 and 251,842,374 shares issued and outstanding for 2001 and 2002, respectively (net of treasury shares of 2,968,647 and 2,387,843 for 2001 and 2002, respectively)	2,465	2,518
Additional paid-in capital	2,648,688	2,657,014
Notes receivable for purchase of common stock	(32)	(32)
Deferred stock compensation	(734)	(1,367)
Accumulated other comprehensive income	(448)	170
Accumulated deficit	(2,139,638)	(2,392,451)

Total stockholders’ equity	510,301	265,852

Total liabilities and stockholders’ equity	$663,026	$424,612

The accompanying notes are an integral part of these consolidated financial statements.

3

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
Revenue:
Product license	$216,257	$154,381	$62,418
Services	150,404	142,369	92,720

Total revenue	366,661	296,750	155,138

Cost of revenue:
Product license	7,611	5,243	2,388
Amortization of acquired technology	—	—	267
Services (1)	109,039	78,299	43,674

Total cost of revenue	116,650	83,542	46,329

Gross profit	250,011	213,208	108,809

Operating expenses:
Research and development (1)	58,324	64,850	51,334
Sales and marketing (1)	177,391	178,282	84,775
General and administrative (1)	38,625	29,907	21,344
Purchased in-process research and development, acquisition-related and other charges	169,885	1,919	1,786
Impairment of intangible assets	—	799,169	147,269
Business restructuring charges	—	120,935	35,822
Amortization of deferred stock compensation	33,863	8,734	1,396
Amortization of intangible assets	328,691	500,045	16,060

Total operating expenses	806,779	1,703,841	359,786

Loss from operations	(556,768)	(1,490,633)	(250,977)

Other income (expense):
Interest income	29,312	17,173	7,100
Interest expense	(3,281)	(191)	(29)
Other	(39)	(52,257)	(7,588)

Total other income (expense), net	25,992	(35,275)	(517)

Loss before income taxes	(530,776)	(1,525,908)	(251,494)

Provision for income taxes	1,449	1,731	1,319

Net loss	$(532,225)	$(1,527,639)	$(252,813)

Basic net loss per share	$(2.59)	$(6.32)	$(1.01)

Shares used in computing basic net loss per share	205,885	241,762	249,212

	Year Ended December 31,
	2000	2001	2002
(1) Excludes amortization of deferred stock compensation as follows:
Cost of revenue—services	$2,968	$1,965	$170
Research and development	12,300	2,446	441
Sales and marketing	11,785	3,066	416
General and administrative	6,810	1,257	369

	$33,863	$8,734	$1,396

The accompanying notes are an integral part of these consolidated financial statements.

4

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Warrants	Notes Receivable for Purchase of Common Stock	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 1999	178,642,806	$1,788	$528,466	$12	$(75)	$(13,359)	$1	$(79,774)	$437,059
Issuance of common stock in purchase of businesses	43,830,486	438	2,077,149	—	(1,788)	(52,865)	—	—	2,022,934
Issuance of common stock pursuant to employee stock purchase plan	2,072,902	21	10,217	—	—	—	—	—	10,238
Stock options exercised	13,138,972	131	28,404	—	—	—	—	—	28,535
Warrants exercised	145,475	2	3,514	(12)	—	—	—	—	3,504
Repurchase of unvested common stock	(59,514)	—	(38)	—	—	—	—	—	(38)
Deferred stock compensation related to stock options, net of forfeitures	—	—	(4,733)	—	—	4,733	—	—	—
Payments on notes receivable for purchase of common stock	—	—	—	—	963	—	—	—	963
Amortization of deferred stock compensation	—	—	(42)	—	—	41,705	—	—	41,663
Treasury stock purchase	(6,052)	—	(443)	—	—	—	—	—	(443)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(532,225)	(532,225)
Unrealized investment gains of $12,040, cumulative at December 31, 2000	—	—	—	—	—	—	11,986	—	11,986
Foreign currency translation adjustment, cumulative translation gain of $284 at December 31, 2000	—	—	—	—	—	—	337	—	337

Total comprehensive loss									(519,902)

Balance at December 31, 2000	237,765,075	2,380	2,642,494	—	(900)	(19,786)	12,324	(611,999)	2,024,513
Issuance of common stock in purchase of businesses, for contingent purchase price	121,751	1	2,630	—	—	—	—	—	2,631
Issuance of common stock pursuant to employee stock purchase plan	2,182,189	22	9,806	—	—	—	—	—	9,828
Stock options exercised	6,953,197	70	7,581	—	—	—	—	—	7,651
Issuance of common stock pursuant to option exchange program	1,788,929	17	14,961	—	—	(14,978)	—	—	—
Issuance of common stock pursuant to business restructuring activities	122,552	1	1,961	—	—	—	—	—	1,962
Repurchase of unvested common stock	(1,052,968)	(10)	(313)	—	—	—	—	—	(323)
Repurchase of common stock	(1,400,000)	(14)	(5,436)	—	—	—	—	—	(5,450)
Payments on notes receivable for purchase of common stock	—	—	—	—	868	—	—	—	868
Deferred stock compensation related to stock options	—	—	623	—	—	(623)	—	—	—
Forfeiture of stock options	—	—	(25,600)	—	—	25,919	—	—	319
Amortization of deferred stock compensation	—	—	—	—	—	8,734	—	—	8,734
Other	3,207	(2)	(19)	—	—	—	—	—	(21)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(1,527,639)	(1,527,639)
Unrealized investment gains of $1,194, cumulative at December 31, 2001	—	—	—	—	—	—	2,830	—	2,830
Realized investment losses	—	—	—	—	—	—	(13,676)	—	(13,676)
Foreign currency translation adjustment, cumulative translation loss of $(1,642) at December 31, 2001	—	—	—	—	—	—	(1,926)	—	(1,926)

Total comprehensive loss									(1,540,411)

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (Continued)

(in thousands, except share data)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Warrants	Notes Receivable for Purchase of Common Stock	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2001	246,483,932	$2,465	$2,648,688	$—	$(32)	$(734)	$(448)	$(2,139,638)	$510,301
Issuance of common stock pursuant to employee stock purchase plan	1,777,475	18	4,162	—	—	—	—	—	4,180
Stock options exercised	2,653,595	26	2,327	—	—	—	—	—	2,353
Issuance of common stock pursuant to business restructuring activities	111,046	1	94	—	—	—	—	—	95
Repurchase of unvested common stock	(49,416)	(1)	(175)	—	—	144	—	—	(32)
Repurchase of common stock	(232,500)	(2)	(246)	—	—	—	—	—	(248)
Deferred stock compensation related to stock option and restricted stock grants	1,080,992	11	2,234	—	—	(2,245)	—	—	—
Forfeiture of stock options	—	—	(86)	—	—	86	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	1,396	—	—	1,396
Other	17,250	—	16	—	—	(14)	—	—	2
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(252,813)	(252,813)
Unrealized investment losses of $(192), cumulative at December 31, 2002	—	—	—	—	—	—	(662)	—	(662)
Realized investment losses	—	—	—	—	—	—	(724)	—	(724)
Foreign currency translation adjustment, cumulative translation gain of $362 at December 31, 2002	—	—	—	—	—	—	2,004	—	2,004

Total comprehensive loss									(252,195)

Balance at December 31, 2002	251,842,374	$2,518	$2,657,014	$—	$(32)	$(1,367)	$170	$(2,392,451)	$265,852

The accompanying notes are an integral part of these consolidated financial statements.

6

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2000	2001	2002
Operating activities:
Net loss	$(532,225)	$(1,527,639)	$(252,813)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	13,599	21,065	18,672
Amortization	328,691	500,574	16,444
Impairment of intangible assets	—	799,169	147,269
Noncash compensation expense	33,863	8,734	1,396
Purchased in-process research and development, acquisition-related and other charges (noncash)	161,826	207	800
Noncash restructuring charges	—	35,015	9,229
Fixed asset impairments	—	—	792
Noncash investment impairments	—	51,563	6,496
Interest on restricted cash investments	—	(702)	(207)
Other noncash items	679	172	36
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	(64,388)	61,975	12,751
Prepaid expenses and other assets	(11,731)	4,352	578
Accounts payable	10,509	(8,482)	(7,107)
Accrued expenses	19,264	29,587	(20,720)
Deferred revenue	19,433	(16,605)	(9,914)
Other liabilities	7,519	(3,276)	128

Net cash used in operating activities	(12,961)	(44,291)	(76,170)

Investing activities:
Purchase of property and equipment	(53,849)	(20,686)	(5,007)
Purchase of businesses, net of cash acquired	123,356	—	(11,447)
Maturity (purchase) of restricted investments	(13,963)	868	2,203
Purchase of marketable securities and short-term investments	(1,529)	(30,364)	(48,962)
Purchase of equity securities	(30,963)	(555)	(1,178)
Other	—	(828)	105

Net cash provided by (used in) investing activities	23,052	(51,565)	(64,286)

Financing activities:
Payments on long-term debt and capital lease obligations	(5,709)	(728)	(914)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	38,773	17,479	6,537
Payments for repurchase of unvested common stock	(38)	(323)	(32)
Purchase of Company common stock	—	(5,450)	(248)
Proceeds from repayment of stockholder notes receivable	963	868	—

Net cash provided by financing activities	33,989	11,846	5,343
Effect of exchange rate changes on cash and cash equivalents	123	(2,555)	2,273

Net increase (decrease) in cash and cash equivalents	44,203	(86,565)	(132,840)
Cash and cash equivalents at beginning of year	391,278	435,481	348,916

Cash and cash equivalents at end of year	$435,481	$348,916	$216,076

Supplemental disclosure of cash flow information:
Interest paid	$3,281	$191	$29

Income taxes paid	$—	$—	$999

Noncash activities:
Common stock issued and stock options exchanged to acquire businesses	$2,104,484	$—	$—

Common stock issued pursuant to business restructuring activities	$—	$1,962	$95

The accompanying notes are an integral part of these consolidated financial statements.

7

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 1 — Business

Vignette Corporation, along with its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”), is a leading provider of content and portal management solutions used by organizations to create and maintain effective online relationships with their customers, employees, business partners and suppliers. Vignette enables organizations to achieve real-time advantage by rapidly building, deploying and optimizing enterprise Web applications. By putting the right information in front of the right person at the right time, Vignette helps Web visitors make informed decisions, and helps organizations successfully manage those relationships.

The Company was incorporated in Delaware on December 19, 1995. Vignette currently markets its products and services throughout the Americas, Europe, Asia and Australia. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 — Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accruals for facility lease commitments, vacated as a result of both its business restructuring and acquisition of Epicentric, Inc. (“Epicentric”). It is reasonably possible that such sublease assumptions could change in the near term, requiring adjustments to future income.

Revenue recognition

Revenue consists of product and service fees. Product fee income is earned through the licensing or right to use the Company’s software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, consulting services and training services.

The Company does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights to return, refund or cancel have expired or acceptance has occurred.

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

Where software licenses are sold with maintenance or other services, the Company allocates the total fee to the various elements based on the fair values of the elements specific to the Company. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate. If the Company does not have VSOE for one of the delivered elements of an arrangement, but does have VSOE for all undelivered elements, the Company uses the residual method to record revenue. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value; the remaining arrangement fee, including any discount, is allocated to the delivered element. If the residual method is not used, discounts, if any, are applied

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount.

Revenue allocated to product license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations by the Company with regard to implementation remain, and collection of a fixed or determinable fee is probable. The Company considers all payments outside the Company’s normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable, and such amounts are recognized as revenue as they become due. If collectibility is not considered probable, revenue is recognized when the fee is collected. For software arrangements where the Company is obligated to perform professional services for implementation, the Company does not consider delivery to have occurred or customer payment to be probable of collection until no significant obligations with regard to implementation remain. Generally, this would occur when substantially all service work has been completed in accordance with the terms and conditions of the customer’s implementation requirements but may vary depending on factors such as an individual customer’s payment history or order type (e.g., initial versus follow-on).

Revenue from perpetual licenses that include unspecified, additional software products is recognized ratably over the term of the arrangement, beginning with the delivery of the first product.

Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

Revenue allocated to training and consulting service elements is recognized as the services are performed. The Company’s consulting services are not essential to the functionality of its products as (i) such services are available from other vendors and (ii) the Company has sufficient experience in providing such services.

Deferred revenue includes amounts received from customers in excess of revenue recognized. Accounts receivable includes amounts due from customers for which revenue has been recognized.

Cash, cash equivalents and short-term investments

The Company considers all highly liquid investment securities with an original maturity of three months or less, at the date of purchase, to be cash equivalents. Short-term investments consist of marketable securities, excluding cash-equivalents, that have remaining maturities of less than one year from the respective balance sheet date. Investment securities are classified as available-for-sale and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the years presented.

Short-term investments consist of the following at December 31, 2001 and 2002, respectively (in thousands):

	December 31, 2001			December 31, 2002
	Cost	Unrealized Gain (Loss)	Estimated Fair Market Value	Cost	Unrealized Gain (Loss)	Estimated Fair Market Value
Marketable securities:
U.S. Government agencies	$5,093	$2	$5,095	$10,010	$4	$10,014
Corporate bonds	2,181	(6)	2,175	23,009	29	23,038
Corporate notes	6,394	(23)	6,371	36,551	(11)	36,540
Medium term notes	3,602	(3)	3,599	22,056	30	22,086
Commercial paper	25,477	(1)	25,476	—	—	—

	$42,747	$(31)	$42,716	$91,626	$52	$91,678

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Term Investments

Long-term investments are classified as available-for-sale and are presented at estimated fair market value with any unrealized gains or losses included in other comprehensive income (loss). The Company holds a less than 20% interest in, and does not exert significant influence over any of the respective equity investees. The Company therefore applies the cost method. Long-term investments consisted of the following (in thousands):

	December 31,
	2001	2002
Restricted investments (cost approximates fair value)	$13,672	$11,697
Equity investments:
Mandatorily redeemable preferred stock	3,474	—
Common stock	3,575	537
Limited partnership interest	1,693	1,418

	$22,414	$13,652

Fair market values are based on quoted market prices where available. If quoted market prices are not available, management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments.

The Company held restricted investments in the form of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized impairment charges of $51.6 million and $6.5 million for the years ended December 31, 2001 and 2002, respectively. Such impairments are recorded in “Other income (expense)” on the Consolidated Statements of Operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of short-term investments, trade accounts receivable and restricted investments. The Company’s short-term investments and restricted investments are placed with high credit quality financial institutions and issuers.

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, the following factors are considered: historical collection experience, a customer’s current credit-worthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. The following table summarizes the changes in allowance for doubtful accounts for trade receivables (in thousands):

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance at Beginning of Period	Charged to Expense, net of Recoveries	Adjustments from Business Combinations	Deduction of Uncollectible Accounts	Balance at End of Period
Year ended December 31, 2000	$1,254	$10,482	$1,560	$(3,653)	$9,643
Year ended December 31, 2001	9,643	17,899	—	(18,207)	9,335
Year ended December 31, 2002	9,335	(652)	1,556	(2,513)	7,726

No customers accounted for more than 10% of the Company’s total revenue during the years ended December 31, 2000, 2001 or 2002.

Financial instruments

The reported amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivables, accounts payable and accrued liabilities, approximate fair value. The Company has minimal use of derivative financial instruments. No significant derivative financial instruments were outstanding at December 31, 2002.

Property and equipment

Property and equipment are stated at cost. Depreciation of assets is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Assets under capital lease are amortized using the straight-line method over the shorter of the lease term or the estimated useful life. Amortization is included with depreciation expense.

Major improvements are capitalized, while maintenance and repairs that do not substantially enhance or extend the estimated useful life of the assets benefited are charged to expense in the period incurred. Upon asset retirement or disposal, any resulting gain or loss is included in the results of operations.

Goodwill and other intangible assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. Effective January 1, 2002, workforce no longer meets the definition of a separately-identified intangible asset under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. As such, the Company reclassified acquired workforce of $2.4 million, net of accumulated amortization and impairment charges of $20.0 million, to goodwill. Also effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard 142, Goodwill and Other Intangible Assets (“Statement 142”), and no longer amortizes its goodwill or trademark. In accordance with Statement 142, the Company periodically assesses its intangible assets, including goodwill, for indications of impairment. During 2002, the Company recorded an aggregate impairment charge of $147.3 million to reduce goodwill and its acquired trademark to their estimated fair value. Such charge is recorded in the “Impairment of intangible assets” on the Consolidated Statements of Operations.

Prior to the adoption of Statement 142 on January 1, 2002, the Company periodically assessed the impairment of enterprise-level goodwill pursuant to the provisions of APB Opinion No. 17, Intangible Assets. The Company reviewed and evaluated the recoverability of goodwill and took into account events or circumstances that warrant revised estimates of useful lives or that indicate an impairment exists. Specifically, the Company monitored its average market capitalization for a 90-day period relative to its net book value, and if such average market capitalization was less than the Company’s net book value, then the Company performed an impairment analysis to reduce the carrying value of enterprise-level goodwill to its estimated fair value. The estimated fair value of enterprise-level goodwill was determined by subtracting the net carrying values of all assets and liabilities of the Company, excluding goodwill, from its estimated enterprise fair value. The Company determined the estimated enterprise fair value based upon the discounted cash flow method. During 2001, the Company recorded an aggregate impairment charge of $799.2 million to reduce goodwill to its estimated fair value. Such charge is recorded in the “Impairment of intangible assets” on the Consolidated Statements of Operations.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other intangible assets, including amounts allocated to acquired technology, non-compete contracts and customer relationships, are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to three years. Amortization is included in “Amortization of intangibles” in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life. In 2002, the estimated useful life of technology acquired from OnDisplay, Inc. (“OnDisplay”) was reduced from four years to two years. Such revision resulted from changes in the Company’s product architecture and anticipated future product offerings. For the year ended December 31, 2002, this change increased net loss by $(8.0) million and net loss per share by $(0.03).

Research and development

The Company capitalizes costs related to certain software development activities in accordance with Statement of Financial Accounting Standards 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“Statement 86”). Capitalization commences when technological feasibility has been established and ceases when the product is available for general release to customers. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. To date, the time between achieving technological feasibility and the general availability of software has been short and costs qualifying for capitalization have been insignificant.

Software development costs capitalized in accordance with Statement 86 totaled $1.9 million, $0.7 million and $0.7 million in 2000, 2001 and 2002, respectively. These capitalized costs relate to software developed by third-parties that were not acquired in a business combination. They are amortized using the straight-line method over the estimated useful life, generally 18 months. Amortization expense was $0.6 million, $0.7 million and $0.1 million for the years ended 2000, 2001 and 2002, respectively and is included in “Cost of revenue – license” on the Consolidated Statements of Operations. In connection with its restructuring plan implemented during 2001, the Company decided to no longer sell or support certain of its software products, resulting in an impairment of $1.9 million of previously capitalized software.

Impairment of long-lived assets

The Company periodically reviews the carrying amounts of property and equipment, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“Statement 144”), warrant adjustment to such carrying amounts. In reviewing the carrying amounts of long-lived assets, the Company considers, among other factors, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. As a result of its expanded restructuring plan, the Company recorded $9.2 million in asset impairment charges in 2002.

Foreign currency

The functional currency of the Company’s foreign subsidiaries is the respective local currency. Assets and liabilities of these foreign subsidiaries are translated to U.S. Dollars at year-end exchange rates. Income statement items are translated to U.S. dollars at average exchange rates prevailing during the period. Accumulated net translation adjustments are recorded in “Accumulated other comprehensive income,” a separate component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in “Other income (expense)” in the Consolidated Statements of Operations and were not significant for the years presented.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based compensation

At December 31, 2002, the Company has five stock-based compensation plans, which are described more fully in Note 5. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options or its stock to its employees at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation costs are recorded. In the event that options are granted or restricted shares are issued at an exercise price that is less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the respective option or restricted stock. Deferred stock compensation is amortized on an accelerated basis over the options’ and restricted stock respective vesting periods, and is recorded as “Amortization of deferred stock compensation” in the Consolidated Statements of Operations.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31,
	2000	2001	2002
Net loss:

Reported net loss	$(532,225)	$(1,527,639)	$(252,813)
Add: Total stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	—	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(290,342)	(89,283)	(97,674)

Pro forma net loss	$(822,567)	$(1,616,922)	$(350,487)

Basic net loss per share :
Reported net loss per share	$(2.59)	$(6.32)	$(1.01)

Pro-forma net loss per share	$(4.00)	$(6.69)	$(1.41)

Equity instruments issued to non-employees are accounted for in accordance with Statement 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

Comprehensive income (loss)

Comprehensive income (loss) includes net loss and other comprehensive income (loss) and is presented in the Consolidated Statements of Changes in Stockholders’ Equity. Accumulated other comprehensive income is displayed as a separate component of stockholders’ equity in the Company’s Consolidated Balance Sheet and consisted of the following (in thousands):

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2001	2002
Foreign currency translation	$(1,642)	$362
Unrealized gain (loss) on available-for-sale investments:
Cash equivalents	(210)	(250)
Short-term investments	(31)	52
Long-term investments	1,435	6

	$(448)	$170

Product warranties

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically, such costs have not been material.

Advertising costs

Advertising costs are expensed as incurred. These expenses were approximately $8.4 million, $1.0 million and $1.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Income taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net loss per share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. Pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share, diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive. The Company had outstanding common stock options of 63,594,736, 47,148,500 and 46,041,561 at December 31, 2000, 2001 and 2002, respectively. Such outstanding common stock options have been excluded from the calculation of diluted net loss per share, as the effect of their exercise would be antidilutive.

The following table presents the calculation of basic net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2000	2001	2002
Net loss	$(532,225)	$(1,527,639)	$(252,813)

Basic:
Weighted-average common shares outstanding	209,184	242,572	249,284
Weighted-average common shares subject to repurchase or forfeiture	(3,299)	(810)	(72)

Weighted-average common shares used in computing basic and diluted net loss per share	205,885	241,762	249,212

Basic net loss per share	$(2.59)	$(6.32)	$(1.01)

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segments

The Company applies Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and considers its business activities to constitute a single segment.

Employee 401(k) plan

In 1997, the Company established a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The Company made no contributions in the years ended December 31, 2000, 2001, and 2002.

As part of the Epicentric business combination, the Company assumed the Epicentric Inc. 401(k) Plan, a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. Under the terms of the assumed Plan, the Company may match employee contributions; however, no such contributions were made during the period subsequent to acquisition on December 3, 2002.

Recent accounting pronouncements

In November 2001, the Financial Accounting Standards Board (“FASB”) issued staff announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which was subsequently incorporated in Emerging Issues Task Force Issue No. 01-14 (“Issue 01-14”). Issue 01-14 requires companies to characterize customer reimbursements received for out-of-pocket expenses as revenues in the statement of operations. Issue 01-14 did not have a significant effect on total services revenues or the services gross margin percentages and has no effect on net income (loss) as it increases both services revenues and cost of services. Because customer reimbursements received for out-of-pocket expenses were not material for the respective years ended December 31, 2000 or 2001, the Consolidated Statements of Operations for such periods have not been restated.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 addresses accounting for restructuring costs and supersedes previous accounting guidance, principally EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). Statement 146 requires that the liability associated with exit or disposal activities be recognized when the liability is incurred. As a contrast under Issue 94-3, a liability for an exit cost is recognized when a company commits to an exit plan. Statement 146 also establishes that a liability should initially be measured and recorded at fair value. Accordingly, Statement 146 may affect the timing and amount of recognizing restructuring costs. The Company will adopt the provisions of Statement 146 for any restructuring activities initiated after December 31, 2002.

In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“Issue 00-21”). Issue 00-21 sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. Issue 00-21 is required to be adopted by the Company beginning November 1, 2003. The Company is currently assessing the impact of Issue 00-21 on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“Statement 148”). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. This Annual Report complies with the requirements of

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Statement 148. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of Statement 148 did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior years consolidated financial statements to conform to the current year presentation. These reclassifications have no impact on previously reported net loss or cash flows.

Effective December 31, 2001, the Company reported all bad debt expense in the operating expense cost category, “Sales and marketing”. Prior to December 31, 2001, a portion of bad debt expense was reported in “Cost of revenue – services”. Bad debt expense reported in “Cost of revenue – services” for the prior periods presented in this Report have been reclassified to conform to the current period presentation. Such reclassification had no impact on the reported net loss, net loss per share or stockholders’ equity. Bad debt expense reclassified from “Cost of revenue – services” to “Sales and marketing” was $5.7 million and $2.4 million in 2001 and 2000, respectively. This reclassification increased gross margin by approximately 2% and 0% in 2001 and 2000, respectively, and increased “Sales and marketing” as a percentage of sales by a comparable amount.

The Company reclassified $6.1 million in deferred revenue at December 31, 2001 from current liabilities to non-current liabilities to conform to current year presentation. This reclassification did not affect total liabilities, but increased working capital by the amount reclassified, or 2%.

The Company periodically reviews the valuation and amortization of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or useful life. During the quarter ended March 31, 2002, the Company changed the estimated useful life of technologies purchased as part of the July 2000 acquisition of OnDisplay, Inc. Due to changes in product architecture and anticipated future product offerings, the Company reduced the technology’s estimated life from four years to two years. For the year ended December 31, 2002, this change increased net loss by $(8.0) million and net loss per share by $(0.03).

NOTE 3 — Business Combinations and Acquired In-Process Research and Development

Fiscal year 2002 business combination

On December 3, 2002, the Company acquired all issued and outstanding shares of Epicentric for $29.1 million in cash, including $3.1 million in transaction costs related to banking, legal and accounting activities. Epicentric provided business portal solutions. By adding advanced portal and delivery management capabilities to its existing and future product suites, the Company has the capability to deliver real-time enterprise Web applications. The results of Epicentric’s operations have been included with those of the Company for the period subsequent to the acquisition date.

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of $33.0 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for income tax purposes. The following unaudited condensed consolidated balance sheet data presents the fair value of the assets acquired and liabilities assumed. Such balance sheet information includes accruals related to employee severance, relocation and exit costs, as estimated on the date of acquisition (in thousands):

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and cash equivalents		$1,293
Accounts receivable		5,362
Prepaid expenses and other current assets		923
Property and equipment		2,705
Other assets		115
Intangible assets subject to amortization
(two year weighted-average useful life):
Technology (two year useful life)	6,400
Non-compete contracts (two year useful life)	800
Customer relationships (three year useful life)	4,100
In-process research and development	800

Total intangible assets		12,100
Goodwill		32,993

Total assets acquired		55,491
Accounts payable		(1,203)
Accrued severance and relocation costs		(1,895)
Accrued exit costs		(9,794)
Accrued other expenses		(6,084)
Deferred revenue		(7,159)
Current portion of capital lease obligation		(211)
Capital lease obligation, less current portion		(89)

Total liabilities assumed		(26,435)

Net assets acquired		$29,056

Accrued exit costs of $9.8 million relate to lease obligations for excess office space that the Company has vacated or intends to vacate under the approved facilities exit plan. The total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences would result in adjustments to the purchase price allocation and ultimately, the amount allocated to goodwill. Impacted sites include office space located in San Francisco, California; New York, New York; Chicago, Illinois; and Austin, Texas. The maximum lease commitment of such vacated properties is four years from the acquisition date.

Accrued severance and relocation costs of $1.9 million relate to severance, payroll taxes, outplacement and relocation benefits for certain Epicentric employees impacted by the approved plan of termination and relocation. Approximately 85 Epicentric employees were severed in the sales, marketing, professional services, engineering and general and administrative departments.

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Exit Costs	Severance and Relocation Costs	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689
Cash activity	—	—	—

Balance at December 31, 2002	$9,794	$1,895	11,689

Less: current portion			5,027

Accrued exit and employee costs, less current portion			$6,662

Excluding exit costs, the Company estimates that these costs will be substantially paid within six months of December 31, 2002.

Fiscal year 2001 business combinations

No business combinations were completed in 2001.

Fiscal year 2000 business combinations

During 2000, the Company acquired a series of complementary businesses. In connection with these acquisitions, the Company acquired all outstanding stock and assumed all outstanding stock options of the respective acquirees. These acquisitions were accounted for as purchase business combinations. Accordingly, the results of operations of the acquired companies have been included with those of the Company for periods subsequent to the respective dates of acquisition. When the Company issues its securities in a business combination, their value is based on the average trading price for the two days prior, the day of, and the two days subsequent to the date that the business combination is agreed to and announced, and there is no subsequent significant change in the number of shares issued.

The following tables present the purchase price allocation and related information of these respective acquisitions (in thousands):

	Engine 5, Ltd.	DataSage, Inc.	OnDisplay, Inc.
In-process research and development	$—	$43,400	$103,200
Acquired technology	1,000	4,000	24,800
Workforce	300	3,300	19,100
Trademark	—	800	—
Deferred compensation	—	—	52,865
Goodwill	18,974	514,436	1,200,107
Net fair value of tangible assets acquired and liabilities assumed	(296)	20,660	97,838

Purchase price	$19,978	$586,596	$1,497,910

Acquisition date	Jan. 2000	Feb. 2000	July 2000
Shares of Company stock issued	105	7,746	35,869
Employee stock options exchanged	143	1,712	6,148

Total shares of Company stock issued and exchanged	248	9,458	42,017

Cash paid by Company	$4,900	$—	$—

In-process research and development (“IPR&D”)

The amounts allocated to IPR&D were based on discounted cash flow models, as modified to conform to Securities and Exchange Commission guidelines. Specifically, this model employed cash flow projections for revenue based on the projected incremental increase in revenue that the acquired company

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expected to receive from the completed IPR&D based on management’s estimates and the growth potential of the market. Revenue for these five-year projection periods assumed an annual compound growth rate of 121.3%, 89.9% and 117.2% for DataSage, Inc. (“DataSage”), OnDisplay and Epicentric respectively, and was adjusted to reflect the percentage of research and development determined to be complete as of the acquisition date. Cost of revenue, selling, general and administrative expense, and research and development expense were estimated as a percent of revenue based on each acquired company’s historical results and industry averages. The cost to complete the in-process products was removed from the research and development expense. These estimated operating expenses as well as capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The after-tax cash flow projections were discounted using a risk-adjusted rate of return of 22%, 21% and 40%, respectively. Such discount rates were based on each acquired company’s weighted average cost of capital of 16%, 16%, and 36%, respectively, as adjusted upwards for the additional risk related to the projects’ development and success.

The resulting IPR&D was expensed at the time of purchase because technological feasibility had not been established and no alternative future uses existed.

Acquisition-related and other charges

Acquisition-related and other charges include costs incurred for employees and consultants related to product integration and cross-training, impairment of certain intangibles assets, other employee-related charges and Engine 5, Ltd. (“Engine 5”) and Epicentric contingent compensation arrangements. The following table presents acquisition-related and other charges for the three years ended December 31, 2000, 2001 and 2002 (in thousands):

	Year Ended December 31,
	2000	2001	2002
Cross-training, product integration and other	$4,431	$94	$404
Impairment of intangibles	2,791	—	—
Severance and other employee-related costs	1,534	—	—
Employee stock compensation	10,699	—	—
Contingent compensation	3,830	1,825	582

	$23,285	$1,919	$986

As a result of the Company’s business combinations and the integration of acquired products, the Company determined that certain royalties or license fees previously capitalized by the Company were impaired. The technology acquired in the business combinations rendered previously capitalized technology obsolete. Such impairment charges totaled $2.8 million, $0 and $0 in 2000, 2001 and 2002, respectively.

Shortly after the closing of the acquisitions, the Company entered into severance agreements with certain acquired employees. The costs associated with such severance agreements were not allocated in the purchase price because they were not considered exit costs at the time of the acquisition. However, such costs are a result of the integration of the acquired businesses and accordingly have been recorded as acquisition-related and other charges and totaled $1.5 million, $0 and $0 in 2000, 2001 and 2002, respectively.

Certain employee stock option agreements contained accelerated vesting provisions that were triggered either by business acquisitions made by the Company or involuntary termination resulting from such acquisitions. The Company recorded the actual amortization of deferred stock compensation associated with acceleration provisions as an acquisition-related and other charge. The total expense resulting from accelerated vesting was $10.7 million, $0 and $0 in 2000, 2001 and 2002, respectively.

As part of the Engine 5 acquisition, contingent compensation in the form of cash and stock totaling $3.8 million and $1.8 million was recorded in 2000 and 2001, respectively. Additionally, as part of the Epicentric acquisition, contingent compensation in the form of cash totaling $0.6 million was recorded in 2002. The Company expects to pay an additional $3.2 million in cash to certain Epicentric employees over the next two years. Because contingent consideration is based on defined future employment requirements,

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

it is compensatory in nature and is not included in the total purchase price, but is expensed as future employment requirements are satisfied.

Pro forma results of operations

The following presents the unaudited pro forma combined results of operations of the Company with Epicentric for the years ended December 31, 2001 and 2002, after giving effect to certain pro forma adjustments. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2001 or of future results of operations of the consolidated entities (in thousands, except for per share data):

	Year ended December 31,
	2001	2002
Revenue	$323,763	$189,218
Loss from operations	$(1,537,954)	$(272,737)
Net loss	$(1,582,304)	$(276,284)
Basic loss per share	$(6.54)	$(1.11)

The pro forma amounts reflected above exclude one-time acquisition charges, including in-process research and development charges, of $0.8 million for the year ended December 31, 2002.

NOTE 4 — Intangible Assets

In July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) was issued. Statement 142 requires that ratable amortization of intangible assets with indefinite lives, including goodwill, be replaced with periodic review and analysis for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. On January 1, 2002, the Company adopted Statement 142. As a result, the Company no longer amortizes goodwill, acquired workforce or its acquired trademark, thereby eliminating estimated amortization of approximately $70.2 million for the year ended December 31, 2002.

As required by Statement 142, prior period results are not restated; however, the following presents the Company’s reported net loss and loss per share, as adjusted for the exclusion of goodwill, workforce and trademark amortization (in thousands, except per share information):

	Year ended December 31,
	2000	2001	2002
Net loss:
As reported	$(532,225)	$(1,527,639)	$(252,813)
Add: amortization expense— goodwill, acquired workforce and trademark	324,095	490,339	—

Adjusted net loss	$(208,130)	$(1,037,300)	$(252,813)

Basic net loss per common share:
As reported	$(2.59)	$(6.32)	$(1.01)
Add: amortization expense— goodwill, acquired workforce and trademark	1.57	2.03	—

Adjusted net loss per share – basic	$(1.02)	$(4.29)	$(1.01)

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets with indefinite lives

The changes in the carrying amount of intangible assets with indefinite lives, net of accumulated amortization and impairment charges, for the year ended December 31, 2002, are as follows (in thousands):

	Goodwill	Trademark
Balance at December 31, 2001	$144,420	$301
Reclassification of acquired workforce, net of accumulated amortization and impairment	2,409	—
Purchase price adjustments	139	—
Impairment	(146,968)	(301)
Acquisition	32,993	—

Balance at December 31, 2002	$32,993	$—

Workforce no longer meets the definition of a separately-identified intangible asset under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. As such, the Company reclassified acquired workforce of $2.4 million, net of accumulated amortization and impairment charges of $20.0 million, to goodwill.

Goodwill from acquisition pertains to the Epicentric business combination, completed in December 2002.

Due to changes in product offerings, the Company impaired the carrying value of the DataSage trademark. These changes altered the packaging and marketing of certain technology, rendering the related trademark obsolete. The impairment charge of $0.3 million was recorded as an “Impairment of intangible assets,” a component of operating expenses on the Consolidated Statements of Operations.

Goodwill impairment tests

Within six months of adopting Statement 142, the Company performed the required transitional impairment test and determined that there was not a transitional impairment of goodwill as of January 1, 2002. The Company evaluates goodwill at the enterprise level.

Subsequent to the transitional impairment test, the Company must assess goodwill for impairment at least annually. The Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company completed its 2002 annual assessment of goodwill using the two-step approach, as outlined by Statement 142, and recorded an $147.0 million non-cash impairment charge. The impairment was recorded in light of sustained negative industry and economic trends impacting current operations, the significant decline in the Company’s stock price for a sustained period of time and the Company’s market capitalization relative to its net book value. The impaired goodwill was originally recorded in connection with the Company’s four business combinations effected during fiscal 1999 and 2000. Such acquisitions were completed during a period when stock valuations for software companies were generally at much higher levels.

The value determined in Step 1 of the assessment, which involves comparing the fair value to the carrying value of the reporting unit, indicated a goodwill impairment. The Company estimated its fair value based on its market capitalization, as complemented by a discounted cash flow analysis. The Company measured the impairment loss by completing Step 2 during the fourth quarter of 2002. Step 2 involved determining the enterprise’s implied fair value of goodwill. The carrying amount of the enterprise’s goodwill was greater than the implied fair value of its goodwill, resulting in full impairment of Company’s remaining goodwill that was recorded in connection with its 1999 and 2000 business combinations. The Company reported the charge as “Impairment of intangible assets,” a component of operating expenses on the Consolidated Statements of Operations.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to the adoption of Statement 142 in 2002, the Company evaluated enterprise-level goodwill pursuant to APB Opinion No. 17, Intangible Assets, and recorded an impairment charge in 2001. The impairment was recorded in light of significant negative industry and economic trends impacting the Company’s operations, the significant decline in the Company’s stock price for a sustained period of time and the Company’s market capitalization relative to its net book value. The overall decline in industry and economic growth rates indicated that this trend may continue for an indefinite period. Using a discounted cash flow approach, the Company recorded a $799.2 million non-cash impairment charge in the quarter ended December 31, 2001 to reduce enterprise-level goodwill to its estimated fair value. Goodwill was originally recorded in connection with the four business acquisitions completed during fiscal years 1999 and 2000. Such acquisitions were generally completed during a period when stock valuations for companies in the software sector were at a much higher level. The estimate of fair value was based upon the discounted estimated cash flows using a discount rate of 24% and an estimated terminal growth rate of 6%. The discount rate was based on the Company’s risk-adjusted weighted average cost of capital. The assumptions supporting the estimated cash flows, including the discount rate and estimated terminal value, reflect management’s best estimates. It is reasonably possible that the estimates and assumptions used may change.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Intellectual property purchases:
Capitalized research and development	$700	$(116)	$584

Business combinations:
Technology	42,500	(36,200)	6,300
Non-compete contracts	800	(33)	767
Customer relationships	4,100	(114)	3,986

Balance at December 31, 2002	$48,100	$(36,463)	$11,637

The net carrying amount of intangible assets acquired in business combinations relates primarily to the Epicentric purchase, effective December 3, 2002. The net carrying amount of the capitalized research and development intangible asset represents a small intellectual property purchase during 2002. Total amortization expense for the year ended December 31, 2002 was $16.4 million, of which $16.1 million was recorded as “Amortization of intangible assets” in operating expenses and the remaining $0.3 million was recorded as a cost of revenue. Estimated annual amortization expense for fiscal years 2003, 2004 and 2005 is $5.6 million, $4.8 million and $1.3 million, respectively, and $0, thereafter.

In 2002, the estimated useful life of technology acquired from OnDisplay was reduced from four years to two years. Such revision resulted from changes in the Company’s product architecture and anticipated future product offerings. For the year ended December 31, 2002, this change increased net loss by $(8.0) million and net loss per share by $(0.03).

NOTE 5 — Stockholders’ Equity

Preferred stock

As of December 31, 2001 and 2002, there were 30,000,000 shares authorized to be designated as preferred stock, none of which were outstanding at December 31, 2001 or 2002.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shareholder rights plan

In April 2002, the Board adopted a shareholder rights plan (the “Plan”). The Plan was not adopted in response to any attempt to acquire the Company, nor was the Company aware of any such efforts at the time of adoption. The Plan was designed to enable the Company’s stockholders to realize the full value of their investment by providing for fair and equal treatment of all stockholders in the event that an unsolicited attempt is made to acquire the company. Adoption of the Plan was intended to guard shareholders against abusive and coercive takeover tactics.

Under the Plan, stockholders on May 6, 2002 received one right to purchase a one one-thousandth of a share of Series A Junior Participating Preferred Stock, par $0.01 per share, at a price of $30.00 per one one-thousandth, subject to adjustment. The rights were issued as a non-taxable dividend and will expire 10 years from the date of the adoption of the Plan, unless earlier redeemed or exchanged. The rights are not immediately exercisable; however, they will become exercisable upon the earlier to occur of (i) the close of business on the tenth day after a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of the Company’s outstanding common stock or (ii) the close of business on the tenth day (or such later date as may be determined by the Board of Directors prior to such time as any person becomes an acquiring person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in the beneficial ownership by a person or group of 15 percent or more of the Company’s outstanding common stock. If a person or group acquires 15 percent or more of the Company’s common stock, then all rights holders except the acquirer will be entitled to acquire the Company’s common stock at a significant discount. The intended effect will be to discourage acquisitions of 15 percent or more of the Company’s common stock without negotiation with the Board of Directors.

Common stock

The Company authorized the issuance of 500,000,000 shares of $0.01 par value common stock. A portion of the shares issued are restricted and are subject to forfeiture, until the respective vesting requirement is achieved, which is generally four years from grant or issuance. As of December 31, 2002, 1,080,992 shares were subject to forfeiture.

In November 1999, the Company announced a two-for-one stock split in the form of a stock dividend. Stockholders received one additional share for each share of Company common stock held on November 15, 1999. These shares were distributed on December 1, 1999. In April 2000, the Company announced a three-for-one stock split in the form of a stock dividend. Stockholders received two additional shares for each share of Company common stock held on March 27, 2000. These shares were distributed on April 13, 2000. All financial and share information contained herein reflect the effect of these stock dividends.

As of December 31, 2002, the Company reserved shares of its common stock for the following purposes:

Employee stock purchase plan	14,755,844
Stock options available for grant	40,043,563
Exercise of outstanding stock options	46,041,561

100,840,968

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock plans

The Company has established five stock plans: (i) the 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”); (ii) the 1999 Equity Incentive Plan (the “1999 Plan”); (iii) the 1999 Supplemental Stock Option Plan (the “1999 Supplemental Plan”); (iv) the 1999 Non-Employee Directors Option Plan (the “Directors’ Plan”) and (iv) the Employee Stock Purchase Plan (the “ESPP”). Of these plans, the 1995 Plan, the 1999 Plan, the Directors’ Plan and the ESPP have been approved by the Company’s shareholders. The 1999 Supplemental Plan has not been approved by the Company’s shareholders.

Under the 1995 Plan, certain employees, members of the Board and independent advisors were granted options to purchase shares of the Company’s common stock and were issued shares of the Company’s common stock. Options are immediately exercisable. Upon certain events, the Company has repurchase rights for unvested shares equal to the original exercise price. At December 31, 2002, no shares were subject to repurchase. The Company also has the right of first refusal for any proposed disposition of shares issued under the 1995 Plan. The stock options and the related exercised stock will generally vest over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. Stock issuance may be for purchase or as a bonus for services rendered to the Company. Options outstanding at the time of the Company’s initial public offering were assumed under the Company’s 1999 Plan. Options may not be granted from the 1995 Plan subsequent to the Company’s initial public offering, therefore, no shares were available for future grant under the 1995 Plan at December 31, 2002. Options that expire under the 1995 Plan will be available for future grants under the 1999 Plan.

Under the 1999 Plan, employees, non-employee members of the Board and consultants may be granted options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options are exercisable in accordance with each stock option agreement. The term of each option is no more than ten years from the date of grant. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Plan automatically increased by the lesser of (i) 5% of the total number of shares of the common stock then outstanding or (ii) 11,804,820 shares. At December 31, 2002, there were 43,167,696 shares authorized for issuance of which 21,836,029 were available for future grant.

Under the 1999 Supplemental Plan, employees, non-employee members of the Board and consultants may be granted non-qualified options to purchase shares of common stock. The term and vesting periods are equivalent to those under the 1999 Plan. At December 31, 2002, there were 33,000,000 shares authorized for issuance of which 16,973,784 were available for future grant.

Under the Directors’ Plan, non-employee members of the Board may be granted non-qualified options to purchase shares of common stock. Vesting occurs over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. At December 31, 2002, there were 1,500,000 shares authorized for issuance of which 1,233,750 were available for future grant.

In addition to the aforementioned plans, the Company assumed several plans through its business combinations. These assumed plans have not been approved by the Company’s shareholders; however, upon assumption, these plans terminated and no further options may be granted. Options previously granted under these plans that have not yet expired or otherwise become unexercisable continue to be administered under the governing plan, and any portions that expire or become unexercisable for any reason shall be cancelled and be unavailable for future issuance. The Company also grants options to certain of its officers upon their employment. Such option are issued as inducement grants pursuant to NASD Rule 4350(i).

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes stock option activity and related information through December 31, 2002 follows:

	Year Ended December 31,
	2000		2001		2002
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of period	51,199,728	$9.64	63,594,736	$24.71	47,148,500	$7.80
Granted and assumed	31,151,439	40.84	32,058,576	5.65	17,567,558	1.53
Exercised	(13,138,972)	2.17	(6,953,197)	1.10	(2,653,595)	0.89
Canceled	(5,617,459)	29.39	(41,551,615)	32.91	(16,020,902)	9.54

Outstanding at end of period	63,594,736	24.71	47,148,500	7.80	46,041,561	5.20

Options exercisable at period end	27,559,181	7.39	17,241,339	6.28	18,867,571	6.86

Options available for grant	11,639,676		31,219,648		40,043,563

The following table summarizes options outstanding and exercisable as of December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$ 0.01—$ 0.75	3,726,848	3.4	$0.18	3,724,486	$0.18
$ 0.76—$ 1.50	15,508,651	6.8	1.03	2,711,041	1.00
$ 1.51—$ 3.00	2,760,203	6.1	2.67	1,187,663	2.57
$ 3.01—$ 5.00	8,755,962	6.1	3.91	3,433,884	3.90
$ 5.01—$ 7.50	8,823,672	5.7	5.97	3,391,254	6.03
$ 7.51—$15.00	4,189,012	3.4	10.22	2,846,469	10.63
$15.01—$25.00	575,959	3.9	17.86	409,694	17.92
$25.01—$99.00	1,701,254	4.3	44.34	1,163,080	44.41

	46,041,561	5.7	5.20	18,867,571	6.86

Under the ESPP, as amended, the Company has reserved 21,572,856 shares of common stock for issuance to participating employees. Under the terms of the ESPP, there are two, six-month offerings per year. Employees may direct the Company to withhold up to 15% of their salary to purchase the Company’s common stock. An employee may purchase a maximum of 2,000 shares per six-month offering period. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the number of shares under the ESPP automatically increased by the lesser of (i) 2% of the total number of shares of common stock then outstanding or (ii) 4,500,000 shares. As of December 31, 2002, 6,817,012 shares were issued under the ESPP. This plan has 14,755,844 shares available for future issuance.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair value disclosures

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method of Statement 123. Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2000	2001	2002	2002
Risk-free interest rate	5.1%	3.8%	2.9%	1.5%
Weighted-average expected life of the options (years)	4.0	3.0	2.5	0.5
Dividend rate	0.0%	0.0%	0.0%	0.0%
Assumed volatility	1.4	1.3	1.3	1.3
Weighted-average fair value of options granted
Exercise price equal to fair value of stock on date of grant	$43.01	$4.29	$1.44
Exercise price less than fair value of stock on date of grant	$45.10	—	$2.05

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period and stock purchased under the ESPP is amortized over the six-month purchase period. The impact of the pro forma results which follow may not be representative of compensation expense in future years when the effect of the amortization of multiple awards may be reflected in the amounts. The Company’s pro forma information follows (in thousands, except per share data):

	Year ended December 31,
	2000	2001	2002
Pro forma stock-based compensation expense	$290,342	$89,283	$97,674
Pro forma net loss	$(822,567)	$(1,616,922)	$(350,487)
Pro forma basic net loss per share	$(4.00)	$(6.69)	$(1.41)

Employee option exchange program

In February 2001, the Company issued approximately 2.4 million restricted shares to certain employees who elected to participate in the Company’s stock option exchange program, a program designed to retain employees and to provide them with an incentive for maximizing stockholder value. Subsequent to February 2001, approximately 0.6 million restricted shares were forfeited by certain employees who did not fulfill related vesting requirements. As a result of this program, deferred compensation of $14.9 million was recorded for the market value of the restricted shares issued as of the grant. Such amount was amortized to expense over the one-year vesting period, commencing at the date of issue, and was fully amortized as of February 2002. The weighted-average fair value per share of restricted stock granted in relation to this program was $6.38.

Also under the same option exchange program, the Company canceled approximately 19.2 million stock options previously granted to participating employees in exchange for approximately 7.7 million new options which were granted in August 2001. The exercise price of these new options was equal to the fair market value of the Company’s common stock on the grant date. The program did not result in any additional compensation charges or variable plan accounting. The Company’s officers and Board of Directors were not eligible to participate in this program.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred stock compensation

In 2001 and 2002, the Company recorded total deferred stock compensation of $15.6 million and $2.2 million, respectively. In 2001, this amount related primarily to the restricted common stock issued pursuant to the employee option exchange program. In 2002, this amount related in part to the issuance of 1.1 million shares of restricted common stock to various employees. Additionally, 1.0 million options were issued to employees participating in the voluntary salary exchange program. These options were granted at an exercise price that was less than the then fair market value on the date of grant, $2.80 and $3.39, respectively. These amounts are being amortized over the vesting periods of the applicable restricted shares and options, resulting in amortization expense of $8.7 million and $1.4 million for the years ended December 31, 2001 and 2002, respectively.

Warrants

In December 1998, the Company entered into agreements that provided a $5.0 million credit line and a $1.25 million equipment lease line. In connection with such agreements, the Company issued a warrant to purchase 542,148 shares of Series H Redeemable Convertible Preferred Stock at an exercise price of $1.38 per share. The Company valued the warrant at $169,000 using the Black-Scholes model, an assumed volatility of 51%, a risk-free interest rate of 6%, a weighted-average expected life of 1 year, and a dividend rate of 0%. The warrants were exercised in full during the years ended December 31, 1999 and 2000, respectively, under the cashless exercise provision of the warrant agreement, resulting in the issuance of 518,187 shares of common stock.

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

Share repurchase program

The Board of Directors has approved two stock repurchase programs. Each program was approved with an expiration date of six months after the effective date. In general, repurchases may be made in the open market, through block trades or otherwise and repurchased shares may be used for general corporate purposes, including issuance under the Company’s stock plans. During 2001, the Company repurchased 1.4 million shares of its common stock for an aggregate cost of $5.5 million. During 2002, the Company repurchased 0.2 million shares of its common stock for an aggregate cost of $0.2 million. All such repurchases were conducted through open market transactions.

NOTE 6 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002. For the year ended December 31, 2002, the Company recorded $35.8 million in restructuring charges. Components of business restructuring charges and the remaining restructuring accruals as of December 31, 2002 are as follows (in thousands):

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	$36,558	$—	$6,606	43,164

Less: current portion				19,759

Accrued restructuring costs, less current portion				$23,405

At December 31, 2002, remaining cash expenditures resulting from the restructuring are estimated to be $43.2 million and relate primarily to facility lease commitments. Excluding facilities lease commitments, the Company estimates that these costs will be substantially incurred within one year of the restructuring. The Company has substantially implemented its restructuring plan announced during 2001 and 2002; however, there can be no assurance that the estimated costs of the Company’s restructuring efforts will not change.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated or intends to vacate as a result of the restructuring plan. The Company recorded $16.1 million in restructuring expense in relation to site consolidations during the year ended December 31, 2002. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. Of the $16.1 million charge recorded during the year ended December 31, 2002, approximately $9.5 million relates to adjustments in lease assumptions. The remaining $6.6 million relates to additional space consolidation in Austin, Texas; Reston, Virginia; Gaithersburg, Maryland; San Ramon, California; Waltham, Massachusetts; Maidenhead, United Kingdom; Hamburg, Germany; Madrid, Spain; Sydney and Melbourne, Australia; Hong Kong and Singapore. In 2001, the Company recorded $55.2 million in restructuring expense for site consolidations in: Austin and Houston, Texas; Redwood City, Los Angeles and San Ramon, California; Boston, Waltham, Reading and Cambridge, Massachusetts; New York, New York; Paris, France; Hamburg, Germany; Madrid, Spain; Sydney, Australia; Bangalore and Guragon, India and Singapore. At December 31, 2002, the maximum remaining lease commitment was 9 years.

Asset impairments

Asset impairments relate to the impairment of certain fixed assets, prepaid royalties and intangible assets. These fixed assets were impaired as a result of the Company’s decision to vacate certain office space and align its infrastructure with current and projected headcount, resulting in an impairment charge of $9.2 million and $33.7 million during the years ended December 31, 2002 and 2001, respectively.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee separation and other costs

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. During 2002 and 2001, the Company severed approximately 550 and 975 employees, resulting in charges of $10.6 million and $32.1 million, respectively. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

NOTE 7 — Lease Commitments

The Company has financed the acquisition of certain computers and equipment through capital lease transactions that are accounted for as financings. Included in property and equipment at December 31, 2001 and 2002 are the following assets held under capital leases (in thousands):

	December 31,
	2001	2002
Property and equipment	$4,834	$401
Less accumulated depreciation	(3,142)	(89)

	$1,692	$312

The Company leases its office facilities and office equipment under various operating and capital lease agreements having expiration dates through 2011. Rent expense for the years ended December 31, 2000, 2001 and 2002 was $9.0 million, $15.7 million and $6.9 million, respectively. At December 31, 2002, estimated future rents receivable from signed sublease agreements is $2.8 million through 2005. Future minimum payments as of December 31, 2002 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income	Capital Leases
2003	$18,004	$1,636	$373
2004	14,057	801	30
2005	12,510	316	4
2006	6,926	—	—
2007	4,231	—	—
Thereafter	11,417	—	—

Total minimum lease payments	$67,145	—	407

Total minimum sublease rentals		$2,753	—

Amounts representing interest			(30)

Present value of net minimum lease payments (including current portion of $324)			$377

NOTE 8 — Legal Matters

Securities class action

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company’s initial public offering of Vignette stock in February 1999 and the Company’s secondary public offering of Vignette stock in December 1999 – Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company’s initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in “tie-in arrangements”

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company’s initial public offering and the prospectus and registration statement for the Company’s secondary public offering. The Company believes that this lawsuit is without merit and intends to continue to defend itself vigorously.

Litigation and other claims

The Company is also subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 9 — Income Taxes

As of December 31, 2002, the Company had federal net operating loss and research and development credit carryforwards of approximately $726.6 million and $10.7 million, respectively. The net operating loss and credit carryforwards will expire in varying amounts, between 2003 and 2022, if not utilized.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event of an “ownership change” of a corporation. Net operating loss carryforwards of approximately $142.4 million and tax credit carryforwards of $2.0 million at December 31, 2002 were incurred by Diffusion, Inc., Engine 5, DataSage, OnDisplay and Epicentric prior to the Company’s acquisition and will be subject to annual limitation. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2001 and 2002 are as follows (in thousands):

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2001	2002
Deferred tax liabilities:
Intangible assets	$(7,130)	$(4,459)
Other	(236)	(632)

	(7,366)	(5,091)

Deferred tax assets:
Depreciable assets	1,846	4,434
Equity investments	18,711	21,485
Deferred revenue	1,050	2,420
Tax carryforwards	242,098	279,542
Accrued liabilities and other	21,086	25,281

	284,791	333,162

Net deferred tax assets	277,425	328,071
Valuation allowance for net deferred tax assets	(277,425)	(328,071)

Net deferred taxes	$—	$—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. As of December 31, 2002, the valuation allowance includes approximately $43.8 million related to the acquisition of Diffusion, Inc., Engine 5, DataSage, OnDisplay and Epicentric net deferred tax assets. The initial recognition of these acquired deferred tax asset items will first reduce goodwill, then other non-current intangible assets of the acquired entity. Approximately $143.2 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, substantially all of which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiary were immaterial as of December 31, 2001 and 2002. Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

The Company’s provision for income taxes for 2000, 2001 and 2002 consists primarily of withholdings on income generated in foreign countries. The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year ended December 31,
	2000	2001	2002
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(0.1)	(0.4)	(1.1)
Non-deductible goodwill amortization	20.5	28.7	19.8
In-process research and development	10.5	—	0.1
Stock compensation	2.2	0.2	0.2
Foreign taxes at different rates	0.3	0.1	0.8
Change in valuation allowance	0.8	5.4	14.0
Other	0.1	0.1	0.7

	0.3%	0.1%	0.5%

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 — Related Party Transactions

The Company entered into loan agreements with certain of its employees. Receivables from employees totaled $1.2 million and $0.9 million at December 31, 2001 and 2002, respectively. An employee receivable is reported as a current asset in the line item “Prepaid expenses and other” unless collection is expected to be outside of one year from the balance sheet date; in which case, it is reported in the line item “Other assets.” At December 31, 2001 and 2002, $0.5 million and $0 employee receivables were classified as other assets.

The Company holds a Promissory Note from a non-officer employee. The principal sum of $0.4 million was used for personal purposes. The loan was due and payable on December 31, 2002 and is accelerated if certain events occur prior to the maturity date. On December 30, 2002, the due date was extended to June 15, 2003. The loan note is secured by the employee’s principal residence and bears interest at 8% per annum, compounded quarterly. At December 31, 2001 and 2002, the principal outstanding was $0.4 million and $0.01, respectively, plus accrued interest to date.

The Company holds an additional Promissory Note from another non-officer employee. The principal sum of $0.3 million was used for personal purposes. The loan was due and payable on June 30, 2002 and is accelerated if certain events occur prior to the maturity date. On June 21, 2002, the due date was extended to June 30, 2003. The loan note is secured by a first priority mortgage on such employee’s real estate and bears interest at 8% per annum, compounded quarterly. At both December 31, 2001 and 2002, the principal outstanding was $0.3 million, plus accrued interest to date.

The Company also holds a Promissory Note from a non-officer employee, as carried forward from the Epicentric business combination. The principal sum of $0.1 million is due and payable on May 8, 2003 and is accelerated if certain events occur prior to the maturity date. The loan note is secured in part by variable and commission compensation and bears interest at 3.21 % per annum. At December 31, 2001 and 2002, the principal outstanding was $0 and $0.05 million, respectively, plus accrued interest to date.

The Company holds a Promissory Note from William R. Daniel, former Senior Vice President and General Manager of the Application Products Division. The principal sum of $0.5 million was used to purchase his primary residence in Texas in connection with his relocation to Texas. The loan is due and payable on June 13, 2004 and is accelerated if certain events occur prior to the maturity date. Mr. Daniel resigned on February 3, 2003, thereby accelerating the due date to May 4, 2003. The loan note is secured by a deed of trust on the property acquired and a security interest in Company common stock pledged by Mr. Daniel and does not bear interest. At both December 31, 2001 and 2002, the principal outstanding was $0.5 million.

The Company entered into an offer letter agreement dated January 18, 2002 with Jeanne K. Urich, Senior Vice President, Global Professional Services. The agreement provides that Ms. Urich may borrow up to $2.0 million from the Company pursuant to a loan to purchase a residence. The loan will initially be interest-free and is to be secured by a priority deed of trust on the residence and a pledge of any shares acquired pursuant to the exercise of her Company options. The loan is to be due six years from the execution of the loan but will be repayable one year after she leaves the Company’s employ or upon a sale or other transfer of the residence and must be repaid from 50% of the proceeds of any sale by Ms. Urich of her option shares. At December 31, 2002, there was $0 outstanding pursuant to the above referenced agreement. Subsequent to December 31, 2002, the Company and Ms. Urich agreed to cancel the referenced offer to provide a loan in the amount of up to $2.0 million. In the event that Ms. Urich moves to Austin, Texas, the Company will provide Ms. Urich a defined relocation package.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — Segments of Business and Geographic Area Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s operations by geographic area follows (in thousands):

	Year ended December 31,
	2000	2001	2002
Revenue:
Americas:
United States	$270,091	$190,613	$104,863
Other	—	1,330	2,411

Total Americas	270,091	191,943	107,274

Europe	78,795	93,797	41,977
Asia Pacific	17,775	11,010	5,887

Total	$366,661	$296,750	$155,138

	At December 31,
	2001	2002
Identifiable assets:
Americas:
United States	$594,366	$392,808
Other	2,749	2,491

Total Americas	597,115	395,299

Europe	60,478	26,291
Asia Pacific	5,433	3,022

Total	$663,026	$424,612