Form 10-Q
period 2003-03-31
VIGNETTE CORP
filed 2003-05-15
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

As of April 30, 2003, there were 253,241,724 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended March 31, 2003

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

in thousands

ASSETS	March 31, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$239,169	$216,076
Short-term investments	42,946	91,678
Accounts receivable, net	22,806	28,817
Prepaid expenses and other current assets	4,737	4,044

Total current assets	309,658	340,615

Property and equipment, net	20,099	23,500
Investments	13,691	13,652
Goodwill, net	32,108	32,993
Other intangibles, net	10,111	11,637
Other assets	1,499	2,215

Total assets	$387,166	$424,612

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$53,435	$77,647
Deferred revenue	38,820	41,644
Current portion of capital lease obligation	248	324
Other current liabilities	4,866	6,375

Total current liabilities	97,369	125,990

Deferred revenue, less current portion	3,162	2,650
Other long-term liabilities, less current portion	26,817	30,120

Total liabilities	127,348	158,760

Stockholders’ equity	259,818	265,852

Total liabilities and stockholders’ equity	$387,166	$424,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended March 31,
	2003	2002
Revenue:
Product license	$16,451	$20,491
Services	24,345	25,888

Total revenue	40,796	46,379

Cost of revenue:
Product license	553	826
Amortization of acquired technology	800	—
Services (1)	10,465	13,082

Total cost of revenue	11,818	13,908

Gross profit	28,978	32,471

Operating expenses:
Research and development (1)	12,109	13,949
Sales and marketing (1)	18,228	28,989
General and administrative (1)	4,801	6,627
Purchased in-process research and development, acquisition-related and other charges	1,142	—
Business restructuring charges	—	13,808
Amortization of deferred stock compensation	377	709
Amortization of intangible assets	609	7,633

Total operating expenses	37,266	71,715

Loss from operations	(8,288)	(39,244)
Other income (expense), net	1,035	1,687

Loss before provision for income taxes	(7,253)	(37,557)
Provision for income taxes	294	390

Net loss	$(7,547)	$(37,947)

Basic net loss per common share	$(0.03)	$(0.15)

Shares used in computing basic net loss per common share	251,230	247,220

	Three Months Ended March 31,
(1) Excludes amortization of deferred stock compensation as follows:	2003	2002
Cost of revenue—services	$—	$98
Research and development	114	166
Sales and marketing	23	222
General and administrative	240	223

	$377	$709

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Three Months Ended March 31,
	2003	2002
Operating activities:
Net loss	$(7,547)	$(37,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,134	5,207
Noncash compensation expense	377	709
Amortization of intangible assets	1,526	7,633
Noncash restructuring charges	—	803
Noncash investment impairments	75	—
Other noncash items	4	(41)
Changes in operating assets and liabilities	(9,093)	1,068

Net cash used in operating activities	(10,524)	(22,568)

Investing activities:
Purchase of property and equipment	(742)	(1,866)
Purchase of business, net of cash acquired	(15,449)	—
Maturity (purchase) of short-term investments, net	48,732	(38,989)
Purchase of restricted investments	—	(253)
Purchase of equity securities	(223)	(800)
Other	41	(1,097)

Net cash provided by (used in) investing activities	32,359	(43,005)

Financing activities:
Payments on capital lease obligations	(98)	(326)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	1,114	4,006
Payments for unvested common stock	—	(24)

Net cash provided by financing activities	1,016	3,656

Effect of exchange rate changes on cash and cash equivalents	242	(329)

Net change in cash and cash equivalents	23,093	(62,246)
Cash and cash equivalents at beginning of period	216,076	348,916

Cash and cash equivalents at end of period	$239,169	$286,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2003

NOTE 1 — General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at December 31, 2002 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

NOTE 2 — Stock-based Compensation

At March 31, 2003, the Company has five stock-based compensation plans. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options or its stock to its employees at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation costs are recorded. In the event that options are granted or restricted shares are issued at an exercise price that is less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the respective option or restricted stock. Deferred stock compensation is amortized on an accelerated basis over the options’ and restricted stock respective vesting periods, and is recorded as “Amortization of deferred stock compensation” in the Condensed Consolidated Statements of Operations.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“Statement 148”). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The Company has adopted the additional disclosure provisions required by Statement 148. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss:

Reported net loss	$(7,547)	$(37,947)
Add: Total stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	377	709
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24,650)	(25,276)

Pro forma net loss	$(31,820)	$(62,514)

Basic net loss per share :
Reported net loss per share	$(0.03)	$(0.15)

Pro-forma net loss per share	$(0.13)	$(0.25)

Equity instruments issued to non-employees are accounted for in accordance with Statement 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

NOTE 3 — Business Combinations

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

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Due to changes of assets acquired and liabilities assumed, the purchase price allocation is subject to revision. These revisions are not expected to be material. During the three months ended March 31, 2003, the Company recorded a $0.9 million increase in net assets acquired, thereby reducing goodwill by the same amount. As of March 31, 2003, the Company recorded $32.1 million in goodwill associated with the Epicentric acquisition. Goodwill is assigned at the enterprise level and is not expected to be deductible for income tax purposes.

As a result of the Epicentric acquisition, the Company accrued exit costs of $9.8 million. These costs relate to lease obligations for excess office space that the Company vacated under the approved facilities exit plan. The total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences would result in adjustments to the purchase price allocation and

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ultimately, the amount allocated to goodwill. Impacted sites include office space located in San Francisco, California; New York, New York; Chicago, Illinois; and Austin, Texas. The maximum lease commitment of such vacated properties was four years from the acquisition date.

Additionally, the Company accrued severance and relocation costs of $1.9 million. These costs relate to severance, payroll taxes, outplacement and relocation benefits for certain Epicentric employees impacted by the approved plan of termination and relocation. Approximately 85 Epicentric employees were severed in the sales, marketing, professional services, engineering and general and administrative departments.

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and Relocation Costs	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689
Cash activity	—	—	—

Balance at December 31, 2002	9,794	1,895	11,689
Cash activity	(774)	(1,460)	(2,234)

Balance at March 31, 2003	$9,020	$435	9,455

Less: current portion			3,546

Accrued exit and severance costs, less current portion			$5,909

The Company estimates that the severance and relocation costs will be substantially paid within three months of March 31, 2003.

Acquisition-related and other charges

Acquisition-related and other charges include costs incurred for employees and consultants related to (i) product integration and cross-training, (ii) other employee-related charges and (iii) Epicentric contingent compensation arrangements. The following table presents acquisition-related and other charges for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
Cross-training, product integration and other	$296	$—
Other employee-related charges	77	—
Contingent compensation	769	—

	$1,142	$—

As part of the Epicentric acquisition, contingent compensation in the form of cash totaling $0.8 million was recorded during the three months ended March 31, 2003. The Company expects to pay an additional $2.7 million in cash to certain Epicentric employees over the next two years. Because contingent consideration is based on defined future employment requirements, it is compensatory in nature and is not included in the total purchase price, but is expensed as employment requirements are satisfied.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 — Intangible Assets

The Company adopted Statement 142 on January 1, 2002. Statement 142 requires that ratable amortization of intangible assets with indefinite lives, including goodwill, be replaced with periodic review and analysis for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives.

Intangible assets with indefinite lives

The changes in the carrying amount of goodwill, net of accumulated amortization and impairment charges, for the three months ended March 31, 2003, is as follows (in thousands):

Goodwill
Balance at December 31, 2002	$32,993
Purchase price adjustments	(885)

Balance at March 31, 2003	$32,108

Remaining goodwill pertains to the Epicentric business combination, completed in December 2002.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Intellectual property purchases:
Capitalized research and development	$700	$(233)	$467

Business combinations:
Technology	42,500	(37,167)	5,333
Non-compete contracts	800	(133)	667
Customer relationships	4,100	(456)	3,644

Balance at March 31, 2003	$48,100	$(37,989)	$10,111

The net carrying amount of the capitalized research and development intangible asset relates to a purchase of intellectual property in 2002. The net carrying amount of intangible assets acquired in business combinations relates to the Epicentric purchase.

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to three years. Total amortization expense for the three months ended March 31, 2003 was $1.5 million, of which $0.6 million was recorded as “Amortization of intangible assets” in operating expenses and the remaining $0.9 million was recorded as a cost of revenue. Total amortization expense for the three months ended March 31, 2002 was $7.6 million and was recorded as “Amortization of intangible assets” in operating expenses. Estimated annual amortization expense for fiscal years 2003, 2004 and 2005 is $5.6 million, $4.8 million and $1.3 million, respectively, and $0, thereafter.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. In 2002, the Company reduced the estimated useful life of technology acquired from OnDisplay from four years to two years. Such revision resulted from changes in the Company’s product architecture and anticipated future product offerings. This technology was fully amortized at June 30, 2002. For the quarters ended March 31, 2003 and 2002, this change decreased net loss by $1.3 million or $0.01 per share and increased net loss by $(5.3) million or $(0.02) per share, respectively.

NOTE 5 — Long-term Investments

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

	March 31, 2003	December 31, 2002
Restricted investments (cost approximates fair value)	$11,697	$11,697
Equity investments:
Common stock	353	537
Limited partnership interest	1,641	1,418

	$13,691	$13,652

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

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized impairment charges of $0.1 million and $0 during the three months ended March 31, 2003 and 2002, respectively. Such impairments are recorded in “Other income (expenses), net” on the Condensed Consolidated Statements of Operations.

NOTE 6 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002. Components of business restructuring charges and the remaining restructuring accruals as of March 31, 2003 are as follows (in thousands):

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872

Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164

Cash activity	(3,010)	—	(2,830)	(5,840)

Balance at March 31, 2003	$33,548	$—	$3,776	37,324

Less: current portion				16,447

Accrued restructuring costs, less current portion				$20,877

At March 31, 2003, remaining cash expenditures resulting from the restructuring are estimated to be $37.3 million and relate primarily to facility lease commitments. Excluding facilities lease commitments, the Company estimates that these costs will be substantially incurred within one year. The Company has substantially implemented its restructuring efforts initiated in conjunction with its restructuring plan; however, there can be no assurance that the estimated costs of the Company’s restructuring efforts will not change.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. Facility lease commitments relate to the Company’s departure from certain office space in Austin and Houston, Texas; Redwood City, Los Angeles and San Ramon, California; Boston, Waltham, Reading and Cambridge, Massachusetts; New York, New York; Reston, Virginia; Maidenhead, United Kingdom; Paris, France; Hamburg, Germany; Madrid, Spain; Sydney and Melbourne, Australia; Bangalore and Guragon, India; Hong Kong, China; and Singapore. The maximum lease commitment of such vacated properties is nine years from March 31, 2003.

Asset impairments

Asset impairments relate to the impairment of certain leasehold improvements and office and computer equipment. These fixed assets were impaired as a result of the Company’s decision to vacate certain office space and to align its infrastructure with current and projected headcount.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee separation and other costs

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, the Company severed approximately 1,525 employees. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

NOTE 7 — Commitments and Contingencies

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

Leases

At March 31, 2003, future minimum lease payments under noncancelable leases, including $33.5 million accrued as restructuring charges and $9.0 million accrued as exit costs in connection with the 2002 Epicentric acquisition, are as follows (in thousands):

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Operating Leases
	Gross Commitment	Contractual Sublease Income	Net Commitment	Capital Leases
Remaining 2003	$13,404	$1,161	$12,243	$260
2004	14,057	801	13,256	30
2005	12,510	316	12,194	4
2006	6,926	—	6,926	—
2007	4,231	—	4,231	—
Thereafter	11,417	—	11417	—

Total minimum lease payments	$62,545	$2,278	$60,267	294

Amounts representing interest				(15)

Present value of net minimum lease payments (including current portion of $324)				$279

Product warranties

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically, such costs have not been material.

Software license indemnifications

Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”), requires that the Company recognize the fair value for certain guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002. When the Company determines that a loss is probable, the estimable loss must be recognized as it relates to applicable guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify customers of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company records resulting costs as incurred and historically, such costs have not been material. Accordingly, the Company has not recorded a liability related to these indemnification provisions.

NOTE 8 — Comprehensive Income (Loss)

The Company’s comprehensive loss is included as a component of stockholders’ equity and is composed of (i) net loss, (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(7,547)	$(37,947)
Foreign currency translation adjustments	230	(413)
Unrealized gain (loss) on investments	(210)	(2,328)

Total comprehensive loss	$(7,527)	$(40,688)

NOTE 9 — Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. Pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share, diluted net loss per share has not been presented, as the effect of the assumed exercise of stock options and contingently issued shares is antidilutive.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 — Selected Balance Sheet Detail

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Accounts payable	$2,645	$3,151
Accrued employee liabilities	14,034	15,955
Accrued restructuring charges	16,447	19,759
Accrued exit and severance costs	3,546	5,027
Accrued acquisition consideration	1,303	13,854
Accrued other charges	15,460	19,901

	$53,435	$77,647

Long-term liabilities, less current portion consisted of the following (in thousands):
	March 31, 2003	December 31, 2002
Accrued restructuring charges, less current portion	$20,877	$23,405
Accrued exit and severance costs, less current portion	5,909	6,662
Capital lease obligation, less current portion	31	53

	$26,817	$30,120

Stockholders’ equity consisted of the following (in thousands):
	March 31, 2003	December 31, 2002
Common stock	$2,529	$2,518
Additional paid in capital	2,658,089	2,657,014
Notes receivable for purchase of common stock	(32)	(32)
Deferred stock compensation	(960)	(1,367)
Accumulated other comprehensive income	190	170
Accumulated deficit	(2,399,998)	(2,392,451)

	$259,818	$265,852

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

Overview

Our content management and portal solutions enable organizations to build, manage and deploy Web applications for the real-time enterprise. We give organizations the capability to manage electronic assets across their enterprise, to associate meaning and value to that information, and to deliver it to the right audience at the right time through portals and Web applications. We provide a broad set of software products to manage both information and the portals through which information is delivered.

Our integrated products can reduce Web deployment time, costs and risks by eliminating the need to combine products from multiple vendors. Our products also offer an integrated system for measuring the effectiveness of Web applications and online interactions. This allows organizations to measure the success of their Web initiatives, and to adapt their initiatives to enhance their efficiency and productivity. Competitive, performance-based organizations that strive to operate in real-time can use this insight to help improve their business processes and customer service levels.

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

Portal Management enables organizations to configure, deploy and manage multiple portals for various audiences. These portals are managed through a single console to consolidate administration responsibilities.

Our products are supported by Vignette Professional Services (“VPS”). VPS offers pre-packaged and custom services, along with documented best practices, to help organizations define their online business objectives and deploy their content management and portal applications. Our education, consulting and customer care teams give customers the benefit of our experience with thousands of customer implementations. We partner with a number of leading system integrators such as Accenture, EDS and Deloitte Consulting to implement our content and portal management software for their clients. In many cases, we work in blended teams to implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as BEA Systems, IBM and Sun Microsystems.

We are headquartered in Austin, Texas, and operate satellite offices in other U.S. cities. In addition, we are located throughout the Americas, Europe, Asia and Australia. We had 844 full-time employees at March 31, 2003. Due in large part to the restructuring plan we implemented in 2001, and subsequently expanded during 2002, headcount decreased 30% from 1,207 at March 31, 2002.

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

Long-term investments Long-term investments include investments in equity securities of both private and public companies. We also hold investment-grade securities and restricted certificates of deposit that collateralize certain lease obligations. These lease obligations have remaining terms in excess of one year. Long-term investments are recorded at their estimated fair value. We periodically analyze our long-term investments for impairments considered other than temporary. In performing this analysis, we evaluate whether general market conditions which reflect prospects for the economy as a whole, or information pertaining to an investment’s industry or that individual company, indicates that a decline in value that is other than temporary has occurred. If so, we consider specific factors, including the financial condition and near-term prospects of each investment, any event that may affect the investee company, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We record an investment impairment charge in the line item “Other income (expense), net” when we believe an investment has experienced a decline in value that is other than temporary.

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

Goodwill and identifiable intangible assets We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. The assessment is completed using a two-step approach. Step 1 involves identifying reporting units, determining the fair value of each reporting unit, and determining if the fair value of each reporting unit is less than its carrying amount. Step 2 measures the impairment charge and is completed if the fair value is less than the carrying value, as determined in Step 1. Impairment reviews require management to make complex estimates and assumptions, including but not limited to determining our reporting unit(s), selecting the appropriate methodology to determine the estimated fair value of a reporting unit as well as the actual fair value estimation of each reporting unit. If our estimates or assumptions were to change, this could result in a materially different impairment conclusion.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

		Three Months Ended March 31,
		2003	2002
Revenue:
Product license		40%	44%
Services		60	56

Total revenue		100	100
Cost of revenue:
Product license		1	2
Amortization of acquired technology		2	—
Services		26	28

Total cost of revenue		29	30

Gross profit		71	70

Operating expenses:
Research and development		30	30
Sales and marketing		45	63
General and administrative		12	14
Purchased in-process research and development, acquisition-related and other charges		2	—
Business restructuring charges		—	30
Amortization of deferred stock compensation		1	2
Amortization of intangible assets		1	16

Total operating expenses		91	155

Loss from operations		(20)	(85)
Other income (expense), net		3	4

Loss before provision for income taxes		(17)	(81)
Provision for income taxes		1	1

Net loss		(18)%	(82)%

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002 (in thousands, unless otherwise noted)

Revenue

	Three Months Ended March 31,		2003 Compared to 2002
	2003	2002
Product license	$16,451	$20,491	(20)%
Maintenance and support	14,713	12,866	14
Professional services	9,632	13,022	(26)

Total services revenue	24,345	25,888	(6)

Total revenue	$40,796	$46,379	(12)%

Total revenue decreased 12% in the three months ended March 31, 2003. This decrease relates primarily to the sustained global economic slowdown that originated in late 2000. The weakened economy substantially curtailed corporate information technology spending. As a result, we experienced a longer sales cycle and fewer new customers.

Product license. Product license revenue decreased 20% in the three months ended March 31, 2003 and related to a sustained reduction and delay in corporate information technology spending.

Services. Services revenue decreased 6% in the three months ended March 31, 2003 and related to decreased professional services revenue, which decreased 26% in the comparable period. Professional services revenue was impacted by fewer new product engagements, lower billing rates and to a lesser extent, transition of consulting and implementation engagements to our partners and other third-party integrators. Maintenance and support revenue increased 14% in 2003 and related to both Epicentric maintenance and support agreements assumed through our acquisition in December 2002 and an increase in maintenance renewals.

During the comparative three months ended March 31, 2003 and 2002, no single customer accounted for more than 10% of our total revenues. International revenue was $11.1 million and $14.8 million, or 27% and 32% of total revenues, in the three months ended March 31, 2003 and 2002, respectively.

Cost of revenue

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing professional and maintenance services.

	Three Months Ended March 31,		2003 Compared to 2002
	2003	2002
Product license	$553	$826	(33)%
Amortization of acquired technology	800	—	100

Maintenance and support	2,185	1,796	22
Professional services	8,280	11,286	(27)

Total services revenue	10,465	13,082	(20)

Total cost of revenue	11,818	13,908	(15)

Gross profit	$28,978	$32,471	(11)%

Product license and amortization of acquired technology. Product license costs decreased 33% in the three months ended March 31, 2003. The decrease resulted primarily from the decline in overall product license revenue. Through our December 2002 purchase of Epicentric, we acquired certain technological intangible assets having an estimated fair value of $6.4 million and an estimated useful life of two years. The amortization of these intangible assets is recorded as a cost of revenue.

Services. Services costs decreased 20% in the three months ended March 31, 2003 and related primarily to our restructuring efforts via headcount reductions and other cost-saving measures. The overall improvement in services gross profit related to an increased mix of maintenance and support revenue, in relation to total services revenue. Professional services costs decreased 27% in the three months ended March 31, 2003. Maintenance and support costs increased 22% in 2003 and related to increased headcount to provide maintenance and support services to customers assumed through the Epicentric acquisition.

Operating expenses

	Three Months Ended March 31,		2003 Compared to 2002
	2003	2002
Research and development	$12,109	$13,949	(13)%
Sales and marketing	18,228	28,989	(37)
General and administrative	4,801	6,627	(28)
Purchased in-process research and development, acquisition-related and other charges	1,142	—	100
Business restructuring charges	—	13,808	(100)
Amortization of deferred stock compensation	377	709	(47)
Amortization of intangible assets	609	7,633	(92)

Total operating expenses	$37,266	$71,715	(48)%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 13% in the three months ended March 31, 2003. The decrease related primarily to our restructuring efforts via reduced engineering headcount and other cost-saving measures.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses decreased 37% in the three months ended March 31, 2003. The decrease in absolute dollars and as a percentage of revenue related primarily to our restructuring efforts via reduced headcount and other cost-saving measures, lower commissions due to lower product sales, as well as reduced bad debt charges.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses decreased 28% in the three months ended March 31, 2003. The decrease in absolute dollars and as a percentage of total revenue related primarily to our restructuring efforts via reduced headcount and other cost-saving measures.

Acquisition-related and other charges Acquisition-related and other charges include costs incurred for employees and consultants and relates to product integration and cross-training, other employee-related charges and Epicentric contingent compensation arrangements. The following table presents acquisition-related and other charges for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
Cross-training, product integration and other	$296	$—
Other employee-related charges	77	—
Contingent compensation	769	—

	$1,142	$—

As part of the Epicentric acquisition, contingent compensation in the form of cash totaling $0.8 million was recorded during the three months ended March 31, 2003. We expect to pay an additional $2.7 million in cash to certain Epicentric employees over the next two years. Because contingent consideration is based on defined future employment requirements, it is compensatory in nature and is not included in the total purchase price, but is expensed as future employment requirements are satisfied.

Business restructuring charges. We incurred no additional business restructuring charges in 2003. During 2002, we expanded the restructuring efforts initiated during 2001. Although we have substantially implemented the restructuring activities announced during 2001 and 2002, there can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals as of March 31, 2003 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872

Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164

Cash activity	(3,010)	—	(2,830)	(5,840)

Balance at March 31, 2003	$33,548	$—	$3,776	37,324

Less: current portion				16,447

Accrued restructuring costs, less current portion				$20,877

Facility lease commitments related to lease obligations for excess office space that we have vacated as a result of the restructuring plan. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. We estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, based on market information and trend analysis. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the accrual for facility lease commitments. Facility lease commitments relate to our departure from certain office space in Austin and Houston, Texas; Redwood City, Los Angeles and San Ramon, California; Boston, Waltham, Reading and Cambridge, Massachusetts; New York, New York; Reston, Virginia; Maidenhead, United Kingdom; Paris, France; Hamburg, Germany; Madrid, Spain; Sydney and Melbourne, Australia; Bangalore and Guragon, India; Hong Kong, China; and Singapore. The maximum lease commitment of such vacated properties is nine years from March 31, 2003.

Asset impairments related to the impairment of certain leasehold improvements and office and computer equipment. These fixed assets were impaired as a result of our decision to vacate certain office space and to align our infrastructure with current and projected headcount.

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, we have severed approximately 1,525 employees. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

Amortization of deferred stock compensation. For stock options issued to employees, we record deferred compensation at the grant date if a difference exists between the exercise price and the market value of our common stock. For restricted share issuances, we record deferred compensation equal to the market value on the issue date. Deferred stock compensation is amortized on an accelerated basis over the vesting periods of the applicable options and restricted share grants. Amortization of deferred stock compensation is attributable to the following cost categories (in thousands):

	Three Months Ended March 31,
	2003	2002
Cost of revenue—services	$—	$98
Research and development	114	166
Sales and marketing	23	222
General and administrative	240	223

	$377	$709

Amortization of intangible assets. Intangible amortization expense decreased 92% in the three months ended March 31, 2003 and related to a change in the estimated useful life of technologies purchased as part of the OnDisplay, Inc. acquisition. Due to changes in our product architecture and anticipated future product offerings, we reduced the estimated life of this acquired technology from four years to two years. Such technology was fully amortized at June 30, 2002.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, as well as recognized investment gains and losses.

	Three Months Ended March 31,		2003 Compared to 2002
	2003	2002
Other income (expense), net	$1,035	$1,687	(39)%

Other income decreased 39% in the three months ended March 31, 2003 and related to the general decline in investment yields on our lower cash, cash equivalents and short-term investment balances, and a $0.1 million impairment of a long-term investment. The impairment related to an other than temporary decline in common stock held in a publicly-held technology company.

At March 31, 2003, our unrestricted, long-term investments totaled $2.0 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Three Months Ended March 31,		2003 Compared to 2002
	2003	2002
Provision for income taxes	$294	$390	(25)%

We have provided a full valuation allowance on our net deferred tax assets, which include net operating loss and research and development credit carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets.

Forward-looking Information

During our first quarter 2003 financial results conference call dated April 23, 2003, we provided the following forward-looking information. Such information is current as of that date, unless otherwise noted, and relates to the sequential quarter ended June 30, 2003, as compared to the quarter ended March 31, 2003.

We expect total revenue will range between $40 million and $42 million. We expect the mix of revenue will remain constant with license revenue accounting for 40% to 42% of total revenue and service revenue accounting for 58% to 60% of total revenue.

We expect our cost of revenue will remain relatively constant in the upcoming quarter. As a percentage of total revenue, gross margin will range between 70% and 73%.

To maintain a competitive advantage, we will continue to invest in research and development activities, and therefore expect our research and development costs will be between 26% and 28% of total revenue. We expect our sales and marketing costs will be between 46% and 48% of total revenue and our general and administrative costs will be between 9% and 11% of total revenue. We expect acquisition-related charges to be 3% of total revenues and relates to contingent consideration due to certain legacy-Epicentric employees. We expect both amortization of intangible assets and deferred stock compensation will be 1%, respectively.

We expect other income will be 3% of total revenue and the provision for income taxes will be 1% of total revenue. We expect a net loss of $0.02 per share, assuming 252.0 million shares outstanding.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	March 31, 2003	December 31, 2002
Cash and cash equivalents	$239,169	$216,076
Short-term investments	$42,946	$91,678
Working capital	$212,289	$214,625
Current ratio	3.2:1	2.7:1
Days of sales outstanding – for the quarter ended	51	65

At March 31, 2003, we had $282.1 million in cash, cash equivalents and short-term investments and no debt. We invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale. For the quarter ended March 31, 2003, our days sales outstanding decreased 22% to 51 days, as compared to 65 days for the quarter ended December 31, 2002. This decrease related to our continued focus on collection efforts.

Net cash used in operating activities was $10.5 million and $22.6 million in the three months ended March 31, 2003 and 2002, respectively. The decrease in operating cash outflows was due primarily to a decrease in our net loss, excluding non-cash and restructuring charges, and changes in working capital. We anticipate using net cash to fund operating activities in future periods as well as to fulfill our restructuring and exit commitments.

Net cash provided by investing activities was $32.4 million in the three months ended March 31, 2003 as compared to net cash use of $43.0 million in the three months ended March 31, 2002. The increase in cash provided was due primarily to the maturity of our investments in short-term marketable securities, partially offset by payment of $15.4 million for the remaining consideration for Epicentric. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in short-term securities to maximize investment yields while preserving cash flow for operational purposes, and acquisition of intellectual property or complementary businesses to expand our market.

Net cash provided by financing activities was $1.0 million and $3.7 million in the three months ended March 31, 2003 and 2002, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of employee stock purchase plan shares.

Our long-term investments are classified as available-for-sale and consist of common stock in publicly-held technology companies, limited partnership interests in a technology incubator, and cash collateral pledged for certain lease obligations. At both March 31, 2003 and December 31, 2002, long-term investments totaled $13.7. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At both March 31, 2003 and December 31, 2002, we had pledged $11.7 as cash collateral for certain of our lease obligations. These investments will remain restricted to the extent that the security requirements exist.

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

At March 31, 2003, future minimum lease payments under noncancelable leases, including $33.5 million accrued as restructuring charges and $9.0 million accrued as exit costs in connection with the 2002 Epicentric acquisition, are as follows (in thousands):

	Operating Leases
	Gross Commitment	Contractual Sublease Income	Net Commitment	Capital Leases
Remaining 2003	$13,404	$1,161	$12,243	$260
2004	14,057	801	13,256	30
2005	12,510	316	12,194	4
2006	6,926	—	6,926	—
2007	4,231	—	4,231	—
Thereafter	11,417	—	11,417	—

Total minimum lease payments	$62,545	$2,278	$60,267	294

Amounts representing interest				(15)

Present value of net minimum lease payments (including current portion of $324)				$279

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“Statement 148”). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. We have adopted the additional disclosure provisions required by Statement 148. Such adoption of Statement 148 did not have a material impact on our consolidated financial statements.

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

Recent and Future Acquisitions, Including Our Acquisition of Epicentric, Inc., Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

We completed our acquisition of Epicentric, Inc. in December 2002. We may discover liabilities and risks associated with this acquisition that were not discovered in our due diligence prior to signing the definitive merger agreement. Although a portion of the purchase price was placed in escrow to cover such liabilities, it is possible that the actual amounts required to cover such liabilities will exceed the escrow amount. Additionally, we may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Failure to successfully integrate future acquisitions could seriously harm our business. Also, our existing stockholders would experience dilution if we financed the acquisitions by issuing equity securities.

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

We recorded 27% of our total revenue for the three months ended March 31, 2003 through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

If We Account for Our Employee Stock Option and Employee Stock Purchase Plans Using the Fair Value Method, Our Operating Results May be Adversely Affected

It is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. We are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, if we had accounted for stock-based compensation plans using the fair value method, our loss per share for the three months ended March 31, 2003 would have been increased by $(0.10) per share.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Asia and Australia where transactions are denominated in the local currency of each location. We currently do not use derivatives to hedge potential exposure to foreign currency exchange rate risk. To date, the impact of foreign currency exchange rate fluctuations has not been material to our consolidated financial statements. Our financial results could be materially affected by future changes in foreign currency exchange rates.

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

At March 31, 2003, our cash and cash equivalents consisted primarily of commercial paper and market auction preferreds. Our short-term investments will mature in less than one year from March 31, 2003 and were invested in corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. These securities as classified as available-for-sale and are recorded at their estimated fair market value.

Long-term investments. We invest in emerging technology companies considered strategic to our software business. At March 31, 2003, long-term investments consisted of common stock held in publicly-traded technology companies and a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. Fair market values were based on quoted market prices where available. If quoted market prices were not available, we use a composite of quoted market prices of companies that are comparable in size and industry classification to our portfolio. We classify our long-term investments as available-for-sale and have recorded a cumulative net unrealized loss of $0.1 million at March 31, 2003.

In addition to strategic investments, we held $11.7 million in restricted investments at both March 31, 2003 and December 31, 2002. Restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. The term of the collateral arrangements range from 2003 to 2010 and the average yield of these investments is approximately 1.38%.

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

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company did not issue any Reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGNETTE CORPORATION

Date: May 15, 2003	By:	/s/ CHARLES W. SANSBURY
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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ CHARLES W. SANSBURY
Charles W. Sansbury Chief Financial Officer