Form 10-Q
period 2003-06-30
VIGNETTE CORP
filed 2003-08-14
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

As of July 31, 2003, there were 253,799,439 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended June 30, 2003

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

in thousands

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$230,648	$216,076
Short-term investments	43,567	91,678
Accounts receivable, net	22,153	28,817
Prepaid expenses and other current assets	4,362	4,044

Total current assets	300,730	340,615

Property and equipment, net	17,853	23,500
Investments	13,216	13,652
Goodwill, net	32,066	32,993
Other intangibles, net	8,753	11,637
Other assets	1,719	2,215

Total assets	$374,337	$424,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$45,015	$77,647
Deferred revenue	32,575	41,644
Current portion of capital lease obligation	196	324
Other current liabilities	5,166	6,375

Total current liabilities	82,952	125,990

Deferred revenue, less current portion	2,334	2,650
Other long-term liabilities, less current portion	28,638	30,120

Total liabilities	113,924	158,760

Stockholders’ equity	260,413	265,852

Total liabilities and stockholders’ equity	$374,337	$424,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Product license	$14,950	$12,610	$31,401	$33,101
Services	25,368	23,039	49,713	48,927

Total revenue	40,318	35,649	81,114	82,028

Cost of revenue:
Product license	527	486	1,080	1,312
Amortization of acquired technology	800	—	1,600	—
Services (1)	9,943	10,945	20,408	24,027

Total cost of revenue	11,270	11,431	23,088	25,339

Gross profit	29,048	24,218	58,026	56,689

Operating expenses:
Research and development (1)	10,559	12,951	22,668	26,900
Sales and marketing (1)	16,292	18,787	34,520	47,776
General and administrative (1)	3,643	5,234	8,444	11,861
Purchased in-process research and development, acquisition-related and other charges	1,128	—	2,270	—
Business restructuring charges	(1,388)	—	(1,388)	13,808
Amortization of deferred stock compensation	237	364	614	1,073
Amortization of goodwill and other intangibles	442	7,612	1,051	15,245

Total operating expenses	30,913	44,948	68,179	116,663

Loss from operations	(1,865)	(20,730)	(10,153)	(59,974)

Other income (expense), net	1,276	1,051	2,311	2,738

Loss before provision for income taxes	(589)	(19,679)	(7,842)	(57,236)

Provision for income taxes	278	232	572	622

Net loss	$(867)	$(19,911)	$(8,414)	$(57,858)

Basic net loss per common share	$(0.00)	$(0.08)	$(0.03)	$(0.23)

Shares used in computing basic net loss per common share	252,369	248,860	251,803	248,044
(1) Excludes amortization of deferred stock compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cost of revenue - services	$—	$48	$—	$146
Research and development	85	144	200	310
Sales and marketing	19	127	41	349
General and administrative	133	45	373	268

	$237	$364	$614	$1,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net loss	$(8,414)	$(57,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,836	10,268
Noncash compensation expense	614	1,073
Amortization of intangible assets	2,884	15,245
Noncash restructuring charges	—	803
Noncash investment impairments	75	458
Other noncash items	(181)	(105)
Changes in operating assets and liabilities	(22,907)	(10,969)

Net cash used in operating activities	(20,093)	(41,085)

Investing activities:
Purchase of property and equipment	(2,081)	(2,557)
Purchase of business, net of cash acquired	(15,449)	—
Maturity (purchase) of short-term investments, net	48,111	(87,010)
Maturity of restricted investments	563	524
Purchase of equity securities	(223)	800
Other	320	(392)

Net cash provided by (used in) investing activities	31,241	(90,235)

Financing activities:
Payments on capital lease obligations	(160)	(527)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	1,703	5,099
Payments for unvested common stock	—	(26)

Net cash provided by financing activities	1,543	4,546

Effect of exchange rate changes on cash and cash equivalents	1,881	2,369

Net change in cash and cash equivalents	14,572	(124,405)
Cash and cash equivalents at beginning of period	216,076	348,916

Cash and cash equivalents at end of period	$230,648	$224,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003

NOTE 1 — General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the three-month and the six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accruals for facility lease commitments, vacated as a result of both its business restructuring and acquisition of Epicentric, Inc. (“Epicentric”). During the three and six month periods ended June 30, 2003, the Company adjusted existing site consolidation accruals resulting in both (i) an additional business restructuring charge of $1.9 million and (ii) a $0.3 million increase in goodwill. It is reasonably possible that such sublease assumptions could change further in the near term, requiring adjustments to future income and goodwill.

NOTE 2 — Stock-based Compensation

At June 30, 2003, the Company has five stock-based compensation plans. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options or its stock to its employees at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation costs are recorded. In the event that options are granted or restricted shares are issued at an exercise price that is less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expense in an amount equivalent to the difference between the market value and the exercise price of the respective option or restricted stock. Deferred stock compensation is amortized on an accelerated basis over the options’ and restricted stock respective vesting periods, and is recorded as “Amortization of deferred stock compensation” in the Condensed Consolidated Statements of Operations. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“Statement 148”). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The Company has adopted the additional disclosure provisions required by Statement 148. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss:

Reported net loss	$(867)	$(19,911)	$(8,414)	$(57,858)
Add: Total stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	237	364	614	1,073
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24,164)	(24,784)	(48,815)	(50,061)

Pro forma net loss	$(24,749)	$(44,331)	$(56,615)	$(106,846)

Basic net loss per share:

Reported net loss per share	$(0.00)	$(0.08)	$(0.03)	$(0.23)

Pro-forma net loss per share	$(0.10)	$(0.18)	$(0.22)	$(0.43)

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

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Due to changes of assets acquired and liabilities assumed, the purchase price allocation is subject to revision. These revisions are not expected to be material. During the six months ended June 30, 2003, the Company recorded a $0.9 million increase in net assets acquired, thereby reducing goodwill by the same amount. As of June 30, 2003, the Company recorded $32.1 million in goodwill associated with the Epicentric acquisition. Goodwill is assigned at the enterprise level and is not expected to be deductible for income tax purposes.

As a result of the Epicentric acquisition, the Company accrued exit costs of $10.1 million. These costs relate to lease obligations for excess office space that the Company vacated under the approved facilities exit plan. The total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities,

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

including estimated costs to sublease and sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences would result in adjustments to the purchase price allocation and ultimately, the amount allocated to goodwill. During the six months ended June 30, 2003, the Company adjusted certain of these estimates resulting in a $0.3 million increase to goodwill. Impacted sites include office space located in San Francisco, California; New York, New York; Chicago, Illinois; and Austin, Texas. The maximum lease commitment of such vacated properties was four years from the acquisition date.

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

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and Relocation Costs	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689
Cash activity	—	—	—

Balance at December 31, 2002	9,794	1,895	11,689
Cash activity	(774)	(1,460)	(2,234)

Balance at March 31, 2003	9,020	435	9,455
Adjustment to accrual	312	—	312
Cash activity	(806)	(122)	(928)

Balance at June 30, 2003	$8,526	$313	8,839

Less: current portion			3,384

Accrued exit and severance costs, less current portion			$5,455

The Company estimates that the severance and relocation costs will be substantially paid within three months of June 30, 2003.

Acquisition-related and other charges

Acquisition-related and other charges include costs incurred for employees and consultants related to (i) product integration and cross-training, (ii) other employee-related charges and (iii) Epicentric contingent compensation arrangements. The following table presents acquisition-related and other charges for the three months and six months ended June 30, 2003 and 2002, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cross-training, product integration and other	$6	$—	$302	$—
Other employee-related charges	9	—	86	—
Contingent compensation	1,113	—	1,882	—

	$1,128	$—	$2,270	$—

As part of the Epicentric acquisition, contingent compensation in the form of cash totaling $1.1 million and $1.9 million was recorded during the three and six months ended June 30, 2003, respectively. The Company expects to incur an additional $1.5 million in contingent compensation expense for certain Epicentric employees over the next 18 months. Because contingent consideration is based on defined future

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

employment requirements, it is compensatory in nature and is not included in the total purchase price, but is expensed as employment requirements are satisfied.

NOTE 4 — Intangible Assets

The Company adopted Statement 142 on January 1, 2002. Statement 142 requires that ratable amortization of intangible assets with indefinite lives, including goodwill, be replaced with periodic review and analysis for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives.

Intangible assets with indefinite lives

The changes in the carrying amount of goodwill, net of accumulated amortization and impairment charges, for the six months ended June 30, 2003, is as follows (in thousands):

Goodwill
Balance at December 31, 2002	$32,993
Purchase price adjustments	(927)

Balance at June 30, 2003	$32,066

Remaining goodwill pertains to the Epicentric business combination, completed in December 2002.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Intellectual property purchases:
Capitalized research and development	$700	$(350)	$350

Business combinations:
Technology	42,500	(37,967)	4,533
Non-compete contracts	800	(233)	567
Customer relationships	4,100	(797)	3,303

Balance at June 30, 2003	$48,100	$(39,347)	$8,753

The net carrying amount of the capitalized research and development intangible asset relates to a purchase of intellectual property in 2002. The net carrying amount of intangible assets acquired in business combinations relates to the Epicentric purchase.

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to three years. Total amortization expense for the three and six months ended June 30, 2003 was $1.4 million and $2.9 million, respectively, of which $0.4 million and $1.1 million, respectively, was recorded as “Amortization of intangible assets” in operating expenses and the remaining $1.0 million and $1.8 million, respectively, was recorded as a cost of revenue. Total amortization expense for the three and six months ended June 30, 2002 was $7.6 million and $15.2 million, respectively, and was recorded as “Amortization of intangible assets” in operating expenses. Estimated annual amortization expense for fiscal years 2003, 2004 and 2005 is $5.6 million, $4.8 million and $1.3 million, respectively, and $0, thereafter.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. In 2002, the Company reduced the estimated useful life of technology acquired from OnDisplay from four years to two years. Such revision resulted from changes in the Company’s product architecture and anticipated future product offerings. This technology was fully amortized at June 30, 2002. For the three and six months ended June 30, 2003, this change in estimated useful life resulted in a decrease in net loss of $1.3 million and $2.7 million, respectively, and a decrease in basic net loss per share of $0.01 and $0.01 per share, respectively. Comparatively, for the three and six months ended June 30, 2002, the change in estimated useful life resulted in an increase in net loss of $5.3 million and $10.6 million and an increase in basic net loss per share of $0.02 and $0.04 per share, respectively.

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

	June 30, 2003	December 31, 2002
Restricted investments (cost approximates fair value)	$11,143	$11,697
Equity investments:
Common stock	432	537
Limited partnership interest	1,641	1,418

	$13,216	$13,652

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

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized impairment charges of $0 and $0.1 million, during the three and six months ended June 30, 2003, respectively, and $0.5 million and $0.5 million, during the three and six months ended June 30, 2002, respectively. Such impairments are recorded in “Other income (expense), net” on the Condensed Consolidated Statements of Operations.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002. Components of business restructuring charges and the remaining restructuring accruals as of June 30, 2003 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872

Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164

Cash activity	(3,010)	—	(2,830)	(5,840)

Balance at March 31, 2003	33,548	—	3,776	37,324

Adjustment to accrual	1,870	—	(3,258)	(1,388)

Cash activity	(2,420)	—	(297)	(2,717)

Balance at June 30, 2003	$32,999	$—	$221	33,219

Less: current portion				10,062

Accrued restructuring costs, less current portion				$23,157

During the three months ended June 30, 2003, the Company adjusted its existing restructuring accruals, resulting in net restructuring income of $1.4 million for the respective three and six months then ended. This net income relates to (i) the favorable resolution of certain employee-related matters, totaling $3.3 million, partially offset by (ii) reductions in estimated sublease income, totaling $1.9 million.

At June 30, 2003, remaining cash expenditures resulting from the restructuring are estimated to be $33.2 million and relate primarily to facility lease commitments of which, the remaining maximum lease commitment is nine years. Excluding facilities lease commitments, the Company estimates that the employee separation and other costs will be substantially incurred within one year. The Company has substantially implemented its restructuring efforts initiated in conjunction with its restructuring plan; however, there can be no assurance that the estimated costs of the Company’s restructuring efforts will not change.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. During the three months ended June 30, 2003, the Company identified a sustained weakening in certain sublease markets, primarily in Austin, Texas and New York, New York. Consequently, the Company adjusted certain of its sublease assumptions

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for properties previously vacated, resulting in a $1.9 million increase in the facility lease commitment accrual. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. Facility lease commitments relate to the Company’s departure from certain office space in Austin and Houston, Texas; Redwood City, Los Angeles and San Ramon, California; Boston, Waltham, Reading and Cambridge, Massachusetts; New York, New York; Reston, Virginia; Maidenhead, United Kingdom; Paris, France; Hamburg, Germany; Madrid, Spain; Sydney and Melbourne, Australia; Bangalore and Guragon, India; Hong Kong, China; and Singapore. The maximum lease commitment of such vacated properties is nine years from June 30, 2003.

Asset impairments

Asset impairments relate to the impairment of certain leasehold improvements and office and computer equipment. These fixed assets were impaired as a result of the Company’s decision to vacate certain office space and to align its infrastructure with current and projected headcount.

Employee separation and other costs

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, the Company severed approximately 1,525 employees. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies. During the three months ended June 30, 2003, the Company favorably resolved certain employee matters that related to the Company-initiated reduction in force. This resolution resulted in a $3.3 million decrease in the employee separation and other costs accrual.

NOTE 7 — Commitments and Contingencies

Securities class action

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company’s initial public offering of Vignette stock in February 1999 and the Company’s secondary public offering of Vignette stock in December 1999 – Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company’s initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in “tie-in arrangements” whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company’s initial public offering and the prospectus and registration statement for the Company’s secondary public offering. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately three hundred companies who are part of the consolidated case against the Company, the negotiation of a settlement agreement, and approval by the Court. We cannot determine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Litigation and other claims

The Company is also subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Leases

At June 30, 2003, future minimum lease payments under noncancelable leases, including $35.8 million accrued as restructuring charges and $8.6 million accrued as exit costs in connection with the 2002 Epicentric acquisition, are as follows (in thousands):

	Operating Leases
	Gross Commitment	Contractual Sublease Income	Net Commitment	Capital Leases
Remaining 2003	$6,966	$509	$6,457	$198
2004	14,378	675	13,703	30
2005	12,827	617	12,210	4
2006	6,846	65	6,781	—
2007	4,211	65	4,146	—
Thereafter	11,408	22	11,386	—

Total minimum lease payments	$56,636	$1,953	$54,683	232

Amounts representing interest				(10)

Present value of net minimum lease payments (including current portion of $196)				$222

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

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — Comprehensive Income (Loss)

The Company’s comprehensive loss is included as a component of stockholders’ equity and is composed of (i) net loss, (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(867)	$(19,911)	$(8,414)	$(57,858)
Foreign currency translation adjustments	731	2,165	961	1,752
Unrealized loss on investments	(94)	(563)	(304)	(2,891)

Total comprehensive loss	$(230)	$(18,309)	$(7,757)	$(58,997)

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

NOTE 10 — Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“Interpretation 46”), Consolidation of Variable Interest Entities. Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of Interpretation 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect of Interpretation 46. At this time, the Company does not believe that the adoption of Interpretation 46 will have a material impact on its consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — Selected Balance Sheet Detail

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Accounts payable	$2,880	$3,151
Accrued employee liabilities	14,560	15,955
Accrued restructuring charges	10,062	19,759
Accrued exit and severance costs	3,384	5,027
Accrued acquisition consideration	1,203	13,854
Accrued other charges	12,926	19,901

	$45,015	$77,647

Long-term liabilities, less current portion consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Accrued restructuring charges, less current portion	$23,157	$23,405
Accrued exit and severance costs, less current portion	5,455	6,662
Capital lease obligation, less current portion	26	53

	$28,638	$30,120

Stockholders’ equity consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Common stock	$2,538	$2,518
Additional paid in capital	2,658,668	2,657,014
Notes receivable for purchase of common stock	(32)	(32)
Deferred stock compensation	(723)	(1,367)
Accumulated other comprehensive income	827	170
Accumulated deficit	(2,400,865)	(2,392,451)

	$260,413	$265,852

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our products are supported by Vignette Professional Services (“VPS”). VPS offers pre-packaged and custom services, along with documented best practices, to help organizations define their online business objectives and deploy their content management and portal applications. Our education, consulting and customer care teams give customers the benefit of our experience with thousands of customer implementations. We partner with a number of leading system integrators such as Accenture, EDS and Deloitte Consulting to implement our content and portal management software for their clients. In many cases, we work in blended teams to implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as BEA Systems, and Sun Microsystems.

We are headquartered in Austin, Texas, and operate satellite offices in other U.S. cities. In addition, we are located throughout the Americas, Europe, Asia and Australia. We had 815 full-time employees at June 30, 2003. Due in large part to the restructuring plan we implemented in 2001, and subsequently expanded during 2002, headcount decreased 22% from 1,052 at June 30, 2002.

Since our inception in December 1995, we have incurred substantial costs to develop our technology and products; market, sell and service these products; recruit and train personnel; and build a corporate infrastructure. As a result, we have incurred significant losses since our inception and, as of June 30, 2003, we had an accumulated deficit of approximately $2.4 billion. We believe our success depends on the continued development and acceptance of our products and services, the growth of our customer base as well as the overall growth in the Web applications market. Accordingly, we intend to invest in research and development, sales, marketing, professional services and to a lesser extent our operational and financial systems, as necessary. We expect to continue to incur operating losses in the near future, and we will require increases in revenues before we achieve and sustain profitability; however, we cannot assure that such increases in revenue will result in profitability.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Product license	37%	35%	39%	40%
Services	63	65	61	60

Total revenue	100	100	100	100
Cost of revenue:
Product license	1	1	1	2
Amortization of acquired technology	2	—	2	—
Services	25	31	25	29

Total cost of revenue	28	32	28	31

Gross profit	72	68	72	69
Operating expenses:
Research and development	26	36	28	33
Sales and marketing	40	53	43	58
General and administrative	9	15	10	14
Purchased in-process research and development, acquisition-related and other charges	3	—	3	—
Business restructuring charges	(3)	—	(2)	17
Amortization of deferred stock compensation	1	1	1	1
Amortization of intangibles	1	21	1	19

Total operating expenses	77	126	84	142

Loss from operations	(5)	(58)	(12)	(73)

Other income (expense), net	4	3	3	3

Loss before provision for income taxes	(1)	(55)	(9)	(70)

Provision for income taxes	1	1	1	1

Net loss	(2)%	(56)%	(10)%	(71)%

Comparison of the three and six months ended June 30, 2003 to the three and six months ended June 30, 2002, respectively (in thousands, unless otherwise noted)

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	fluctuation	2003	2002	fluctuation
Product license	$14,950	$12,610	19%	$31,401	$33,101	(5)%

Maintenance and support	15,776	13,401	18	30,490	26,267	16
Professional services	9,592	9,638	(1)	19,223	22,660	(15)

Total services revenue	25,368	23,039	10	49,713	48,927	2

Total revenue	$40,318	$35,649	13%	$81,114	$82,028	(1)%

Total revenue increased 13% in the three months ended June 30, 2003 to $40.3 million from $35.6 million in the three months ended June 30, 2002. The increase related to the sale of portal solution technology and related services that was acquired through our December 2002 business combination with Epicentric. Additionally, the increase is attributable in part to the recognition of contracts previously executed and deferred.

Total revenue decreased 1% to $81.1 million in the six months ended June 30, 2003 from $82.0 million in the six months ended June 30, 2002. The decrease is primarily attributable to the sustained global economic slowdown that originated in late 2000 and prevailed through 2002 and is partially offset by the sale of portal solution technology and related services that was acquired through our December 2002 business combination with Epicentric and the recognition of contracts previously executed and deferred. The weakened economy substantially curtailed corporate information technology spending. As a result, we experienced a longer sales cycle and fewer new customers.

Product license. Product license revenue increased 19% in the three months ended June 30, 2003. The increase is primarily attributable to the sale of portal solution technology that was acquired through our December 2002 business combination with Epicentric and the recognition of contracts previously executed and deferred. Product license revenue decreased 5% in the six months ended June 30, 2003. The decrease is attributable to a sustained reduction and delay in corporate information technology spending.

Services. Services revenue increased 10% in the three months ended June 30, 2003 and 2% in the six months ended June 30, 2003. The increase is related to increased maintenance and support revenue of 18% and 16%, respectively, that is attributable to increasing maintenance renewals and to incremental maintenance contracts acquired from Epicentric in 2002. The increase in maintenance and support revenue was partially offset by a decrease in professional services revenue. Professional services revenue decreased 15% in the six months ended June 30, 2003 due to fewer new product engagements and the impact of reducing headcount in our professional services organization and transitioning consulting and implementation engagements to our partners and other third-party integrators.

During the comparative three and six months ended June 30, 2003 and 2002 respectively, no single customer accounted for more than 10% of our total revenues. International revenue was $9.6 million and $12.7 million, or 24% and 36% of total revenues, in the three months ended June 30, 2003 and 2002, respectively. International revenue was $20.7 million and $27.3 million or 26% and 33% of total revenues, in the six months ended June 30, 2003 and 2002, respectively.

Cost of revenue

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing professional and maintenance services.

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	fluctuation	2003	2002	fluctuation
Product license	$527	$486	8%	$1,080	$1,312	(18)%
Amortization of acquired technology	800	—	100	1,600	—	100

Maintenance and support	2,010	1,559	29	4,195	3,355	25

Professional services	7,933	9,386	(15)	16,213	20,672	(22)

Total cost of services revenue	9,943	10,945	(9)	20,408	24,027	(15)

Total cost of revenue	11,270	11,431	(1)	23,088	25,339	(9)

Gross profit	$29,048	$24,218	20%	$58,026	$56,689	2%

Product license and amortization of acquired technology. Product license costs increased 8% in the three months ended June 30, 2003. The increase is attributable to the increase in revenue offset partially by a favorable renegotiation of existing royalty agreements. Product license costs decreased 18% in the six months ended June 30, 2003. The decrease resulted primarily from the decline in overall product license revenue. Through our December 2002 purchase of Epicentric, we acquired certain technological intangible assets having an estimated fair value of $6.4 million and an estimated useful life of two years. The amortization of these intangible assets is recorded as a cost of revenue.

Services. Services costs decreased 9% in the three months ended June 30, 2003 and 15% in the six months ended June 30, 2003 compared to the corresponding periods in 2002. The decrease is primarily attributable to our restructuring efforts via headcount reductions and other cost-saving measures. The overall improvement in services gross profit related to an increased mix of maintenance and support revenue, in relation to total services revenue. Professional services costs decreased 15% in the three months ended June 30, 2003 and 22% in the six months ended June 30, 2003. The decrease is attributable to our restructuring efforts via reduced headcount and other cost-saving measures. Maintenance and support costs increased 29% in the three months ended June 30, 2003 and 25% in the six months ended June 30, 2003. The increase is attributable to increased headcount to provide maintenance and support services to customers assumed through the Epicentric acquisition.

Operating expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	fluctuation	2003	2002	fluctuation
Research and development	$10,559	$12,951	(18)%	$22,668	$26,900	(16)%

Sales and marketing	16,292	18,787	(13)	34,520	47,776	(28)

General and administrative	3,643	5,234	(30)	8,444	11,861	(29)
Purchased in-process research and development, acquisition- related and other charges	1,128	—	100	2,270	—	100

Business restructuring charges	(1,388)	—	(100)	(1,388)	13,808	(110)
Amortization of deferred stock compensation	237	364	(35)	614	1,073	(43)

Amortization of intangible assets	442	7,612	(94)	1,051	15,245	(93)

Total operating expenses	$30,914	$44,948	(31)%	$68,179	$116,663	(42)%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 18% in the three months ended June 30, 2003 and 16% in the six months ended June 30, 2003. The decrease in absolute dollars as a percentage of revenue related primarily to our restructuring efforts via reduced engineering headcount and other cost-saving measures.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses decreased 13% in the three months ended June 30, 2003 and 28% in the six months ended June 30, 2003. The decrease in absolute dollars and as a percentage of revenue related primarily to our restructuring efforts via reduced headcount and other cost-saving measures, and lower commissions on software sales.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses decreased 30% in the three months ended June 30, 2003 and 29% in the six months ended June 30, 2003. The decrease in absolute dollars and as a percentage of total revenue related primarily to our restructuring efforts via reduced headcount and other cost-saving measures.

Acquisition-related and other charges Acquisition-related and other charges include costs incurred for employees and consultants and relates to product integration and cross-training, other employee-related charges and Epicentric contingent compensation arrangements. The following table presents acquisition-related and other charges for the three months and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cross-training, product integration and other	$6	$—	$302	$—
Other employee-related charges	9	—	86	—
Contingent compensation	1,113	—	1,882	—

	$1,128	$—	$2,270	$—

As part of the Epicentric acquisition, contingent compensation in the form of cash totaling $1.1 million and $1.9 million was recorded during the three and six months ended June 30, 2003, respectively. We expect to incur an additional $1.5 million in contingent compensation expense for certain Epicentric employees over the next 18 months. Because contingent consideration is based on defined future employment requirements, it is compensatory in nature and is not included in the total purchase price, but is expensed as future employment requirements are satisfied.

Business restructuring charges. During 2002, we expanded the restructuring efforts initiated during 2001. Although we have substantially implemented the restructuring activities announced during 2001 and 2002, there can be no assurance that the estimated costs of our restructuring efforts will not change. During the three months ended June 30, 2003 we adjusted our existing restructuring accruals, resulting in net restructuring income of $1.4 million for the respective three and six months then ended. This net income relates to (i) the favorable resolution of certain employee-related matters, totaling $3.3 million, partially offset by (ii) reductions in estimated sublease income, totaling $1.9 million. Components of business restructuring charges and the remaining restructuring accruals as of June 30, 2003 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)

Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872

Effect of expanded restructuring plan	6,518	8,730	11,118	26,366

Adjustment to accrual	9,538	463	(545)	9,456

Cash activity	(21,959)	—	(11,342)	(33,301)

Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164

Cash activity	(3,010)	—	(2,830)	(5,840)

Balance at March 31, 2003	33,548	—	3,776	37,324

Adjustment to accrual	1,870	—	(3,258)	(1,388)

Cash activity	(2,420)	—	(297)	(2,717)

Balance at June 30, 2003	$32,999	$—	$221	33,219

Less: current portion				10,062

Accrued restructuring costs, less current portion				$23,157

Facility lease commitments related to lease obligations for excess office space that we have vacated as a result of the restructuring plan. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. We estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, based on market information and trend analysis. We identified a sustained weakening in certain sublease markets, primarily in Austin, Texas and New York, New York. Consequently, we adjusted certain of our sublease assumptions for properties previously vacated resulting in a $1.9 million increase in the facility lease commitment accrual. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the accrual for facility lease commitments. Facility lease commitments relate to our departure from certain office space in Austin and Houston, Texas; Redwood City, Los Angeles and San Ramon, California; Boston, Waltham, Reading and Cambridge, Massachusetts; New York, New York; Reston, Virginia; Maidenhead, United Kingdom; Paris, France; Hamburg, Germany; Madrid, Spain; Sydney and Melbourne, Australia; Bangalore and Guragon, India; Hong Kong, China; and Singapore. The maximum lease commitment of such vacated properties is nine years from June 30, 2003.

Asset impairments related to the impairment of certain leasehold improvements and office and computer equipment. These fixed assets were impaired as a result of our decision to vacate certain office space and to align our infrastructure with current and projected headcount.

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, we have severed approximately 1,525 employees. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies. During the three months ended June 30, 2003, we favorably resolved certain employee matters that related to our reduction in force. This resolution resulted in a $3.3 million decrease in the employee separation and other costs accrual.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cost of revenue - services	$—	$48	$—	$146
Research and development	85	144	200	310
Sales and marketing	19	127	41	349
General and administrative	133	45	373	268

	$237	$364	$614	$1,073

Amortization of intangible assets. Intangible amortization expense decreased 94% in the three months ended June 30, 2003 and 93% in the six months ended June 30, 2003. The decrease is attributable to a change in the estimated useful life of technologies purchased as part of the OnDisplay, Inc. acquisition. Due to changes in our product architecture and anticipated future product offerings, we reduced the estimated life of this acquired technology from four years to two years. Such technology was fully amortized at June 30, 2002.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, as well as recognized investment gains and losses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	fluctuation	2003	2002	fluctuation
Other income, net	$1,276	$1,051	21%	$2,311	$2,738	(16)%

Other income increased 21% in the three months ended June 30, 2003. This increase related to a $0.5 million long-term investment impairment charge recorded during the corresponding quarter ended June 30, 2002. Other income decreased 16% in the six months ended June 30, 2003. The decrease related to the general decline in investment yields on our lower cash, cash equivalents and short-term investment balances partially offset by the long-term investment impairment recorded in corresponding six months ended June 30, 2002.

At June 30, 2003, our unrestricted, long-term investments totaled $2.1 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	fluctuation	2003	2002	fluctuation
Provision for income taxes	$278	$232	20%	$572	$622	(8)%

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

Forward-looking Information

During our second quarter 2003 financial results conference call dated July 29, 2003, we provided the following forward-looking information. Such information is current as of that date, unless otherwise noted, and relates to the sequential quarter ended September 30, 2003, as compared to the quarter ended June 30, 2003.

We expect total revenue will range between $38 million and $41 million. We expect license revenue will account for 39% to 44% of total revenue with service revenue accounting for 56% to 61% of total revenue.

We expect gross margin will range between 73% and 76% of total revenue.

To maintain a competitive advantage, we will continue to invest in research and development activities, and therefore expect our research and development costs will be between 23% and 25% of total revenue. We expect our sales and marketing costs will be between 42% and 44% of total revenue and our general and administrative costs will be between 9% and 10% of total revenue. We expect both amortization of intangible assets and deferred stock compensation will be approximately 1%, respectively.

We expect other income will be approximately 3% of total revenue and the provision for income taxes will be approximately 1% of total revenue. We expect a net loss of approximately $0.02 per share, assuming 253.5 million shares outstanding.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	June 30, 2003	December 31, 2002
Cash and cash equivalents	$230,648	$216,076
Short-term investments	$43,567	$91,678
Working capital	$217,778	$214,625
Current ratio	3.6:1	2.7:1
Days of sales outstanding – for the quarter ended	50	65

At June 30, 2003, we had $274.2 million in cash, cash equivalents and short-term investments and no debt. We invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale. For the quarter ended June 30, 2003, our days sales outstanding decreased 23% to 50 days, as compared to 65 days for the quarter ended December 31, 2002. This decrease related primarily to our continued focus on collection efforts.

Net cash used in operating activities was $20.1 million and $41.1 million in the six months ended June 30, 2003 and 2002, respectively. The decrease in operating cash outflows was due primarily to a decrease in our net loss, excluding non-cash and restructuring charges, and changes in working capital. We anticipate using net cash to fund operating activities in future periods as well as to fulfill our restructuring and exit commitments.

Net cash provided by investing activities was $31.2 million in the six months ended June 30, 2003 as compared to net cash use of $90.2 million in the six months ended June 30, 2002. The increase in cash provided was due primarily to the maturity of our investments in short-term marketable securities, partially offset by payment of $15.4 million for the remaining consideration for Epicentric. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in short-term securities to maximize investment yields while preserving cash flow for operational purposes, and acquisition of intellectual property or complementary businesses to expand our market.

Net cash provided by financing activities was $1.5 million and $4.5 million in the six months ended June 30, 2003 and 2002, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of employee stock purchase plan shares.

Our long-term investments are classified as available-for-sale and consist of common stock in publicly-held technology companies, limited partnership interests in a venture capital fund, and cash collateral pledged for certain lease obligations. Long-term investments totaled $13.2 million and $13.7 million at June 30, 2003 and December 31, 2002, respectively. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At June 30, 2003 and December 31, 2002, we had pledged $11.1 million and $11.7 million as cash collateral for certain of our lease obligations. These investments will remain restricted to the extent that the security requirements exist.

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

At June 30, 2003, future minimum lease payments under noncancelable leases, including $35.8 million accrued as restructuring charges and $8.6 million accrued as exit costs in connection with the 2002 Epicentric acquisition, are as follows (in thousands):

	Operating Leases			Capital Leases
	Gross Commitment	Contractual Sublease Income	Net Commitment
Remaining 2003	$6,966	$509	$6,457	$198
2004	14,378	675	13,703	30
2005	12,827	617	12,210	4
2006	6,846	65	6,781	—
2007	4,211	65	4,146	—
Thereafter	11,408	22	11,386	—

Total minimum lease payments	$56,636	$1,953	$54,683	232

Amounts representing interest				(10)

Present value of net minimum lease payments (including current portion of $196)				$222

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“Interpretation 46”), Consolidation of Variable Interest Entities. Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of Interpretation 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect of Interpretation 46. At this time, we do not believe that the adoption of Interpretation 46 will have a material impact on our consolidated financial statements.

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

Risks Related to Our Business

We Expect to Incur Future Losses

We have not achieved profitability and we may incur net operating losses in the coming quarter and potentially in future quarters. To date, we have primarily funded our operations from the sale of equity securities. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, we will need to generate significant revenues to achieve and subsequently maintain profitability. We cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

We Expect Our Quarterly Revenues and Operating Results to Fluctuate

Our revenues and operating results have varied significantly from quarter to quarter in the past and we expect that our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

•	Demand for our products and services;

•	The timing of sales of our products and services;

•	The timing of customer orders and product implementations;

•	Seasonal fluctuations in information technology purchasing;

•	Unexpected delays in introducing new products and services;

•	Increased expenses, whether related to sales and marketing, product development, product migration and customer support, or administration;

•	Changes in the rapidly evolving market for Web-based applications;

•	The mix of product license and services revenue, as well as the mix of products licensed;

•	The mix of services provided and whether services are provided by our own staff or third-party contractors;

•	The mix of domestic and international sales;

•	Difficulties in collecting accounts receivable;

•	Costs related to possible acquisitions of technology or businesses;

•	Global events, including terrorist activities, military operations and widespread epidemics; and

•	The general economic climate.

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

We will continue to invest in our research and development, sales and marketing, professional services and general and administrative organizations. We expect such overall spending, in absolute dollars, will remain relatively constant as compared to recent periods; however, if our revenue expectations are not achieved, our business, operating results or financial condition could be materially adversely affected and net losses in a given quarter would be greater than expected.

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

Failure to Maintain the Support of Third-Party Systems Integrators May Limit Our Ability to Penetrate Our Markets

A significant portion of our sales are influenced by the recommendations of our products made by systems integrators, consulting firms and other third parties that help develop and deploy Web-based applications for our customers. Losing the support of these third parties may limit our ability to penetrate our markets. These third parties are under no obligation to recommend or support our products. These companies could recommend or give higher priority to the products of other companies or to their own products. A significant shift by these companies toward favoring competing products could negatively affect our license and services revenue. Additionally, these organizations may acquire or distribute software products that compete with our products in future periods. If they become our competitors, this could negatively affect our license and services revenue.

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

We May Be Unable to Attract Necessary Third-Party Service Providers, Which Could Affect Our Ability to Provide Sufficient Support, Consulting and Implementation Services for Our Products

We are actively supplementing the capabilities of our services organization by contracting with and educating third-party service providers and consultants to also provide these services to our customers. We may not be successful in attracting additional third-party providers or in educating or maintaining the interest of current third-party providers. In addition, these third parties may not devote sufficient resources to these activities to meet customers’ demand to adequately supplement our services. Additionally, these organizations may acquire or distribute software products that compete with our products in future periods. If they become our competitors, this could negatively affect our revenue.

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

We recorded 26% of our total revenue for the six months ended June 30, 2003 through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

To date, a majority of our international revenues and costs have been denominated in foreign currencies. A majority of our international revenues and costs will be denominated in foreign currencies in the future. To date, we have not engaged in any foreign exchange hedging transactions and we are therefore subject to foreign currency risk.

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

We Have Relied and Expect to Continue to Rely on Sales of Our Vignette V/Series Product Line for Our Revenue

We currently derive a substantial portion of our revenues from the license and related upgrades, professional services and support of our Vignette V/Series software products. We expect that we will continue to depend on revenue related to our Vignette V6 product line for at least the next several quarters. We cannot be certain that we will successfully market and sell our Vignette V7 offerings, announced in October 2002 and released in December 2002. If we do not continue to increase revenue related to our existing products or generate revenue from new products and services, our business, operating results and financial condition would be materially adversely affected.

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

We Face Intense Competition from Other Software Companies, Which Could Make it Difficult to Compete Successfully

Our market is intensely competitive. Our customers’ requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future, including competition resulting from consolidations in the software industry.

Our principal competitors include: in-house development efforts by potential customers or partners; other vendors of software that directly address elements of Web-based applications; and developers of software that address only certain technology components of Web-based applications (e.g., content management, portal management, process, collaboration, integration or analytics). In addition, we face increased competition from large companies which include capabilities similar to our software in larger integrated product offerings.

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

Our Product Shipments Could Be Delayed if Third-Party Software Incorporated in Our Products is No Longer Available

We integrate third-party software as a component of our software. If we cannot maintain licenses of and positive relationships with key third-party software providers, shipments of our products could be delayed or disrupted until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

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

If We Account for Our Employee Stock Option and Employee Stock Purchase Plans Using the Fair Value Method, Our Operating Results May be Adversely Affected

It is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. We are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, if we had accounted for stock-based compensation plans using the fair value method, our loss per share for the six months ended June 30, 2003 would have been increased by $(0.19) per share.

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

We May Be Unable to Meet Our Future Capital Requirements

Although we expect our cash balances to decline in the near future, we expect the cash on hand, cash equivalents and short-term investments to meet our working capital and capital expenditure needs for at least the next 12 months. We may need to raise additional funds for other purposes and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

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

At June 30, 2003, our cash and cash equivalents consisted primarily of commercial paper and market auction preferred securities. Our short-term investments will mature in less than one year from June 30, 2003 and were invested in corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. These securities as classified as available-for-sale and are recorded at their estimated fair market value.

Long-term investments. We invest in emerging technology companies considered strategic to our software business. At June 30, 2003, long-term investments consisted of common stock held in publicly-traded technology companies and a limited partnership interest in a venture capital fund. We periodically analyze our long-term investments for impairments that could be considered other than temporary. Fair market values were based on quoted market prices where available. If quoted market prices were not available, we use a composite of quoted market prices of companies that are comparable in size and industry classification to our portfolio. We classify our long-term investments as available-for-sale and have recorded a cumulative net unrealized loss of $0.7 million at June 30, 2003.

In addition to strategic investments, we held $11.1 million and $11.7 million in restricted investments at June 30, 2003 and December 31, 2002, respectively. Restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. The term of the collateral arrangements range from 2003 to 2010 and the average yield of these investments is approximately 1.38%.

ITEM 4 — CONTROLS AND PROCEDURES

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported in a timely manner.

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Securities class action

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company’s initial public offering of Vignette stock in February 1999 and the Company’s secondary public offering of Vignette stock in December 1999 – Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company’s initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in “tie-in arrangements” whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company’s initial public offering and the prospectus and registration statement for the Company’s secondary public offering. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately three hundred companies who are part of the consolidated case against the Company, the negotiation of a settlement agreement, and approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Litigation and other claims

The Company is also subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company’s stockholders was held on May 15, 2003. At that meeting, two proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect one Class I director (with Jan H. Lindelow being the sole nominee) to serve until the 2006 Annual Meeting of Stockholders. Proposal 2 was a proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2003.

	Number of Votes
Proposal	For	Against	Abstain/ Withhold	Broker Non-Vote
Proposal 1 – Election of directors:
Jan H. Lindelow	225,561,554	—	3,066,864	—
Proposal 2 – Ratification of
Ernst & Young LLP appointment	226,972,205	1,487,197	169,016	—

Consequently, all proposals were passed by the stockholders.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

Description

(i	)	Report on Form 8-K filed April 23, 2003 referencing the press release of same date announcing the Company’s financial results for the first quarter ended March 31, 2003.

(ii	)	Report on Form 8-K filed April 29, 2003 furnishing a transcript of the Company’s first quarter 2003 financial results conference call held on April 23, 2003.

(iii	)	Report on Form 8-K filed June 23, 2003 referencing the press release of same date announcing the appointment of Mr. Michael Lambert as the Company’s Chairman of the Board.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGNETTE CORPORATION

Date: August 14, 2003	By: /s/ CHARLES W. SANSBURY
Charles W. Sansbury
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)