Form 10-Q
period 2003-09-30
VIGNETTE CORP
filed 2003-11-14
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

As of October 31, 2003, there were 255,041,403 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended September 30, 2003

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

in thousands

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$194,799	$216,076
Short-term investments	67,676	91,678
Accounts receivable, net	26,096	28,817
Prepaid expenses and other current assets	4,862	4,044

Total current assets	293,433	340,615

Property and equipment, net	15,550	23,500
Investments	13,530	13,652
Goodwill, net	31,762	32,993
Other intangibles, net	7,394	11,637
Other assets	1,355	2,215

Total assets	$363,024	$424,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,157	$77,647
Deferred revenue	31,881	41,644
Current portion of capital lease obligation	139	324
Other current liabilities	5,440	6,375

Total current liabilities	76,617	125,990

Deferred revenue, less current portion	1,378	2,650
Other long-term liabilities, less current portion	25,202	30,120

Total liabilities	103,197	158,760

Stockholders’ equity	259,827	265,852

Total liabilities and stockholders’ equity	$363,024	$424,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Product license	$13,405	$11,354	$44,806	$44,455
Services	24,602	21,362	74,315	70,289

Total revenue	38,007	32,716	119,121	114,744

Cost of revenue:
Product license	886	394	1,966	1,706
Amortization of acquired technology	800	—	2,400	—
Services (1)	9,558	9,701	29,966	33,728

Total cost of revenue	11,244	10,095	34,332	35,434

Gross profit	26,763	22,621	84,789	79,310

Operating expenses:
Research and development (1)	8,783	11,757	31,451	38,657
Sales and marketing (1)	16,607	16,681	51,127	64,457
General and administrative (1)	4,104	5,107	12,548	16,968
Purchased in-process research and development, acquisition-related and other charges	—	—	2,270	—
Business restructuring charges	(623)	18,064	(2,011)	31,872
Amortization of deferred stock compensation	178	137	792	1,210
Amortization of intangible assets	442	334	1,493	15,579

Total operating expenses	29,491	52,080	97,670	168,743

Loss from operations	(2,728)	(29,459)	(12,881)	(89,433)

Other income (expense), net	1,085	(4,676)	3,396	(1,938)

Loss before provision for income taxes	(1,643)	(34,135)	(9,485)	(91,371)

Provision for income taxes	278	70	850	692

Net loss	$(1,921)	$(34,205)	$(10,335)	$(92,063)

Basic net loss per common share	$(0.01)	$(0.14)	$(0.04)	$(0.37)

Shares used in computing basic net loss per common share	253,340	250,112	252,321	248,741
(1) Excludes amortization of deferred stock compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cost of revenue - services	$—	$18	$—	$163
Research and development	68	62	268	372
Sales and marketing	15	40	56	390
General and administrative	95	17	468	285

	$178	$137	$792	$1,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net loss	$(10,335)	$(92,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,377	14,660
Noncash compensation expense	792	1,210
Amortization of intangible assets	4,242	15,579
Noncash restructuring charges	—	7,514
Noncash investment impairments	76	6,496
Loss on disposal of fixed assets	—	777
Other noncash items	(200)	(156)
Changes in operating assets and liabilities	(37,203)	(14,025)

Net cash used in operating activities	(31,251)	(60,008)

Investing activities:
Purchase of property and equipment	(3,360)	(4,044)
Purchase of business, net of cash acquired	(15,460)	—
Maturity (purchase) of short-term investments, net	24,002	(67,058)
Maturity of restricted investments	563	1,148
Purchase of equity securities	(334)	(1,067)
Other	82	(158)

Net cash provided by (used in) investing activities	5,493	(71,179)

Financing activities:
Payments on capital lease obligations	(225)	(664)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	3,018	6,090
Payments for unvested common stock	—	(29)

Net cash provided by financing activities	2,793	5,397

Effect of exchange rate changes on cash and cash equivalents	1,688	2,111

Net change in cash and cash equivalents	(21,277)	(123,679)
Cash and cash equivalents at beginning of period	216,076	348,916

Cash and cash equivalents at end of period	$194,799	$225,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

NOTE 1 — General and Basis of Financial Statements

The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three-month and the nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accruals for facility lease commitments, vacated as a result of both its business restructuring and acquisition of Epicentric, Inc. (“Epicentric”). During the three months ended September 30, 2003, the Company adjusted existing site consolidation accruals resulting in (i) business restructuring income of $0.6 million and (ii) a $0.1 million decrease in goodwill. During the nine months ended September 30, 2003, these adjustments resulted in (i) an additional business restructuring charge of $1.3 million and (ii) a $0.2 million increase in goodwill. It is reasonably possible that such sublease assumptions could change further in the near term, requiring adjustments to future income and goodwill.

NOTE 2 — Stock-based Compensation

At September 30, 2003, the Company has five stock-based compensation plans. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options or its stock to its employees at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation costs are recorded. In the event that options are granted or restricted shares are issued at an exercise price that is

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the respective option or restricted stock. Deferred stock compensation is amortized on an accelerated basis over the options’ and restricted stocks’ respective vesting periods, and is recorded as “Amortization of deferred stock compensation” in the Condensed Consolidated Statements of Operations. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“Statement 148”). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The Company has adopted the additional disclosure provisions required by Statement 148. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss:

Reported net loss	$(1,921)	$(34,205)	$(10,335)	$(92,063)
Add: Total stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	178	137	792	1,210
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22,773)	(24,497)	(71,588)	(74,558)

Pro forma net loss	$(24,516)	$(58,565)	$(81,131)	$(165,411)

Basic net loss per share:

Reported net loss per share	$(0.01)	$(0.14)	$(0.04)	$(0.37)

Pro-forma net loss per share	$(0.10)	$(0.23)	$(0.32)	$(0.66)

Equity instruments issued to non-employees are accounted for in accordance with Statement 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

NOTE 3 — Business Combinations

Intraspect Software, Inc.

On September 15, 2003, the Company announced that it had entered into a definitive agreement to acquire privately held Intraspect Software, Inc. (“Intraspect”), a leading provider of enterprise collaboration solutions. The acquisition will combine content management and portal solutions with the collaboration technology to deliver an advanced, unified solution to power the enterprise Web. The transaction is expected to close in the fourth quarter 2003 and is subject to approval from Intraspect stockholders and customary closing conditions. The results of Intraspect’s operations have not been included with those of the Company for the periods covered by this Report.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Epicentric, Inc.

On December 3, 2002, the Company acquired all issued and outstanding shares of Epicentric for $29.1 million in cash, including $3.1 million in transaction costs related to banking, legal and accounting activities. Epicentric provided business portal solutions. By adding advanced portal and delivery management capabilities to its existing and future product suites, the Company is delivering real-time enterprise Web applications. The results of Epicentric’s operations have been included with those of the Company for the periods subsequent to the acquisition date.

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Due to changes of assets acquired and liabilities assumed, the purchase price allocation is subject to revision. These revisions are not expected to be material. During the nine months ended September 30, 2003, the Company recorded a $1.2 million increase in net assets acquired, thereby reducing goodwill by the same amount. This increase in net assets related to the collection of previously identified uncollectible accounts receivable. As of September 30, 2003, the Company has $31.8 million in goodwill associated with the Epicentric acquisition. Goodwill is assigned at the enterprise level and is not expected to be deductible for income tax purposes.

As a result of the Epicentric acquisition, the Company accrued exit costs of $10.0 million. These costs relate to lease obligations for excess office space that the Company vacated under the approved facilities exit plan. The total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences would result in adjustments to the purchase price allocation and ultimately, the amount allocated to goodwill. During the nine months ended September 30, 2003, the Company adjusted certain of these estimates resulting in a $0.2 million increase to goodwill. Impacted sites include office space located in San Francisco, California; New York, New York; Chicago, Illinois; and Austin, Texas. The maximum lease commitment of such vacated properties was four years from the acquisition date.

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

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and Relocation Costs	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689
Cash activity	—	—	—

Balance at December 31, 2002	9,794	1,895	11,689
Cash activity	(774)	(1,460)	(2,234)

Balance at March 31, 2003	9,020	435	9,455
Adjustment to accrual	312	—	312
Cash activity	(806)	(122)	(928)

Balance at June 30, 2003	8,526	313	8,839
Adjustment to accrual	(122)		(122)
Cash activity	(855)	(242)	(1,097)

Balance at September 30, 2003	$7,549	$71	7,620

Less: current portion			3,091

Accrued exit and severance costs, less current portion			$4,529

The Company estimates that the severance and relocation costs will be substantially paid within three months of September 30, 2003.

Acquisition-related and other charges

Acquisition-related and other charges include costs incurred for employees and consultants related to (i) product integration and cross-training, (ii) other employee-related charges and (iii) Epicentric contingent compensation arrangements. The Company incurred no acquisition-related charges during the three months ended September 30, 2003 or 2002, respectively. The following table presents acquisition-related and other charges for the nine months ended September 30, 2003 and 2002, respectively (in thousands):

	Nine Months Ended September 30,
	2003	2002
Cross-training, product integration and other	$302	$—
Other employee-related charges	86	—
Contingent compensation	1,882	—

	$2,270	$—

As part of the Epicentric acquisition, contingent compensation in the form of cash totaling $1.9 million was recorded during the nine months ended September 30, 2003. The Company expects to incur an additional $1.5 million in contingent compensation expense for certain Epicentric employees over the next 15 months. Because contingent consideration is based on defined future employment requirements, it is compensatory in nature and is not included in the total purchase price, but is expensed as employment requirements are satisfied.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 — Intangible Assets

The Company adopted Statement 142 on January 1, 2002. Statement 142 requires that ratable amortization of intangible assets with indefinite lives, including goodwill, be replaced with periodic review and analysis for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives.

Intangible assets with indefinite lives

The changes in the carrying amount of goodwill, net of accumulated amortization and impairment charges, for the nine months ended September 30, 2003, is as follows (in thousands):

Goodwill
Balance at December 31, 2002	$32,993
Purchase price adjustments	(1,231)

Balance at September 30, 2003	$31,762

Remaining goodwill pertains to the Epicentric business combination, completed in December 2002.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company does not expect to incur a goodwill impairment charge as a result of such October 1, 2003 assessment.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Intellectual property purchases:
Capitalized research and development	$700	$(467)	$233

Business combinations:
Technology	42,500	(38,767)	3,733
Non-compete contracts	800	(333)	467
Customer relationships	4,100	(1,139)	2,961

Balance at September 30, 2003	$48,100	$(40,706)	$7,394

The net carrying amount of the capitalized research and development intangible asset relates to a purchase of intellectual property in 2002. The net carrying amount of intangible assets acquired in business combinations relates to the Epicentric purchase.

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to three years. Total amortization expense for the three and nine months ended September 30, 2003 was $1.4 million and $4.2 million, respectively, of which $0.4 million and $1.5 million, respectively, was recorded as “Amortization of intangible assets” in operating expenses and the remaining $1.0 million and $2.7 million, respectively, was recorded as a cost of revenue. Total amortization expense for the three and nine months ended September 30, 2002 was $0.3 million and $15.6 million, respectively, and was recorded as “Amortization of intangible assets” in operating expenses. Estimated annual amortization expense for fiscal years 2003, 2004 and 2005 is $5.6 million, $4.8 million and $1.3 million, respectively, and $0, thereafter.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. In 2002, the Company reduced the estimated useful life of technology acquired from OnDisplay, Inc. from four years to two years. Such revision resulted from changes in the Company’s product architecture and anticipated future product offerings. This technology was fully amortized at June 30, 2002. For the three and nine months ended September 30, 2003, this change in estimated useful life resulted in a decrease in net loss of $1.3 million and $4.0 million, respectively, and a decrease in basic net loss per share of $0.01 and $0.02, respectively. Comparatively, for the three and nine months ended September 30, 2002, the change in estimated useful life resulted in an decrease in net loss of $1.3 million and an increase of $9.3 million, respectively and a decrease in basic net loss per share of $0.01 and an increase of $0.04, respectively.

NOTE 5 — Long-term Investments

Long-term investments are classified as available-for-sale and are presented at estimated fair market value with any unrealized gains or losses included in other comprehensive income (loss). The Company holds a less than 20% interest in, and does not exert significant influence over, any of the respective equity investees. The Company therefore applies the cost method. Long-term investments consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Restricted investments (cost approximates fair value)	$11,145	$11,697
Equity investments:
Common stock	633	537
Limited partnership interest	1,752	1,418

	$13,530	$13,652

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

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized impairment charges of $0 and $0.1 million, during the three and nine months ended September 30, 2003, respectively, and $6.0 million and $6.5 million, during the three and nine months ended September 30, 2002, respectively. Such impairments are recorded in “Other income (expense), net” on the Condensed Consolidated Statements of Operations.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce both headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002. Components of business restructuring charges and the remaining restructuring accruals as of September 30, 2003 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872

Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164

Cash activity	(3,010)	—	(2,830)	(5,840)

Balance at March 31, 2003	33,548	—	3,776	37,324

Adjustment to accrual	1,870	—	(3,258)	(1,388)

Cash activity	(2,420)	—	(297)	(2,717)

Balance at June 30, 2003	32,998	—	221	33,219

Adjustment to accrual	(623)	—	—	(623)

Cash activity	(2,777)	—	(39)	(2,816)

Balance at September 30, 2003	$29,598	$—	$182	29,780

Less: current portion				9,124

Accrued restructuring costs, less current portion				$20,656

During 2003, the Company adjusted its existing restructuring accruals, resulting in net restructuring income of $0.6 million and $2.0 million for the respective three and nine months ended September 30, 2003, respectively. This net restructuring income relates to (i) the favorable resolution of certain employee-related matters, totaling $3.3 million, partially offset by (ii) net reductions in estimated sublease income, totaling $1.3 million.

At September 30, 2003, remaining cash expenditures resulting from the restructuring are estimated to be $29.8 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment is eight years. The Company has substantially implemented its restructuring efforts initiated in conjunction with its restructuring plan; however, there can be no assurance that the estimated costs of the Company’s restructuring efforts will not change.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. During the nine months ended September 30, 2003, the Company identified a sustained weakening in certain sublease markets, primarily in Austin, Texas and New York, New York. Consequently, the Company adjusted certain of its sublease assumptions for properties previously vacated, resulting in a $0.9 million increase in the facility lease commitment accrual. Additionally, the Company vacated further office space, resulting in a $0.3 million increase in the facility lease accrual. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. Facility lease commitments relate to the Company’s departure from certain office space in Austin and Houston, Texas; Redwood City, Los Angeles and San Ramon, California; Boston, Waltham, Reading and Cambridge, Massachusetts; New York, New York; Reston, Virginia; Maidenhead, United Kingdom; Paris, France; Hamburg, Germany; Madrid, Spain; Sydney and Melbourne, Australia; Bangalore and Guragon, India; Hong Kong, China; and Singapore. The maximum lease commitment of such vacated properties is eight years from September 30, 2003.

Asset impairments

Asset impairments relate to the impairment of certain leasehold improvements and office and computer equipment. These fixed assets were impaired as a result of the Company’s decision to vacate certain office space and to align its infrastructure with current and projected headcount.

Employee separation and other costs

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, the Company severed approximately 1,525 employees. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies. During the nine months ended September 30, 2003, the Company favorably resolved certain employee matters that related to the Company-initiated reduction in force. This resolution resulted in a $3.3 million decrease in the employee separation and other costs accrual.

NOTE 7 — Commitments and Contingencies

Securities class action

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company’s initial public offering of Vignette stock in February 1999 and the Company’s secondary public offering of Vignette stock in December 1999 – Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company’s initial and secondary public offerings to certain customers in exchange for excessive commissions. The complaint also asserts that the underwriters engaged in “tie-in arrangements” whereby

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company’s initial public offering and the prospectus and registration statement for the Company’s secondary public offering. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement, and approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Litigation and other claims

The Company is also subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Leases

At September 30, 2003, future minimum lease payments under noncancelable leases, including $29.6 million accrued as restructuring charges and $7.5 million accrued as exit costs in connection with the 2002 Epicentric acquisition, are as follows (in thousands):

	Operating Leases			Capital Leases
	Gross Commitment	Contractual Sublease Income	Net Commitment
Remaining 2003	$2,550	$227	$2,323	$110
2004	14,439	2,262	12,177	47
2005	12,848	2,069	10,779	4
2006	6,861	1,106	5,755	—
2007	4,226	711	3,515	—
Thereafter	11,469	1,531	9,938	—

Total minimum lease payments	$52,393	$7,906	$44,487	161

Amounts representing interest				(5)

Present value of net minimum lease payments (including current portion of $139)				$156

Product warranties

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically, such costs have not been material.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTE 8 — Comprehensive Income (Loss)

The Company’s comprehensive loss is included as a component of stockholders’ equity and is composed of (i) net loss, (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(1,921)	$(34,205)	$(10,335)	$(92,063)
Foreign currency translation adjustments	(122)	(142)	839	1,609
Unrealized gain (loss) on investments	(37)	1,630	(341)	(1,261)

Total comprehensive loss	$(2,080)	$(32,717)	$(9,837)	$(91,715)

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

NOTE 10 — Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“Interpretation 46”), Consolidation of Variable Interest Entities. Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of Interpretation 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company is currently evaluating the effect of Interpretation 46. At this time, the Company does not believe that the adoption of Interpretation 46 will have a material impact on its consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — Selected Balance Sheet Detail

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Accounts payable	$3,594	$3,151
Accrued employee liabilities	10,082	15,955
Accrued restructuring charges	9,124	19,759
Accrued exit and severance costs	3,091	5,027
Accrued acquisition consideration	1,192	13,854
Accrued other charges	12,074	19,901

	$39,157	$77,647

Long-term liabilities, less current portion consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Accrued restructuring charges, less current portion	$20,656	$23,405
Accrued exit and severance costs, less current portion	4,529	6,662
Capital lease obligation, less current portion	17	53

	$25,202	$30,120

Stockholders’ equity consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Common stock	$2,550	$2,518
Additional paid in capital	2,659,940	2,657,014
Notes receivable for purchase of common stock	—	(32)
Deferred stock compensation	(545)	(1,367)
Accumulated other comprehensive income	668	170
Accumulated deficit	(2,402,786)	(2,392,451)

	$259,827	$265,852

NOTE 12 — Subsequent Events

In relation to the pending Intraspect Software, Inc. business combination, as discussed in Note 3, the Company approved a plan to reduce its headcount by approximately 5%. These actions affected employees across all levels, functional areas and geographies. The Company expects to record a restructuring charge during the three months ended December 31, 2003.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed elsewhere in this Report in the section entitled “Risk Factors That May Affect Future Results” and the risks discussed in our other historical Securities and Exchange Commission filings.

Overview

Our content management and portal solutions enable organizations to build, manage and deploy Web applications for the real-time enterprise. We give organizations the capability to manage electronic assets across their enterprise, to associate meaning and value to that information, and to deliver it to the right audience at the right time through portals and Web applications. We provide a broad set of software products to manage and deliver information.

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

To meet the information technology needs of enterprises of all sizes, our products were developed on open standards and support the major technology platforms. We package our products in convenient suites to enable seamless deployments, regardless of the size of the business or the scope of the project. The suites are designed to work together, and are packaged in three categories:

Content Management allows organizations to streamline the creation and management of information, regardless of where it is stored in the organization. Our products provide out-of-the-box features for managing content and they integrate with most enterprise software applications such as ERP, CRM, and databases.

Portals enable organizations to configure, deploy and manage multiple portals for various audiences. These portals are managed through a single console to consolidate administration responsibilities.

Applications unify content and portal management, information integration, collaboration and business process for quickly creating and managing mission critical, personalized content-rich Web applications. Organizations can lower development costs, improve productivity with automated business processes, simplify management and satisfy constituents through effectively delivering personalized and targeted information.

Our products are supported by Vignette Professional Services (“VPS”). VPS offers pre-packaged and custom services, using documented best practices, to help organizations define their online business objectives and deploy their content management and portal applications. Our education, consulting and customer care teams give customers the benefit of our experience with thousands of customer implementations. We partner with a number of leading system integrators such as Accenture, EDS, IBM Global Services and Inforte to implement our content and portal management software for their clients. In many cases, we work in blended teams to implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as BEA Systems, and Sun Microsystems.

We are headquartered in Austin, Texas, and operate satellite offices in other U.S. cities. In addition, we are located throughout the Americas, Europe, Asia and Australia. We had 806 full-time employees at September 30, 2003, a decrease of 3% from 827 at September 30, 2002.

Since our inception in December 1995, we have incurred substantial costs to develop our technology and products; market, sell and service these products; recruit and train personnel; and build a corporate infrastructure. As a result, we have incurred significant losses since our inception and, as of September 30, 2003, we had an accumulated deficit of approximately $2.4 billion. We believe our success depends on the continued development and acceptance of our products and services, the growth of our customer base as well as the overall growth in the Web applications market. Accordingly, we intend to invest in research and development, sales, marketing, professional services and to a lesser extent our operational and financial systems, as necessary. We expect to continue to incur operating losses in the near future, and we will require increases in revenues before we achieve and sustain profitability; however, we cannot assure that such increases in revenue will result in profitability.

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

Goodwill and identifiable intangible assets We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. The assessment is completed using a two-step approach. Step 1 involves identifying reporting unit(s), determining the fair value of each reporting unit, and determining if the fair value of each reporting unit is less than its carrying amount. We have determined that we have one reporting unit. Step 2 measures the impairment charge and is completed if the fair value is less than the carrying value, as determined in Step 1. Impairment reviews require management to make complex estimates and assumptions, including but not limited to determining our reporting unit(s), selecting the appropriate methodology to determine the estimated fair value of a reporting unit as well as the actual fair value estimation of each reporting unit. If our estimates or assumptions were to change, this could result in a materially different impairment conclusion.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain lines in our condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Product license	35%	35%	38%	39%
Services	65	65	62	61

Total revenue	100	100	100	100
Cost of revenue:
Product license	2	1	2	2
Amortization of acquired technology	2	—	2	—
Services	26	30	25	29

Total cost of revenue	30	31	29	31

Gross profit	70	69	71	69
Operating expenses:
Research and development	23	36	26	34
Sales and marketing	44	51	43	56
General and administrative	11	16	11	15
Purchased in-process research and development, acquisition-related and other charges	—	—	2	—
Business restructuring charges	(3)	54	(2)	27
Amortization of deferred stock compensation	1	1	1	1
Amortization of intangibles	1	1	1	14

Total operating expenses	77	159	82	147

Loss from operations	(7)	(90)	(11)	(78)

Other income (expense), net	3	(14)	3	(2)

Loss before provision for income taxes	(4)	(104)	(8)	(80)
Provision for income taxes	1	1	1	1

Net loss	(5)%	(105)%	(9)%	(81)%

Comparison of the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2002, respectively (in thousands, unless otherwise noted)

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	fluctuation	2003	2002	fluctuation
Product license	$13,405	$11,354	18%	$44,806	$44,455	1%

Maintenance and support	15,531	13,171	18	46,020	39,438	17
Professional services	9,071	8,191	11	28,295	30,851	(8)

Total services revenue	24,602	21,362	15	74,315	70,289	6

Total revenue	$38,007	$32,716	16%	$119,121	$114,744	4%

Total revenue increased 16% in the three months ended September 30, 2003 to $38.0 million from $32.7 million in the three months ended September 30, 2002. The increase related to the sale of portal solution technology and related services that were acquired through our December 2002 business combination with Epicentric.

Total revenue increased 4% to $119.1 million in the nine months ended September 30, 2003 from $114.7 million in the nine months ended September 30, 2002. The increase is primarily attributable to the sale of portal solution technology and related services that were acquired through our December 2002 business combination with Epicentric and the recognition of contracts previously executed and deferred.

Product license. Product license revenue increased 18% in the three months ended September 30, 2003. The increase is primarily attributable to the sale of portal solution technology that was acquired through our December 2002 business combination with Epicentric. Product license revenue increased 1% in the nine months ended September 30, 2003. The increase is attributable to the sale of portal solution technology that was acquired through our December 2002 business combination with Epicentric.

Services. Services revenue increased 15% in the three months ended September 30, 2003 and 6% in the nine months ended September 30, 2003. The increase is related to increased maintenance and support revenue of 18% and 17%, respectively, that is attributable to increasing maintenance renewals and to incremental maintenance contracts acquired from Epicentric in 2002. The increase in maintenance and support revenue was partially offset by a decrease in professional services revenue. Professional services revenue decreased 8% in the nine months ended September 30, 2003 due to fewer new product engagements and transitioning more consulting and implementation engagements to our partners and other third-party integrators.

During the comparative three and nine months ended September 30, 2003 and 2002 respectively, no single customer accounted for more than 10% of our total revenues. International revenue was $9.5 million and $9.9 million, or 25% and 30% of total revenues, in the three months ended September 30, 2003 and 2002, respectively. International revenue was $30.2 million and $37.2 million or 25% and 32% of total revenues, in the nine months ended September 30, 2003 and 2002, respectively.

Cost of revenue

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing professional and maintenance services.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	fluctuation	2003	2002	fluctuation
Product license	$886	$394	125%	$1,966	$1,706	15%
Amortization of acquired technology	800	—	100	2,400	—	100

Maintenance and support	1,762	1,701	4	5,957	5,056	18

Professional services	7,796	8,000	(3)	24,009	28,672	(16)

Total cost of services revenue	9,558	9,701	(1)	29,966	33,728	(11)

Total cost of revenue	11,244	10,095	11	34,332	35,434	(3)

Gross profit	$26,763	$22,621	18%	$84,789	$79,310	7%

Product license and amortization of acquired technology. Product license costs increased 125% in the three months ended September 30, 2003. The increase is attributable to the increase in revenue and the addition of a new third-party license agreement during 2003. Product license costs increased 15% in the nine months ended September 30, 2003. The increase resulted primarily from the addition of a new third-party license agreement during 2003. Through our December 2002 purchase of Epicentric, we acquired certain technological intangible assets having an estimated fair value of $6.4 million and an estimated useful life of two years. The amortization of these intangible assets is recorded as a cost of revenue.

Services. Services costs decreased 1% in the three months ended September 30, 2003 and 11% in the nine months ended September 30, 2003 compared to the corresponding periods in 2002. The decrease is primarily attributable to our restructuring efforts via headcount reductions and other cost-saving measures. The overall improvement in services gross profit related to an increased mix of maintenance and support revenue, in relation to total services revenue. Professional services costs decreased 3% in the three months ended September 30, 2003 and 16% in the nine months ended September 30, 2003. The decrease is attributable to our restructuring efforts via reduced headcount and other cost-saving measures. Maintenance and support costs increased 4% in the three months ended September 30, 2003 and 18% in the nine months ended September 30, 2003. The increase is attributable to increased headcount to provide maintenance and support services to customers assumed through the Epicentric acquisition.

Operating expenses

	Three Months Ended September 30,			Nine Months September 30,
	2003	2002	fluctuation	2003	2002	fluctuation
Research and development	$8,783	$11,757	(25)%	$31,451	$38,657	(19)%

Sales and marketing	16,607	16,681	(1)	51,127	64,457	(21)

General and administrative	4,104	5,107	(20)	12,548	16,968	(26)

Purchased in-process research and development, acquisition- related and other charges	—	—	—	2,270	—	100

Business restructuring charges	(623)	18,064	(103)	(2,011)	31,872	(106)

Amortization of deferred stock compensation	178	137	(30)	792	1,210	(35)

Amortization of intangible assets	442	334	(32)	1,493	15,579	(90)

Total operating expenses	$29,491	$52,080	(43)%	$97,670	$168,743	(42)%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 25% in the three months ended September 30, 2003 and 19% in the nine months ended September 30, 2003. The decrease in absolute dollars and as a percentage of revenue related primarily to our restructuring efforts via reduced engineering headcount and other cost-saving measures.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses decreased 1% in the three months ended September 30, 2003 and 21% in the nine months ended September 30, 2003. The decrease in absolute dollars and as a percentage of revenue related primarily to our restructuring efforts via reduced headcount and other cost-saving measures.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses decreased 20% in the three months ended September 30, 2003 and 26% in the nine months ended September 30, 2003. The decrease in absolute dollars and as a percentage of total revenue related primarily to our restructuring efforts via reduced headcount and other cost-saving measures.

Acquisition-related and other charges Acquisition-related and other charges include costs incurred for employees and consultants related to product integration and cross-training, other employee-related charges and Epicentric contingent compensation arrangements. We incurred no acquisition-related charges during the three months ended September 30, 2003 or 2002, respectively. The following table presents acquisition-related and other charges for the nine months ended September 30, 2003 and 2002, respectively (in thousands):

	Nine Months Ended September 30,
	2003	2002
Cross-training, product integration and other	$302	$—
Other employee-related charges	86	—
Contingent compensation	1,882	—

	$2,270	$—

As part of the Epicentric acquisition, contingent compensation in the form of cash totaling $1.9 million was recorded during the nine months ended September 30, 2003. We expect to incur an additional $1.5 million in contingent compensation expense for certain Epicentric employees over the next 15 months. Because contingent consideration is based on defined future employment requirements, it is compensatory in nature and is not included in the total purchase price, but is expensed as employment requirements are satisfied.

Business restructuring charges. During 2002, we expanded the restructuring efforts initiated during 2001. Although we have substantially implemented the restructuring activities announced during 2001 and 2002, there can be no assurance that the estimated costs of our restructuring efforts will not change. During 2003 we adjusted our existing restructuring accruals, resulting in net restructuring income of $0.6 million and $2.0 million for the three and nine months ended September 30, 2003. This net restructuring income relates to the favorable resolution of certain employee-related matters, partially offset by reductions in estimated sublease income and consolidation of further office space. Components of business restructuring charges and the remaining restructuring accruals as of September 30, 2003 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)

Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872

Effect of expanded restructuring plan	6,518	8,730	11,118	26,366

Adjustment to accrual	9,538	463	(545)	9,456

Cash activity	(21,959)	—	(11,342)	(33,301)

Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164

Cash activity	(3,010)	—	(2,830)	(5,840)

Balance at March 31, 2003	33,548	—	3,776	37,324

Adjustment to accrual	1,870	—	(3,258)	(1,388)

Cash activity	(2,420)	—	(297)	(2,717)

Balance at June 30, 2003	32,998	—	221	33,219

Adjustment to accrual	(623)	—	—	(623)

Cash activity	(2,777)	—	(39)	(2,816)

Balance at September 30, 2003	$29,598	$—	$182	29,780

Less: current portion				9,124

Accrued restructuring costs, less current portion				$20,656

Facility lease commitments related to lease obligations for excess office space that we have vacated as a result of the restructuring plan. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. We estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, based on market information and trend analysis. During the nine months ended September 30, 2003, we identified a sustained weakening in certain sublease markets, primarily in Austin, Texas and New York, New York. Consequently, we adjusted certain of our sublease assumptions for properties previously vacated, resulting in a $0.9 million increase in the facility lease commitment accrual. Additionally, we vacated further office space, resulting in a $0.3 million increase in the facility lease accrual. We continually assess our real estate portfolio and may vacate and/or occupy other leased space as dictated by our analysis. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the accrual for facility lease commitments. Facility lease commitments relate to our departure from certain office space in Austin and Houston, Texas; Redwood City, Los Angeles and San Ramon, California; Boston, Waltham, Reading and Cambridge, Massachusetts; New York, New York; Reston, Virginia; Maidenhead, United Kingdom; Paris, France; Hamburg, Germany; Madrid, Spain; Sydney and Melbourne, Australia; Bangalore and Guragon, India; Hong Kong, China; and Singapore. The maximum lease commitment of such vacated properties is eight years from September 30, 2003.

Asset impairments related to the impairment of certain leasehold improvements and office and computer equipment. These fixed assets were impaired as a result of our decision to vacate certain office space and to align our infrastructure with current and projected headcount.

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, we have severed approximately 1,525 employees. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies. During the nine months ended September 30, 2003, we favorably resolved certain employee matters that related to our reduction in force. This resolution resulted in a $3.3 million decrease in the employee separation and other costs accrual.

In relation to our pending Intraspect Software, Inc. business combination, we approved a plan to reduce our headcount by approximately 5%. These actions affect employees across all levels, functional areas and geographies. We expect to record a restructuring charge during the three months ended December 31, 2003.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cost of revenue - services	$—	$18	$—	$163
Research and development	68	62	268	372
Sales and marketing	15	40	56	390
General and administrative	95	17	468	285

	$178	$137	$792	$1,210

Amortization of intangible assets. Intangible amortization expense increased 32% in the three months ended September 30, 2003 and is attributable to the acquisition of Epicentric intangible assets in December 2002. Intangible amortization expense decreased 90% in the nine months ended September 30, 2003. The decrease is attributable to a change in the estimated useful life of technologies purchased as part of the OnDisplay, Inc. acquisition. Due to changes in our product architecture and anticipated future product offerings, we reduced the estimated life of this acquired technology from four years to two years in 2002. Such technology was fully amortized at June 30, 2002.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, as well as recognized investment gains and losses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	fluctuation	2003	2002	fluctuation
Other income, net	$1,085	$(4,676)	123%	$3,396	$(1,938)	275%

Other income increased 123% and 275% in the three and nine months ended September 30, 2003, respectively. These increases related to a $6.0 million and $6.5 million long-term investment impairment charge recorded during the respective periods ended September 30, 2002 and were partially offset by a general decline in investment yields on our lower cash, cash equivalents and short-term investment balances.

At September 30, 2003, our unrestricted, long-term investments totaled $2.4 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	fluctuation	2003	2002	fluctuation
Provision for income taxes	$278	$70	297%	$850	$692	23%

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

Forward-looking Information

During our third quarter 2003 financial results conference call dated October 23, 2003, we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended December 31, 2003. Additionally, it does not reflect the anticipated impact from our announced acquisition of Intraspect Software, Inc.

We expect total revenue will range between $36.0 million and $39.5 million. We expect license revenue will account for 38% to 42% of total revenue with service revenue accounting for 58% to 62% of total revenue.

We expect gross margin will range between 71% and 73% of total revenue.

To maintain a competitive advantage, we will continue to invest in research and development activities, and therefore expect our research and development costs will be between 22% and 24% of total revenue. We expect our sales and marketing costs will be between 42% and 45% of total revenue and our general and administrative costs will be between 10% and 11% of total revenue. We expect acquisition-related charges will be 2% of total revenue and both amortization of intangible assets and deferred stock compensation will be approximately 1%, respectively.

We expect other income will be approximately 3% of total revenue and the provision for income taxes will be approximately 1% of total revenue. We expect a net loss of approximately $(0.01) to $(0.00) per share, assuming 255.0 million weighted average shares outstanding.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	September 30, 2003	December 31, 2002
Cash and cash equivalents	$194,799	$216,076
Short-term investments	$67,676	$91,678
Working capital	$216,816	$214,625
Current ratio	3.8:1	2.7:1
Days of sales outstanding – for the quarter ended	62	65

At September 30, 2003, we had $262.5 million in cash, cash equivalents and short-term investments and no debt. We invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale. For the quarter ended September 30, 2003, our days of sales outstanding decreased 3 days to 62 days, as compared to 65 days for the quarter ended December 31, 2002. This decrease related primarily to our continued focus on collection efforts.

Net cash used in operating activities was $31.3 million and $60.0 million in the nine months ended September 30, 2003 and 2002, respectively. The decrease in operating cash outflows was due primarily to a decrease in our net loss, excluding non-cash and restructuring charges, and changes in working capital. We anticipate using net cash to fund operating activities in future periods as well as to fulfill our restructuring and exit commitments.

Net cash provided by investing activities was $5.5 million in the nine months ended September 30, 2003 as compared to net cash use of $71.2 million in the nine months ended September 30, 2002. The increase in cash provided was due primarily to the maturity of our investments in short-term marketable securities, partially offset by payment of $15.5 million for the remaining consideration for the Epicentric acquisition. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in short-term securities to maximize investment yields while preserving cash flow for operational purposes, and acquisition of intellectual property or complementary businesses to expand our market. During the quarter ended December 31, 2003, we intend to expend approximately $10.0 million in cash to purchase Intraspect Software, Inc. (“Intraspect”). In addition to the cash consideration, we intend to issue $10.0 million, or approximately 4.2 million shares, of our common stock. We also expect to incur costs to integrate Intraspect’s employees, operations and technology.

Net cash provided by financing activities was $2.8 million and $5.4 million in the nine months ended September 30, 2003 and 2002, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of employee stock purchase plan shares.

Our long-term investments are classified as available-for-sale and consist of common stock in publicly-held technology companies, limited partnership interests in a venture capital fund, and cash collateral pledged for certain lease obligations. Long-term investments totaled $13.5 million and $13.7 million at September 30, 2003 and December 31, 2002, respectively. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At September 30, 2003 and December 31, 2002, we had pledged $11.1 million and $11.7 million as cash collateral for certain of our lease obligations. These investments will remain restricted to the extent that the security requirements exist.

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

At September 30, 2003, future minimum lease payments under noncancelable leases, including $29.6 million accrued as restructuring charges and $7.5 million accrued as exit costs in connection with the 2002 Epicentric acquisition, are as follows (in thousands):

	Operating Leases			Capital Leases
	Gross Commitment	Contractual Sublease Income	Net Commitment
Remaining 2003	$2,550	$227	$2,323	$110
2004	14,439	2,262	12,177	47
2005	12,848	2,069	10,779	4
2006	6,861	1,106	5,755	—
2007	4,226	711	3,515	—
Thereafter	11,469	1,531	9,938	—

Total minimum lease payments	$52,393	$7,906	$44,487	161

Amounts representing interest				(5)

Present value of net minimum lease payments (including current portion of $139)				$156

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“Interpretation 46”), Consolidation of Variable Interest Entities. Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of Interpretation 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company is currently evaluating the effect of Interpretation 46. At this time, we do not believe that the adoption of Interpretation 46 will have a material impact on our consolidated financial statements.

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

Recent and Future Acquisitions, Including Our Acquisition of Epicentric, Inc., and the Pending Acquisition of Intraspect Software, Inc., Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

We completed our acquisition of Epicentric, Inc. in December 2002 and, subject to customary closing conditions, anticipate completing our acquisition of Intraspect Software, Inc. in the fourth quarter of 2003. Failure to successfully address the risks associated with these acquisitions could harm our ability to fully integrate and market products based on the acquired technology. We may discover liabilities and risks associated with these acquisitions that were not discovered in our due diligence prior to signing the respective definitive merger agreements. Although, in each acquisition, a portion of the purchase price was placed in escrow to cover such liabilities, it is possible that the actual amounts required to cover such liabilities will exceed the escrow amount. Additionally, we may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Failure to successfully integrate acquisitions could seriously harm our business. Also, our existing stockholders would experience dilution if we financed the acquisitions by issuing equity securities.

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

We recorded 25% of our total revenue for the nine months ended September 30, 2003 through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities in order to be successful. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

In Order to Properly Manage Future Growth, We May Need to Continue to Improve Our Operational Systems on a Timely Basis

We have experienced periods of rapid expansion and contraction since our inception. Rapid fluctuations place a significant demand on management and operational resources. In order to manage such fluctuations effectively, we must continue to improve our operational systems, procedures and controls on a timely basis. If we fail to continue to improve these systems, our business, operating results and financial condition will be materially adversely affected.

We May Be Adversely Affected if We Lose Key Personnel

Our success depends largely on the skills, experience and performance of some key members of our management. If we lose one or more of our key employees, our business, operating results and financial condition could be materially adversely affected. In addition, our future success will depend largely on our ability to continue to retain and attract highly skilled personnel. Like other software companies, we face competition for qualified personnel, particularly in the Austin, Texas area. We cannot be certain that we will be successful in retaining, attracting and assimilating qualified personnel in the future.

We Have Relied and Expect to Continue to Rely on Sales of Our Vignette V/Series Product Line for Our Revenue

We currently derive a substantial portion of our revenues from the license and related upgrades, professional services and support of our Vignette V/Series software products. We have begun to market and sell our V7 offerings, but we cannot be certain how successful will be. We expect that we will continue to receive some revenue from our Vignette V6 product line for at least the next several quarters. If we do not continue to increase revenue related to our existing products or generate revenue from new products and services, our business, operating results and financial condition would be materially adversely affected.

Our Future Revenue is Dependent Upon Our Ability to Successfully Market Our Existing and Future Products

We expect that our future financial performance will depend significantly on revenue from existing and future software products and the related tools that we plan to develop. There are significant risks inherent in a product introduction, such as our new Vignette V7 software products and acquired products. Market acceptance of these and future products will depend on continued market development for Web applications and services and the commercial adoption of Vignette V7. We cannot be certain that either will occur. We cannot be certain that our existing or future products offering will meet customer performance needs or expectations when shipped or that it will be free of significant software defects or bugs. If our products do not meet customer needs or expectations, for whatever reason, upgrading or enhancing the product could be costly and time consuming.

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

If We Account for Our Employee Stock Option and Employee Stock Purchase Plans Using the Fair Value Method, Our Operating Results May be Adversely Affected

It is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. We are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, if we had accounted for stock-based compensation plans using the fair value method, our loss per share for the nine months ended September 30, 2003 would have been increased by $(0.28) per share.

We May Incur Increased Costs in Response to Recently Enacted and Proposed Regulations

Recently enacted and proposed changes in the laws and regulations affecting public companies, including but not limited to the Sarbanes-Oxley Act of 2002, could cause us to incur increased costs as we evaluate and respond to the resulting requirements. The new rules could make it more difficult for us to obtain certain types of insurance, and we may incur higher costs to obtain coverage similar to our existing policies. Additionally, we may incur increased accounting, audit and legal fees to help us assess, implement and comply with such rules. The new and proposed rules could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors. Although we are evaluating and monitoring developments with respect to these new and proposed rules, we cannot estimate the amount of the additional costs we may incur or the timing of such costs at this time.

Our Financial Statements Could be Impacted by Unauthorized and Improper Actions of Our Personnel

Our financial statements could be adversely impacted by our employees’ errant or improper actions. For instance, revenue recognition depends on, among other criteria, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. We have implemented policies to prevent and discourage such conduct, but there can be no assurance that such policies will be followed. For instance, in the event that our sales personnel have negotiated terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or oral, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of transactions involved, we may have to restate our financial statements for a previously reported period, which would seriously harm our business, operating results and financial condition.

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

We May Need to Raise Additional Capital Which May Be Dilutive to Our Stockholders

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

At September 30, 2003, our cash and cash equivalents consisted primarily of commercial paper and market auction preferred securities. Our short-term investments will mature in less than one year from September 30, 2003 and were invested in corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. These securities as classified as available-for-sale and are recorded at their estimated fair market value.

Long-term investments. We invest in emerging technology companies considered strategic to our software business. At September 30, 2003, long-term investments consisted of common stock held in publicly-traded technology companies and a limited partnership interest in a venture capital fund. We periodically analyze our long-term investments for impairments that could be considered other than temporary. Fair market values were based on quoted market prices where available. If quoted market prices were not available, we use a composite of quoted market prices of companies that are comparable in size and industry classification to our portfolio. We classify our long-term investments as available-for-sale and have recorded a cumulative net unrealized loss of $0.1 million at September 30, 2003.

In addition to strategic investments, we held $11.1 million and $11.7 million in restricted investments at September 30, 2003 and December 31, 2002, respectively. Restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. The term of the collateral arrangements range from 2003 to 2010 and the average yield of these investments is approximately 1.2%.

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

PART II — OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Securities class action

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company’s initial public offering of Vignette stock in February 1999 and the Company’s secondary public offering of Vignette stock in December 1999 – Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company’s initial and secondary public offerings to certain customers in exchange for excessive commissions. The complaint also asserts that the underwriters engaged in “tie-in arrangements” whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company’s initial public offering and the prospectus and registration statement for the Company’s secondary public offering. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement, and approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Litigation and other claims

The Company is also subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

Description

(i	)	Report on Form 8-K filed July 29, 2003 referencing the press release of same date announcing the Company’s financial results for the second quarter ended June 30, 2003.

(ii	)	Report on Form 8-K filed September 15, 2003 referencing the press release of same date announcing that the Company had entered into a definitive agreement to acquire Intraspect Software, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGNETTE CORPORATION

Date: November 14, 2003	By: /s/ CHARLES W. SANSBURY
Charles W. Sansbury Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)