Form 10-K
period 2003-12-31
VIGNETTE CORP
filed 2004-03-15
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25375

VIGNETTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-2769415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 South MoPac Expressway

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

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $390,454,262.

As of February 29, 2004, 261,373,633 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held May 21, 2004 are incorporated by reference in Part III of this Annual Report on Form 10-K.

VIGNETTE CORPORATION

ANNUAL REPORT ON FORM 10–K

For the year ended December 31, 2003

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

We maintain a World Wide Web site at www.vignette.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Vignette is a trademark or registered trademark of Vignette Corporation in the United States and other countries. All other names are the trademarks or registered trademarks of their respective companies.

PART I.

ITEM 1.	BUSINESS

The information in this section is intended to provide a current description of our business and, therefore, has been updated to reflect our recent acquisition of Tower Technology Pty Limited (“Tower” or “Tower Technology”), which occurred on March 1, 2004. Tower Technology is a leading provider of enterprise document and records management solutions.

Our History

Vignette was founded in 1995 and for the first several years of our existence, we focused exclusively on the market for managing and delivering content via the Web. As companies began to adopt the Web as a channel for business communication, the technical requirements and complexities of managing and delivering information via the Web grew. Companies began to focus on understanding the usefulness of specific pieces of information, or content, to customers in the context of Web-based applications. In addition, they began to integrate their other existing sources of content into these Web-based applications to create information-rich Web sites.

The Web evolved as an important tool for helping companies run their businesses more efficiently, and we responded by aligning our business strategy and product development efforts with this trend. In February of 2000, we acquired DataSage, Inc., a leading provider of Web-based analytics and personalization software and in July 2000, we acquired OnDisplay, Inc., a leading provider of software for integrating business information and applications within an enterprise. The combination of our Web content management technology with the integration technology from the OnDisplay, Inc. acquisition and the analytics technology from the Datasage, Inc. acquisition enabled us to offer an industry-leading suite of technology, introduced in September 2001 as Vignette V6, for optimizing the management and use of Web content across an organization to deliver powerful Web-based applications.

The downturn in IT spending, generally, and the precipitous decline in spending for enterprise software, specifically, had a severe impact on our business from 2001 to 2003. Customers and prospects reduced their focus on broad Web-based initiatives and, as a result, our revenue declined dramatically. In the latter part of 2003, we began to see some stabilization in our served markets and we believe that the interest in delivering critical business information via the Web is increasing. Companies are once again focused on the opportunity to drive business efficiency though the use of the Web as a channel for business communication. In addition, companies are expanding their focus from managing Web content to contemplate the capture, management, sharing and delivery of all types of enterprise content including documents, records, audio, video, email and other forms of information. Giga Research forecasts that this Enterprise Content Management (ECM) market will grow at a 22% compounded annual rate to more than $3.3 billion in 2006.

In the past 15 months, we have significantly broadened our product offerings through internal development and acquisitions to better address the opportunity to capture, manage, share and deliver enterprise information. In December of 2002, we introduced Vignette V7, the latest iteration of our flagship Web content management product. Also in December of 2002, we acquired Epicentric, Inc., a leading provider of business portals for delivering information via the Web. In December 2003, we acquired Intraspect Software, Inc., a leading provider of collaboration software for allowing information-sharing and in March 2004, we acquired Tower Technology Pty Limited, a leading provider of enterprise document and records management solutions. We have strengthened our product portfolio and now offer what we believe is the leading suite of ECM solutions. We deliver these solutions with the added benefit of platform independence and full support of the J2EE™ standards.

Overview

We believe we are uniquely positioned to provide Web applications that help companies drive revenue growth, cost reductions, increased employee productivity and improved customer satisfaction. Our portal, integration, content, analysis, process and collaboration technologies give organizations the capability to provide a simple, personalized experience anytime, anywhere; integrate systems and information from inside and outside the organization; manage the lifecycle of enterprise information; and collaborate by supporting ad-hoc and business process-based information sharing. Together, our products and expertise help companies to harness the power of their information and the Web to deliver measurable improvements in business efficiency.

Our portal helps organizations build, manage and deliver integrated composite applications and deliver personalized experiences to any touch-point. Our integration capability allows organizations to integrate content and processes from any source or enterprise application as well as deploy applications using configurable modules. Content capabilities can capture and manage enterprise content from creation to retirement and manage how information is stored and delivered in the context of how it will be consumed. Collaboration capabilities provide a complete online environment for distributed networks while maintaining a group memory of intellectual property and work products. Our process capabilities automatically process information and content through business workflows. In addition, organizations can evaluate and review the use of content, information and the portal with our analysis capabilities.

To meet the information technology needs of organizations of all sizes, our capabilities were developed using open standards. Our capabilities accelerate the time for organizations to recognize value by reaching new markets, growing revenue from anticipating or responding quickly to market demands, and delivering applications faster using comprehensive application services. Our capabilities are adaptable, allowing organizations to configure the business solutions to meet the unique requirements of each organization as well as use the products individually with partner solutions or as an integrated suite. Our commitment to open standards allows organizations to realize more value from their current infrastructure and application investments, as well as reduce costs and increase agility using technology standards while leveraging cross-platform support. Our capabilities are scalable, allowing organizations to begin with simple projects and grow to enterprise-wide deployments and to meet the needs of the most demanding audiences. These software advantages, combined with our capabilities and expertise, help organizations realize measurable efficiency results.

Our products and capabilities are supported by our professional services organization, Vignette Professional Services™ (“VPS™”). VPS™ offers pre-packaged and custom services, along with documented best practices, to help organizations define their online business objectives and deploy their content management, portal, process, collaboration, integration and analysis applications. Our education, consulting and customer care teams give customers the benefit of our experience gained from thousands of customer implementations. We partner with a number of leading system integrators such as Accenture, EDS, Bearing Point, and Deloitte Consulting to implement our software for their clients. In many cases, we work in blended teams to jointly implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as BEA Systems, IBM and Sun Microsystems.

Products

Our portal, integration, content management, document and records management, collaboration, process and analysis services enable organizations to rapidly build, manage and deploy applications. We support an enterprise services foundation, allowing organizations to manage current and future growth demands and strategies to reflect the real-time enterprise for their customers, suppliers, partners and employees. Our solutions help our customers:

•	Quickly deploy an integrated solution from a single vendor to increase return on investment;

•	Deliver the unique ability to use and manage information where it is currently stored, regardless of format and repository;

•	Unify the management of applications, information and processes across the enterprise through integration with current business applications; and

•	Lower the cost of ownership by leveraging implemented infrastructures and accepted market standards.

We help organizations to combine a comprehensive understanding of content assets across the business, and their value, with Web applications that actively manage the information they have throughout their organization, and deliver the right information and processes to the right person at the right time, regardless of its source.

We have continued to provide an integrated enterprise services foundation to create and manage information, business processes, portals and applications. Vignette Content Management and Vignette Application Portal form the core of our product family, and afford users the ability to manage information and interaction in an integrated fashion. Our products also deliver a set of new market defining technologies that our customers can use to further expand the flexibility and functionality of their implementation of our products.

To address the particular size and requirements of our customers, we deliver our products in various suites: group, business and enterprise. Additionally, we allow organizations the flexibility to purchase products individually. The Vignette Enterprise Services Foundation is a framework that describes our products covering six application services: portal, integration, content, collaboration, process, and analysis. Organizations may purchase products individually from these six service categories or pre-bundled in suites to meet their specific needs. Following is a listing of our products.

Vignette Portal Services - Powerful portal applications provide both a highly functional portal framework and a business user-friendly development environment for assembling portlets.

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

Vignette Integration Services - Rich integration capabilities provide unique capabilities to connect a broad range of unstructured, semi-structured and structured data (including transactional) sources.

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

Vignette Content Services - Robust content management services including library services, content type modeling, workflow, taxonomy, and search. Document and records management solutions are also available to expand the ability to capture, manage, utilize, retain and dispose of an organization’s enterprise content. In addition, imaging and transactional “Web capture” functionality can effectively promote transitioning paper-based processes to digital processes, streamlining high-volume transaction processes and facilitating the centralized capture, storage and archival of an organization’s business content. This solution also effectively delivers risk and compliance management processes upon the breadth of an organization’s business content, documents, transactions, images, e-mails, rich media and Web transactions.

•	Vignette Content Management manages content, sites, content types and objects and the deployment and delivery of content. It also functions as a task inbox and workflow manager and includes a roles-based management console and essential library services. The Vignette Command Center, the core of Vignette Content Management, is an intuitive and configurable roles-based management console that enables business and technical users to manage virtually all of their content management objectives through one interface. Once integrated with business processes, users can share knowledge and collaborate on virtually any tasks, using e-mail, desktop applications and Web-based workspaces. We also offer a variety of additional specialized products to enhance Vignette Content Management.

•	Vignette Taxonomy and Advanced Search organizes and classifies enterprise content using a rich, multi-dimensional taxonomy. It supports XML taxonomy schemas for importing existing custom-created taxonomies and allows the use of taxonomies provided by third parties or the creation of new taxonomies.

•	Vignette Content Management SDK provides a complete set of APIs, documentation and best practices library that enables developers to extend Vignette Content Management. With the Vignette Content Management SDK, developers can extend application capabilities such as Vignette Content Management’s core library services, knowledge management, classification, virtual repository capabilities, workflow and more to meet the unique needs of the enterprise.

•	Vignette Command Center SDK provides a complete set of API’s, documentation and a best practices library that enables developers to extend the Vignette Command Center. With Vignette Command Center SDK, developers can modify the look and feel of the Vignette Command Center interface, customize menu options and capabilities or configure the Vignette Command Center to manage third party or custom enterprise applications.

•	Vignette Integrated Document Management™ is an integrated document management, archive and retrieval solution addressing document capture, production imaging supporting forms OCR/ICR, high performance image viewing, printing, and storage management; business process automation and workflow supporting case management, BPM and Web services; output report management for capturing, mining, linking, distribution, and statement presentment; and COLD storage and records management supporting electronic and physical records, retention management, e-mail archiving and regulatory compliance.

•	Vignette Records and Document Server™ is an enterprise document and records management solution facilitating risk and compliance management supporting metadata search, QBE, indexed full text search, checkin/out and ACL security.

•	WebCapture™ is a secure Web transaction capture and playback risk management solution recording transactions on a customer’s site and visited Web sites.

Vignette Collaboration Services – Through our acquisition of Intraspect in December 2003, we acquired rich collaboration capabilities that enhanced our capability of sharing knowledge for teams using workspaces. Our collaboration services also provide interaction management.

•	Vignette Project Delivery provides online workspaces where extended project teams can work together to better serve and collaborate with key project teams. This solution offers out-of–the-box templates for collaboration and can capture project assets, expertise and best practices. Using Vignette Project Delivery can help organizations increase their speed and repeatability of their projects and can help improve the productivity of internal teams.

•	Vignette Strategic Account Management is an enterprise solution for business users to create account workspaces and allows account teams to better serve key accounts by effectively capturing, sharing, and searching account-related information and knowledge. This allows organizations to reduce the account team communication cycles and captures valuable account communication, allowing organizations to improve customer satisfaction, productivity of internal teamwork while reducing the costs of account management.

•	Vignette Business Workspaces is an enterprise solution for business-users to create workspaces, where teams can share, capture and search information. Vignette Business Workspaces provides secure online workspaces where extended business teams can work together more effectively. This helps organizations to reduce the risk of knowledge being lost and improves business relationships.

•	Vignette Dialog delivers highly personalized content to the intended recipients at the designated time through online and offline touch points. A simple, graphical environment allows business users to create planned, multi-step conversations that can be triggered by virtually any type of event, including Web site registration, completion of a purchase, event attendance or a customer service call.

•	Vignette Messenger allows business users to easily create, manage, launch and analyze e-mail marketing campaigns. The wizard-based user interface provides all of the tools necessary for non-technical users to properly execute targeted e-mail campaigns to the appropriate audience with the appropriate content.

Vignette Process Services - Powerful standards-based process workflow engine and graphical process modeler for building and deploying business processes across the enterprise application infrastructure.

•	Vignette Process Workflow Modeler provides an intuitive graphical environment for non-technical users to model workflows and other business processes through Microsoft Visio, a well-known business user application. The Vignette Process Workflow Modeler is capable of handling complex tasks such as conditional branching, sub-workflows, looping and parallel routing, while also supporting advanced capabilities such as flexible payloads, dynamic resource assignment and the invocation of external systems and business processes.

Vignette Analysis Services - In-depth metrics and reporting based on Web logs, content delivery logs and process performance logs that drive return on investment through the analysis of content usage, Web site or application performance, and process performance.

•	Vignette Web Log Reporting provides robust site and operations reporting metrics that are integrated with the Vignette Command Center. Vignette Web Log Reporting provides integrated and prepackaged reports for measuring such metrics as site analysis, page analysis, referral statistics, click-stream and downloads.

•	Vignette Analysis and Reporting measures the return on investment for Web initiatives by monitoring and analyzing content interactions. With Vignette Analysis and Reporting, business users can track interactions such as most and least used content items, customer activity by each node in the taxonomy, unregistered content items that receive the most “hits” by an audience, the amount of activity on each presentation channel and top search terms. We also offer a variety of additional specialized products to enhance our analysis services products.

Open Architecture

We have built an open and comprehensive platform and provide support for major industry standard platforms, including both Java 2 Platform-Enterprise Edition (J2EE™) and Microsoft .NET. Our applications support various combinations of operating systems, directory servers, Web servers, application servers and databases. We refer to this combination of operating systems, directory servers, Web servers, application servers and databases as our supported platform matrix. A representative, but not exhaustive, list of supported platforms includes Sun Solaris, IBM AIX and Microsoft Windows 2000 operating systems, IBM and SunOne Directory Servers, Microsoft and IBM Web servers, IBM WebSphere and BEA WebLogic application servers and Oracle, IBM DB2 and Microsoft SQLServer databases. Representative presentation layer support includes Vignette Application Portal’s own portal framework as well as JavaServer Pages (JSP), ActiveServer Pages (ASP) and XML with stylesheets. Our open architecture permits easy integration and use of third-party development environments, layout and design tools, authoring tools and systems management environments.

Services

We provide services to help define online business objectives and to develop and deliver content, portal, process, collaboration, integration and analysis applications. Our consulting, education and customer care services are based on best practices, methodologies and tools developed from experience. Our services are designed to reduce time to deployment, mitigate risk and achieve greater return on our customers’ software investment.

Vignette Professional Services (VPS™) offers consulting and education services to help customers identify their strategic application objectives, design content, portal, process, collaboration, integration and analysis applications and deliver solutions using our products. Our services center on the Vignette Solution Methodology. This established framework allows customers and partners to leverage best practices to plan, build and maintain content, portal, process, collaboration, integration and analysis solutions. VPS™ provides services that are tailored to the individual customer through either “Velocity Services,” a set of packaged service offerings, or customized services. VPS™ also partners with consulting partners to provide best of class services needed to create Web applications designed to meet customers’ business objectives. We generally sell our services under time-and-materials agreements.

Our Customer Care, Maintenance and Support Services organizations are committed to our customers’ on-going business success. Customer Care services include a combination of account management and global technical support offerings that are tailored to meet customers’ specific needs. Vignette Global Support provides optional 24x7 access to skilled technical engineers and flexible, easy-to-use telephone and Web resources that can provide our customers with timely, effective assistance.

Strategy

Our objective is to maintain and extend our leadership position as a global provider of applications and products that enable organizations to harness the power of information and the Web to deliver measurable improvements in business efficiency. To achieve this objective, we will focus on expanding our customer base of global 2000 organizations both at the enterprise and departmental levels, extending our technology and product leadership through internal investment in research and development, expanding our global sales capabilities and extending our partnership alliances with leading technology and services companies.

Strategic Alliances

We establish strategic alliances to assist us in the marketing, selling, distribution, and development of customer Web applications for our mutual customers and prospects, as well as to increase product interoperability within the industry. This approach is intended to increase the number of qualified personnel available to perform application design and development services for our customers, and to provide additional marketing expertise, technical expertise, and increased channels of distribution in certain vertical industry segments. In addition, our renewed focus on vertical and horizontal solution offerings of Web services applications increases the importance of our relationships with technology partners, strategic consulting partners and other channels of distribution to the market.

We have established partnerships to offer solutions based on our technology offerings and have extended our sales and implementation services reach with leading systems integrators such as Accenture, Bearing Point, Deloitte Consulting, EDS and IBM Global Services. We have also established strategic alliances with technology leaders such as BEA Systems, Hewlett-Packard, IBM, and Sun Microsystems.

We intend to invest in our existing partner relationships as well as to form new partnerships with other market-leading systems integrators, technology vendors and distribution channels.

Business Combinations

We have completed seven acquisitions since our inception. One acquisition occurred in March 2004 shortly before the release of this report; one occurred in December 2003; one occurred during 2002; three occurred during 2000; and one occurred during 1999. All acquisitions were accounted for as purchase business combinations and, therefore, the net assets acquired or net liabilities assumed were recorded at their estimated fair value at the respective dates of acquisition and the results of operations have been included with ours for the periods subsequent to the respective acquisition dates. Following is a listing of our three most recent acquisitions:

Tower Technology Pty Limited. Effective March 1, 2004, we acquired Tower Technology Pty Limited, a leading provider of enterprise document and records management solutions. We paid approximately $125.0 million for Tower Technology, consisting of approximately $45.0 million in cash and 29.8 million shares of common stock for all of the issued and outstanding shares of Tower Technology.

Intraspect Software, Inc. Effective December 11, 2003, we acquired all of the outstanding stock of Intraspect Software, Inc., a leading provider of collaboration software, in exchange for $10.0 million in cash and approximately 4.2 million shares of stock. The total purchase price, including transaction costs of $0.5 million, was approximately $20.4 million.

Epicentric, Inc. Effective December 3, 2002, we acquired all of the outstanding stock of Epicentric, Inc., a leading provider of business portal solutions, in exchange for $26.0 million in cash. The total purchase price, including transaction costs of $3.1 million, was $29.1 million.

In connection with each of our acquisitions, we incurred one-time acquisition costs and integration-related charges. Such charges relate to product integration, cross-training of employees, and other merger-related items. For four acquisitions, a portion of the purchase price was allocated to in-process research and development and was expensed upon the consummation of the respective transaction. These related acquisition, integration and in-process research and development charges totaled approximately $4.3 million, $1.8 million, and $1.9 million during 2003, 2002, and 2001, respectively. The purchase price allocation process has not yet been completed for the Tower Technology acquisition just completed.

Customers

As of December 31, 2003, we had served over 1,600 end-user customers. Our customer list includes successful organizations in the entertainment, financial services, government, healthcare, high technology, higher education, life sciences, manufacturing, new media and publishing, retail, telecom and travel industries.

Competition

The market for our products is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. We have three primary sources of competition: in-house development efforts by potential customers or partners; other vendors of software that directly address Web-based application solutions; and developers of point solution software that address only certain technology components of the solution set that we provide (e.g., content management, document and records management, portal management, process, collaboration, integration or analytics).

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

Such competition could materially and adversely affect our ability to obtain revenues from either license or service fees from new or existing customers on terms favorable to us. Further, competitive pressures may require us to reduce the price of our software. In either case, our business, operating results and financial condition would be materially and adversely affected. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and operating results. See “Risk Factors that May Affect Future Results—Risks Related to Our Business—We Face Intense Competition from Other Software Companies, Which Could Make it Difficult to Compete Successfully.”

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

Research and development expenditures, excluding acquired in-process research and development charges, for 2003, 2002 and 2001 were approximately $39.9 million, $51.3 million and $64.9 million respectively. We expect that we will continue to commit significant resources to research and development in the future. Most research and development costs have been expensed as incurred.

The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. While we believe we invest more aggressively in research and development than many of our competitors, our spending has been reduced as part of overall expense management. These reductions may impair our ability to maintain technology leadership. Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. See “Risk Factors that May Affect Future Results—Risks Related to Our Business—If We are Unable to Meet the Rapid Changes in Software Technology, Our Existing Products Could Become Obsolete.”

Sales and Marketing

We market our products primarily through our direct sales force; however, we intend to expand our indirect sales channel through additional relationships with systems integrators, value-added resellers and original equipment manufacturers. We generate leads from a variety of sources, including businesses seeking partners to develop Web-based applications. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. As of December 31, 2003, the direct sales force consisted of 190 sales executives and related support personnel.

We will continue to establish partnerships with major industry vendors and strategically selected regional partners that will add value to our products and expand distribution opportunities.

We use a variety of marketing programs to build market awareness of our brand name, our products, and Vignette as well as to attract potential customers for our products. A broad mix of programs are used to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, advertising, direct marketing and relationship marketing programs, seminars, customer events, user group meetings, trade shows and speaking engagements. Our marketing organization also produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations.

Proprietary Rights and Licensing

Our success and ability to compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently own six patents and have a number of patent applications pending in the United States. We have thirteen registered trademarks in the United States, four pending trademark applications in the United States, 71 registered trademarks in foreign countries, and 4 pending trademark applications in foreign countries. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink-wrap” agreements, which impose certain restrictions on the licensee’s ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

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

To date, we have not been notified that our products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that developers of commercial software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. See “Risk Factors that May

Affect Future Results—Risks Related to Our Business—Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property From Infringement or a Claim of Infringement.”

We include certain third-party software in our products. This third-party software may not continue to be available on commercially reasonable terms. We license data encryption and authentication technology from RSA Data Security, Inc., bridging solutions technology from Intrinsyc Software, Inc., browser-based Web editing software from Ektron, Inc., database access technology from Rogue Wave Software, Inc., chart and graphing software from Corda Technologies, concept and keyword search functionality from Autonomy, Inc. and Convera Technologies, Inc., application services from BEA Systems, Inc., and other software that is integrated with internally developed software. To the extent we could not maintain licenses to some or all of this third-party software, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

Employees

As of December 31, 2003, we had 805 employees, including 231 in research and development, 234 in sales and marketing, 243 in professional services and customer support, and 97 in finance and administration. Following the completion of integration activities related to the Tower Technology acquisition on March 1, 2004, we expect our total headcount to be approximately 950. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our professional services, product development, sales, marketing and finance organizations. We also outsource certain development, including product development and quality assurance. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

Risks Related to Our Business

We Expect to Incur Future Losses

We have not consistently achieved profitability and we expect to incur net operating losses in the coming quarter and potentially in future quarters. To date, we have primarily funded our operations from the sale of equity securities. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot be certain that we will achieve sufficient revenues to maintain profitability. If we do return to profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Our Limited Operating History Makes Financial Forecasting Difficult

We were founded in December 1995 and thus have a limited operating history. As a result of our limited operating history and the unpredictability of market demand since our inception, we cannot forecast revenue and operating expenses based on our historical results. Accordingly, we base our expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than we had projected. Our ability to forecast accurately our quarterly revenue is limited because our software products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur. We would expect our business, operating results and financial condition to be materially adversely affected if our revenues do not meet our projections and that net losses in a given quarter would be greater than expected.

Recent Acquisitions, Including Our Acquisitions of Epicentric, Inc., Intraspect Software, Inc. (“Intraspect”) and Tower Technology PTY Limited (“Tower Technology”), Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

We completed our acquisitions of Epicentric, Inc. in December 2002, Intraspect Software, Inc. in December 2003 and Tower Technology Pty Limited in March 2004. Failure to successfully address the risks associated with these acquisitions could harm our ability to fully integrate and market products based on the acquired technology. We may discover liabilities and risks associated with these acquisitions that were not discovered in our due diligence prior to signing the respective definitive merger agreements. Although, in each acquisition, a portion of the purchase price was placed in escrow to cover such liabilities, it is possible that the actual amounts required to cover such liabilities will exceed the escrow amount. Additionally, we may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Failure to successfully integrate acquisitions could seriously harm our business. Also, our existing stockholders would experience dilution if we financed subsequent acquisitions by issuing equity securities.

We Must Succeed in the Portal, Collaboration and Content Management Market as Well as the Enterprise Content Management and the Document and Records Management Markets if We Are to Realize the Expected Benefits of the Tower Technology and Intraspect Acquisitions

Our long-term strategic plan depends upon the successful development and introduction of products and solutions that address the needs of the portal, collaboration and content management market as well as the enterprise content management and the document and records management markets. For us to succeed in these markets, we must align strategies and objectives and focus a significant portion of our resources towards serving this market.

The challenges involved in this integration include the following:

•	coordinating and integrating international and domestic operations;

•	combining product offerings and product lines quickly and effectively;

•	successfully managing difficulties associated with transitioning current customers to new product lines;

•	demonstrating to our customers that the acquisition will not result in adverse changes in customer service standards or business focus;

•	retaining key alliances; and

•	persuading our employees that our business cultures are compatible.

In addition, our success in this new market will depend on several factors, many of which are outside our control including:

•	continued growth of the portal, collaboration and content management market;

•	continued growth of the enterprise content management and document and records management markets;

•	deployment of the combined company’s products by enterprises; and

•	emergence of substitute technologies and products.

If we are unable to succeed in this market, our business may be harmed and we may be prevented from realizing the anticipated benefits of the acquisition.

We Must Overcome Significant Challenges in Integrating Businesses Operations and Product Offerings to Realize the Benefits of our Recent Acquisitions of Tower Technology and Intraspect

The Tower Technology and Intraspect acquisitions will not achieve their anticipated benefits unless we successfully combine and integrate business operations and products in a timely manner. Integrating will be a complex, time-consuming and expensive process and may result in revenue disruption and operational difficulties if not completed in a timely and efficient manner. Prior to the acquisitions, each company operated independently, each with its own business, business culture, markets, clients, employees and systems. Following the acquisitions, we must operate as a combined organization utilizing common information communication systems, operating procedures, financial controls and human resource practices, including benefits, training and professional development programs. There may be substantial difficulties, costs and delays involved in the integration. These difficulties, costs and delays may include:

•	the potential difficulties of integrating international and domestic operations;

•	the potential disruption of our ongoing business and diversion of management resources;

•	the possibility that the business cultures will not be compatible;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to integration of operations;

•	the impairment of relationships with employees and customers as a result of any integration of new personnel;

•	potential unknown liabilities associated with the acquired business and technology;

•	costs and delays in implementing common systems and procedures, including financial accounting systems and customer information systems; and

•	potential inability to retain, integrate and motivate key management, marketing, technical sales and customer support personnel.

We may not succeed in addressing these risks or any other problems encountered in connection with the acquisition. If the benefits of the acquisition do not exceed the costs associated with the acquisition, including the dilution to our stockholders resulting from the issuance of shares in connection with the acquisition, our financial results could be harmed.

Delays in the Integration of Tower Technology and Intraspect’s Technology Could Result in the Loss of the Benefits of the Acquisitions

We operate in a highly competitive environment, characterized by rapid technological change and evolution of standards and frequent new product introductions. To obtain the full potential benefits of the acquisition, we must promptly integrate our business operations, technology and product offerings. We cannot assure you that we will be able to integrate their technology offerings and operations quickly and smoothly. We may be required to spend additional time or money on integration that would otherwise be spent on developing our business or on other matters. If we do not integrate our operations and technology smoothly or if management spends too much time on integration issues, it could harm our business, financial condition and results of operations and diminish the benefits of the acquisition as well as harm our content management business.

Both Vignette and Tower Technology Have Incurred Significant Costs Associated With the Acquisition

We estimate that we have incurred direct transaction costs of approximately $4 million associated with the acquisition, which will be included as a part of the total purchase cost for accounting purposes. In addition, Tower Technology has incurred direct transaction costs of approximately $2.5 million. We believe the combined entity may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the acquisition was completed or the following quarters, to reflect costs associated with integrating the two companies. We expect to incur an in-process research and development charge in the quarter in which the acquisition was completed and we expect ongoing charges for amortization of intangibles, consisting primarily of purchased technology, acquired in the acquisition. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition.

The Market Price of Our Common Stock May Decline as a Result of the Tower Technology and Intraspect Acquisitions

The market price of our common stock could decline as a result of the acquisitions, based on the occurrence of a number of events, including:

•	the failure to successfully integrate;

•	delays or failure in the integration of technology;

•	the belief that we have not realized the perceived benefits of the acquisitions in a timely manner or at all;

•	the issuance of our shares to the Tower Technology and Intraspect stockholders; and

•	the potential negative effect of the acquisitions on our operating results, including the impact of amortization of intangible assets, other than goodwill, created by the acquisitions.

There May Be Sales of Substantial Amounts of Our Common Stock After the Tower Technology Acquisition, Which Could Cause Our Stock Price to Fall

A substantial number of shares of our common stock may be sold into the public within a short period of time following the closing of the acquisition. As a result, our stock price could fall. Of the approximately 29,814,035 shares of our common stock issued in connection with the acquisition, approximately 11,925,000 shares will be immediately available for resale (after the applicable registration statement becomes effective) by the former shareholders of Tower Technology. Under the lock-up agreements, the remaining shares will be released and available for sale in the public market in varying amounts between the registration date and 360 days after the closing date of the acquisition. In comparison, the average daily trading volume of our common stock for the five-day period ending on February 10, 2004, was approximately 1,922,999 shares. A sale of a large number of newly-released shares of our common stock could therefore result in a sharp decline in our stock price. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

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

We recorded 26% of our total revenue for the year ended December 31, 2003 through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

To date, a majority of our international revenues and costs have been denominated in foreign currencies. A majority of our international revenues and costs will be denominated in foreign currencies in the future. To date, we have not engaged in any foreign exchange hedging transactions and we are, therefore, subject to foreign currency risk.

We Expect Our Quarterly Revenues and Operating Results to Fluctuate

Our revenues and operating results have varied significantly from quarter to quarter in the past and we expect that our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

•	demand for our products and services;

•	the timing of sales of our products and services;

•	the timing of customer orders and product implementations;

•	seasonal fluctuations in information technology purchasing;

•	unexpected delays in introducing new products and services;

•	increased expenses, whether related to sales and marketing, product development, product migration and customer support, or administration;

•	changes in the rapidly evolving market for Web-based applications;

•	the mix of product license and services revenue, as well as the mix of products licensed;

•	the mix of services provided and whether services are provided by our own staff or third-party contractors;

•	the mix of domestic and international sales;

•	difficulties in collecting accounts receivable;

•	costs related to possible acquisitions of technology or businesses;

•	global events, including terrorist activities, military operations and widespread epidemics; and

•	the general economic climate;

•	changes to our licensing and pricing model.

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

We will continue to invest in our research and development, sales and marketing, professional services and general and administrative organizations. We expect such overall spending, in absolute dollars, will increase in future periods, particularly given our recent acquisitions. If our revenue expectations are not achieved, our business, operating results or financial condition could be materially adversely affected and net losses in a given quarter would be greater than expected.

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

If We Experienced a Product Liability Claim We Could Incur Substantial Litigation Costs

Since our customers use our products for mission-critical applications, errors, defects or other performance problems could result in financial or other damages to our customers. They could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results and financial condition. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate or alter such limitation of liability provisions. Such claims, if brought against us, even if not successful, would likely be time consuming and costly.

We Face Intense Competition from Other Software Companies, Which Could Make it Difficult to Compete Successfully

Our market is intensely competitive. Our customers’ requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future, including competition resulting from consolidations in the software industry.

Our principal competitors include: in-house development efforts by potential customers or partners; other vendors of software that directly address elements of Web-based applications; and developers of software that address only certain technology components of Web-based applications (e.g., content management, portal management, document management, process, collaboration, integration or analytics). In addition, we face increased competition from large companies that includes capabilities similar to our software in larger integrated product offerings.

Many of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle or license their products in a manner that may discourage users from purchasing our products. In addition, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

We Depend on Increased Business from Our Current and New Customers and, if We Fail to Grow Our Customer Base or Generate Repeat Business, Our Operating Results Could Be Harmed

If we fail to grow our customer base or generate repeat and expanded business from our current and new customers, our business and operating results would be seriously harmed. Many of our customers initially make a limited purchase of our products and services. Some of these customers may not choose to purchase additional licenses to expand their use of our products. Some of these customers have not yet developed or deployed initial applications based on our products. If these customers do not successfully develop and deploy such initial applications, they may not choose to purchase deployment licenses or additional development licenses. Our business model depends on the expanded use of our products within our customers’ organizations.

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

We Have Relied and Expect to Continue to Rely on Sales of Our Earlier Vignette Software Versions for Revenue

We currently derive a substantial portion of our revenues from the product licenses and related upgrades, professional services and support of our earlier Vignette software versions. We continue to market and license our new-generation Vignette product offerings, but we cannot be certain how successful we will be. We expect that we will continue to receive some revenue from earlier versions for at least the next several quarters. If we do not continue to increase revenue related to our earlier software versions or generate revenue from new products and services, our business, operating results and financial condition would be materially adversely affected.

Our Future Revenue is Dependent Upon Our Ability to Successfully Market Our Existing and Future Products

We expect that our future financial performance will depend significantly on revenue from existing and future software products and the related tools that we plan to develop. There are significant risks inherent in a product introduction, such as our Vignette V7 software products and the recently acquired products. Market acceptance of these and future products will depend on continued market development for Web applications and services and the continued commercial adoption of Vignette V7. We cannot be certain that either will occur. We cannot be certain that our existing or future products will meet customer performance needs or expectations when released or that they will be free of significant software defects or bugs. If our products do not meet customer needs or expectations, for whatever reason, upgrading or enhancing the product could be costly and time consuming.

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

During recent quarters, our professional services organization achieved profitability. However, prior to 2000, services costs related to professional services had exceeded, or had been substantially equal to, professional services-related revenue. In this current economic climate, we make periodic capacity decisions based on estimates of future sales, anticipated existing customer needs, and general market conditions. Although we expect that our professional services-related revenue will continue to exceed professional services-related costs in future periods, we cannot be certain that this will occur.

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

We May Be Adversely Affected if We Lose Key Personnel

Our success depends largely on the skills, experience and performance of some key members of our management. If we lose one or more of our key employees, our business, operating results and financial condition could be materially adversely affected. In addition, our future success will depend largely on our ability to continue to attract and retain highly skilled personnel. Like other software companies, we face competition for qualified personnel, particularly in the Austin, Texas area. We cannot be certain that we will be successful in attracting, assimilating or retaining qualified personnel in the future.

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

Our Product Shipments Could Be Delayed if Third-Party Software Incorporated in Our Products is No Longer Available

We integrate third-party software as a component of our software. The third-party software may not continue to be available to us on commercially reasonable terms. If we cannot maintain positive relationships and licenses to key third-party software, shipments of our products could be delayed or disrupted until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property from Infringement or a Claim of Infringement

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation. Although we are not involved in any such litigation that we believe is material to our business, if we become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of other’s intellectual property, we may be forced to do one or more of the following:

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

Further, in April 2002, our Board of Directors approved, adopted and entered into a shareholder rights plan referred to as the Plan. The Plan was not adopted in response to any attempt to acquire us, nor were we aware of any such efforts at the time of adoption.

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

If We Account for Our Employee Stock Option and Employee Stock Purchase Plans Using the Fair Value Method, Our Operating Results May be Adversely Affected

It is possible that future laws, rules or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. We are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, if we had accounted for stock-based compensation plans using the fair value method, our loss per share for the year ended December 31, 2003 would have been increased by $(0.17) per share.

We Have Incurred Increased Costs in Response to Recently Enacted and Proposed Regulations

Recently enacted and proposed changes in the laws and regulations affecting public companies, including but not limited to the Sarbanes-Oxley Act of 2002, have caused us to incur increased costs as we evaluate and respond to the resulting requirements. The new rules could make it more difficult for us to obtain certain types of insurance, and we may incur higher costs to obtain coverage similar to our existing policies. Additionally, we have incurred and expect to incur on an ongoing basis increased accounting, audit and legal fees to assist us assess, implement and comply with such rules. The new and proposed rules could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors. Although we are evaluating and monitoring developments with respect to these new and proposed rules, we cannot estimate the amount of the additional costs we may incur or the timing of such costs at this time.

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

Our principal research, development, sales, marketing and administrative headquarter offices are located in Austin, Texas. We do not own any real estate or facilities. As of December 31, 2003, we leased office space in: Austin, Texas; San Francisco and Brisbane, California; New York, New York; Waltham, Massachusetts; Chicago, Illinois; Reston, Virginia; Maidenhead, England; Madrid, Spain; and Sydney, Australia. Such leases have remaining terms of up to 8 years. All offices listed above support sales and services activity, and we have research and development activity in our Austin, Texas, San Francisco, California and Waltham, Massachusetts offices. In March 2004 we assumed leases through our acquisition of Tower Technology for properties in Boston, Massachusetts; Slough, England; and Sydney, Australia.

Additionally, we lease several full-service managed suites and executive suites as small sales offices across the United States and around the world. These small offices generally have lease terms of less than one year, allowing us to adjust to changing business and customer support requirements. As of December 31, 2003, we leased office space in 15 countries outside of the United States.

Throughout 2002 and 2003, we consolidated our leased office portfolio. Some of the resulting excess lease space expired in 2003, or will expire in the near term, and we successfully negotiated early terminations of some leases, in part or in whole. We currently sublease some surplus office space in Austin, Texas; San Francisco, California; and New York, New York to unrelated third-parties. We are actively marketing and attempting to sublease or negotiate early terminations of our remaining surplus properties, including, but not limited to, space in Austin, Texas; San Francisco, California; Chicago, Illinois; and New York, New York for the respective remaining lease terms.

ITEM 3.	LEGAL PROCEEDINGS

Securities Class Action

On October 26, 2001, a class action lawsuit was filed against us and certain of our current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased our common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in our initial public offering of stock in February 1999 and our secondary public offering of stock in December 1999 – Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, based on, among other things, claims that the four underwriters awarded material portions of the shares in our initial and secondary public offerings to certain customers in exchange for excessive commissions. The complaint also asserts that the underwriters engaged in “tie-in arrangements” whereby certain customers were allocated shares of our stock sold in the initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to us, the complaint alleges that we and our officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for our initial public offering and the prospectus and registration statement for our secondary public offering. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against us. We have approved a Memorandum of Understanding (“MOU”) and related agreements that set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for our release as well as the individual defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. It is anticipated that any potential financial obligation of ours to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve any payment by us. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Litigation and Other Claims

We are also subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market under the symbol “VIGN”. Public trading of the common stock commenced on February 19, 1999. Prior to that, there was no public market for the common stock. The following table sets forth the high and low closing sale price per share of our common stock on the Nasdaq National Market in each of the last eight fiscal quarters.

	High	Low
Year Ended December 31, 2003:
Fourth Quarter	$3.08	$2.08
Third Quarter	2.82	2.00
Second Quarter	2.50	1.46
First Quarter	1.90	1.29
Year Ended December 31, 2002:
Fourth Quarter	$1.79	$0.73
Third Quarter	1.88	0.80
Second Quarter	3.95	1.35
First Quarter	5.47	2.75

At February 27, 2004, there were approximately 1,336 holders of record of our common stock and the closing price of our common stock was $2.26 per share.

We have never declared or paid any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003 and 2002 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001, 2000 and 1999 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year ended December 31,
	1999 (2)	2000 (3)	2001	2002 (4)	2003 (5)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product license	$46,292	$216,257	$154,381	$62,418	$60,986
Services	42,893	150,404	142,369	92,720	97,328

Total revenue	89,185	366,661	296,750	155,138	158,314
Cost of revenue:
Product license	3,306	7,611	5,243	2,388	2,844
Amortization of acquired technology	—	—	—	267	3,450
Services (1)	32,815	109,039	78,299	43,674	39,531

Total cost of revenue	36,121	116,650	83,542	46,329	45,825

Gross profit	53,064	250,011	213,208	108,809	112,489
Operating expenses:
Research and development (1)	16,447	58,324	64,850	51,334	39,923
Sales and marketing (1)	50,232	177,391	178,282	84,775	68,160
General and administrative (1)	9,494	38,625	29,907	21,344	15,727
Purchased in-process research and development, acquisition-related and other charges	15,641	169,885	1,919	1,786	4,258
Impairment of intangible assets	—	—	799,169	147,269	—
Business restructuring charges	—	—	120,935	35,822	(14,687)
Amortization of deferred stock compensation	5,654	33,863	8,734	1,396	1,107
Amortization of intangible assets	1,796	328,691	500,045	16,060	1,965

Total operating expenses	99,264	806,779	1,703,841	359,786	116,453

Loss from operations	(46,200)	(556,768)	(1,490,633)	(250,977)	(3,964)
Other income (expense), net	3,723	25,992	(35,275)	(517)	5,068

Income (loss) before income taxes	(42,477)	(530,776)	(1,525,908)	(251,494)	1,104
Provision for income taxes	—	1,449	1,731	1,319	1,137

Net loss	$(42,477)	$(532,225)	$(1,527,639)	$(252,813)	$(33)

Basic net loss per share	$(0.31)	$(2.59)	$(6.32)	$(1.01)	$(0.00)

Shares used in computing basic net loss per share	137,253	205,885	241,762	249,212	253,100

(1)	Excludes amortization of deferred stock compensation as follows:

	Year ended December 31,
	1999 (2)	2000 (3)	2001	2002 (4)	2003 (5)
Cost of revenue – services	$820	$2,968	$1,965	$170	$—
Research and development	1,059	12,300	2,446	441	324
Sales and marketing	2,248	11,785	3,066	416	69
General and administrative	1,527	6,810	1,257	369	714

	$5,654	$33,863	$8,734	$1,396	$1,107

	As of December 31,
	1999 (2)	2000 (3)	2001	2002 (4)	2003 (5)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$402,229	$447,833	$391,632	$307,754	$239,513
Working capital	375,211	389,831	311,921	214,625	205,749
Total assets	498,166	2,190,954	663,026	424,612	366,116
Long-term debt and capital lease obligations, less current portion	—	782	240	53	10
Total stockholders’ equity	437,059	2,024,513	510,301	265,852	281,346

(2)	Reflects the acquisition of Diffusion, Inc. on June 30, 1999.

(3)	Reflects the acquisitions of Engine 5, Ltd. on January 18, 2000, DataSage, Inc. on February 15, 2000 and OnDisplay, Inc. on July 5, 2000.

(4)	Reflects the acquisition of Epicentric, Inc. on December 3, 2002.

(5)	Reflects the acquisition of Intraspect, Inc. on December 10, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vignette’s software and expertise help organizations harness the power of information and the Web to deliver measurable improvements in business efficiency. Vignette helps organizations increase productivity, reduce costs, improve user experiences and manage risk. Vignette’s intranet, extranet and Internet solutions incorporate portal, integration, enterprise content management and collaboration capabilities that can rapidly deliver unique advantages through an open, scalable and adaptable architecture that integrates with legacy systems. Vignette is headquartered in Austin, Texas, with local operations worldwide.

2003 Highlights

Operating Results

Following a significant decline in revenue in 2002, we stabilized our total revenue in 2003. However, deferred revenue declined significantly. This was due, in part, to the weak macroeconomic conditions and, in particular, the slowed pace of investment in information technology generally and the application software industry specifically. Contributions from our international businesses declined from 32% of revenue in 2002 and represented approximately 26% of total revenue in 2003. No customer accounted for more than 10% our revenues.

Throughout 2003, we continued our cost control efforts and saw a significant decline in operating expenses. A substantial portion of the decline in operating expenses was driven by reduced impairment charges, changes to our real estate restructuring assumptions and reductions in our headcount-related costs.

During the fourth quarter of 2003, we reevaluated our office space portfolio and decided to vacate our Austin, Texas, headquarters to relocate to nearby office space that we had previously identified as restructuring space. This relocation decision resulted in a net benefit in the fourth quarter of $14 million based on the application of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We also changed certain other restructuring assumptions related to real estate, which yielded an additional benefit of

$700,000. In addition, we incurred restructuring expenses of $2.0 million. Taken together, these activities caused us to record a net restructuring benefit of $12.7 million during the quarter. In the first quarter of 2004, we moved out of our existing headquarters and relocated to the nearby office space that now serves as our headquarters. As such, we expect to record a restructuring charge of approximately $7.1 million in the first quarter of 2004 pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Our headcount was 805 as of December 31, 2003, down from 1,079 at December 31, 2002, but remained relatively stable over the last three quarters of 2003. Following the completion of integration activities related to the Tower Technology acquisition on March 1, 2004, we expect our total headcount to be approximately 950. Finally, our total cash and short-term investments balance totaled approximately $240 million as of December 31, 2003, and decreased approximately $68 million from December 31, 2002, primarily due to acquisition-related payments, payments under lease obligations and overall net losses incurred.

Acquisitions

We have strengthened our product portfolio through acquisitions to increase our competitive differentiation as an enterprise Web solution provider. We acquired Intraspect Software, Inc., a leading provider of enterprise collaboration solutions in late 2003, and we acquired Tower Technology Pty Limited, a leading enterprise document and records management, imaging and workflow vendor in early 2004.

On December 11, 2003, we completed the acquisition of privately held Intraspect Software, Inc., a leading provider of enterprise collaboration solutions. With the acquisition of Intraspect, we are able to offer a Java-based suite of technologies that includes portal, Web content management and collaboration functionality. The consideration paid for Intraspect was comprised of $10 million in cash and approximately 4.2 million shares of Vignette stock.

On March 1, 2004, we completed the acquisition of privately held Tower Technology Pty Limited, a leading enterprise document and records management, imaging and workflow vendor. With the completion of the Tower Technology acquisition, we are able to offer enterprise content management capabilities for managing high volumes of documents, online transactions and records, in combination with our portal, Web content management and collaboration technologies. The consideration paid to the Tower Technology stockholders was comprised of approximately $45 million in cash and approximately 29.8 million shares of our stock.

With the completion of these two acquisitions, we are in a unique position to provide an integrated suite of technology that enables our customers to capture, manage and deliver information on an enterprise-wide basis.

Outlook

Our objective is to maintain and extend our leadership position as a global provider of applications and products that enable organizations to harness the power of information and the Web to deliver measurable improvements in business efficiency. We will focus on delivering sustained revenue growth, expanding our customer base of global 2000 organizations both at the enterprise and departmental levels, extending our technology and product leadership through internal investment in research and development, expanding our global sales capabilities and extending our partnership alliances with leading technology and services companies.

Our strategy from an execution and distribution perspective is to change our selling approach and messaging. Specifically, we will increasingly focus on business problems and their corresponding solutions. We will address specific business imperatives, such as compliance, self-service, employee productivity, partner and supplier collaboration, demand generation and expense reduction through areas such as site consolidation and the elimination of labor-based paper processing. We will also focus on the indirect channel, particularly opportunities to expand our OEM business, and continue our commitment to customer service. We believe these efforts, combined with the new breadth of our solutions, will better position us to meet and exceed customer demands for an integrated set of best-of-breed applications and capture market share.

The primary risk to achieving our goals is competitive pressure, particularly from larger companies with much longer operating histories and greater resources. Moreover, many of these companies can adopt aggressive pricing policies and provide customers with consolidated offerings that may include some of our product capabilities. Other key risks include market acceptance of our products, successful integration of the Intraspect and Tower Technology acquisitions, the overall level of information technology spending and our ability to maintain control over expenses and cash. Our prospects must be considered in light of these risks, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors that May Affect Future Results” section for more information.

Option Exchange Offer

On February 12, 2004, we offered eligible employees the right to exchange certain outstanding stock options for new ones. The decline in the market value of our common stock since 2000 has resulted in a stock price that is substantially below the strike price of many employee stock options granted during the past several years. This voluntary exchange program was designed to retain our employees and provide them with a long-term incentive to maximize stockholder value. The offer period is expected to end on March 24, 2004. The exercise price of new options to be granted will depend on the closing price of our common stock on the grant date (which will be at least six months and one day from the cancellation date) and the total number of options issued will range from 20% to 100% of the total options canceled based on a pre-determined formula. The program has been organized to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable plan accounting.

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

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements as revised by SAB 104.

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

Business restructuring We vacated excess leased facilities as a result of the restructuring plan we initiated in 2001 and subsequently expanded in 2002. We recorded an accrual for the remaining lease liabilities of such vacated properties as well as brokerage commissions, partially offset by estimated sublease income. We estimated the costs of these excess leased facilities, including estimated costs to sublease and sublease income, based on market information and trend analysis. We continually assess our real estate portfolio and may vacate or occupy other leased space as dictated by our analysis. Actual results could differ from these estimates. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments.

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

We performed the required transitional impairment test of goodwill during the first quarter of 2002 and determined that we did not have a transitional impairment of goodwill. Subsequent to the transitional impairment test, we must assess goodwill for impairment at least annually. We assess our goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. Such periodic assessment of goodwill resulted in a significant goodwill impairment charge during the quarter ended December 31, 2002. There was no impairment charge related to goodwill or other intangible assets in 2003.

Accounting Reclassification and Change in Accounting Estimate

Effective December 31, 2001, we report all bad debt expense in the operating expense cost category, “Sales and marketing”. Prior to December 31, 2001, we reported a portion of bad debt expense in “Cost of revenue – services”. Bad debt expense reported in “Cost of revenue – services” for the prior periods presented in this Report has been reclassified to conform to the current period presentation. Such reclassification had no impact on the reported net loss, net loss per share or stockholders’ equity. Bad debt expense reclassified from “Cost of revenue – services” to “Sales and marketing” was $5.7 million in 2001. This reclassification increased gross margin by approximately 2% in 2001 and increased “Sales and marketing” as a percentage of sales by a comparable amount.

We periodically review the valuation and amortization of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or useful life. During the quarter ended March 31, 2002, we changed the estimated useful life of technologies purchased as part of the July 2000 acquisition of OnDisplay, Inc.. Due to changes in product architecture and anticipated future product offerings, we reduced the technology’s estimated life from four years to two years. For the year ended December 31, 2002, this change increased net loss by $(8.0) million and net loss per share by $(0.03).

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Year Ended December 31,
	2001	2002	2003
Revenue:
Product license	52%	40%	39%
Services	48	60	61

Total revenue	100	100	100
Cost of revenue:
Product license	2	2	2
Amortization of acquired technology	—	—	2
Services	26	28	25

Total cost of revenue	28	30	29

Gross profit	72	70	71
Operating expenses:
Research and development	22	33	25
Sales and marketing	60	55	43
General and administrative	10	14	10
Purchased in-process research and development, acquisition-related and other charges	1	1	3
Impairment of intangible assets	269	95	—
Business restructuring charges	41	23	(9)
Amortization of deferred stock compensation	3	1	1
Amortization of intangible assets	168	10	1

Total operating expenses	574	232	74

Loss from operations	(502)	(162)	(3)
Other income (expense), net	(12)	—	3

Profit/(loss) before income taxes	(514)	(162)	(—)
Provision for income taxes	1	1	—

Net loss	(515)%	(163)%	(0)%

Comparison of fiscal years ended December 31, 2003, 2002 and 2001 (in thousands, unless otherwise noted)

Revenue

	Year Ended December 31,			2002 Compared to 2001	2003 Compared to 2002
	2001	2002	2003
Product license	$154,381	$62,418	$60,986	(60)%	(2)%
Maintenance and support	56,253	53,135	61,186	(6)	15
Professional services	86,116	39,585	36,142	(54)	(9)

Total services revenue	142,369	92,720	97,328	(35)	5

Total revenue	$296,750	$155,138	$158,314	(48)%	2%

Total revenue increased by 2% in 2003 and decreased by 48% in 2002. The increase in revenue for 2003 was primarily due to the sales of portal product acquired in our December 2002 business combination with Epicentric and the introduction of new and upgraded products, as partially offset by the effects of slow information technology spending. The significant decline in 2002 was primarily due to the sustained global economic slowdown that originated in late 2000. We expect total revenue across both license and services to grow in 2004, particularly in light of our recent acquisitions of Intraspect in December 2003 and Tower Technology in March 2004.

Product license. Product license revenue decreased 2% in 2003 and 60% in 2002. The stabilization in 2003 was primarily due the sales of portal product acquired in our December 2002 business combination with Epicentric and the introduction of new and upgraded products, as partially offset by the effects of slow information technology spending. The significant decline in 2002 was primarily due to the sustained global economic slowdown that originated in late 2000.

Services. Services revenue increased 5% in 2003 and decreased 35% in 2002. The increase in 2003 was driven by higher maintenance and support revenue related to increases in our install base and consistent levels of maintenance renewals, partially offset by a decrease in professional services revenue. The decreases in 2002 relates primarily to decreased professional services revenue, which dropped 54% in 2002. Professional services revenue was impacted in 2003 and 2002 by fewer new product engagements and lower billing rates.

During 2003, 2002 and 2001, no single customer accounted for more than 10% of our total revenues. International revenue was $41.8 million, $50.3 million and $106.1 million, or 26%, 32% and 36% of total revenues, in 2003, 2002, and 2001, respectively.

Gross Profit

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing professional and maintenance services.

Gross profit amounts and percentages are as follows:

	Year ended December 31,			2002 Compared to 2001	2003 Compared to 2002
	2001	2002	2003
Product license	$149,138	$60,030	$58,142	(60)%	(3)%
Amortization of acquired technology	—	(267)	(3,450)	100	1,192
Maintenance and support	49,617	46,163	53,421	(7)	16
Professional services	14,453	2,883	4,376	(80)	52
Total services	64,070	49,046	57,796	(23)	18

Total gross profit	$213,208	$108,809	$112,489	(49)	3

As a percent of sales, gross profit represented 71%, 70% and 72% in 2003, 2002 and 2001, respectively. The improvement in 2003 was primarily due to the decrease in professional services costs related primarily to lower headcount. The decrease in 2002 was primarily attributable to reduced license sales resulting in decreased utilization of internal consultants. We expect gross margin to remain constant at 70% in future periods.

Operating expenses

	Year Ended December 31,			2002 Compared to 2001	2003 Compared to 2002
	2001	2002	2003
Research and development	$64,850	$51,334	$39,923	(21)%	(22)%
Sales and marketing	178,282	84,775	68,160	(52)	(20)
General and administrative	29,907	21,344	15,727	(29)	(26)
Purchased in-process research and development, acquisition-related and other charges	1,919	1,786	4,258	(7)	138
Impairment of intangible assets	799,169	147,269	—	(82)	(100)
Business restructuring charges	120,935	35,822	(14,687)	(70)	(141)
Amortization of deferred stock compensation	8,734	1,396	1,107	(84)	(21)
Amortization of intangible assets	500,045	16,060	1,965	(97)	(88)

Total operating expenses	$1,703,841	$359,786	$116,453	(79)%	(68)%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 22% and 21% in 2003 and in 2002, respectively. The decrease in research and development costs in each period relates primarily to our restructuring efforts via reduced engineering headcount and other cost-saving measures. The increase as a percentage of revenue in 2002 as compared to 2001 resulted from the decrease in total revenue. We believe that continued investment in research and development is critical to attaining our strategic objectives. We, therefore, expect that spending on research and development will increase in future periods, particularly in light of our acquisition of Tower Technology in March 2004.

Software development costs that were capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, totaled $0.0, $0.7 million and $0.7 million in 2003, 2002 and 2001, respectively. These capitalized costs relate to software developed by third parties that were not acquired in a business combination. They are amortized using the straightline method over the estimated useful life, generally 18 months. Amortization expense was $0.5 million, $0.1 million and $0.7 million in 2003, 2002 and 2001, respectively, and is included in “Cost of revenue – license” on the Consolidated Statements of Operations. In connection with the restructuring plan implemented during 2001, we decided to no longer sell or support certain software products, resulting in an impairment of $1.9 million of previously capitalized software.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses decreased 20% and 52% in 2003 and 2002, respectively. The decrease in absolute dollars and as a percentage of total revenue in each period relates primarily to our restructuring efforts via reduced headcount and other cost-saving measures, lower commissions due to lower product sales, as well as reduced bad debt charges. We expect sales and marketing expenses to increase in absolute dollars in future periods and to fluctuate as a percentage of total revenue from period to period based on our recent acquisition of Tower Technology, the timing of new product releases and entry into new market areas, investment in marketing efforts and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses decreased 26% in 2003 and 29% in 2002. The decrease in absolute dollars in each period relates primarily to our restructuring efforts via reduced headcount and other cost-saving measures. In 2002, the increase as a percentage of revenue resulted from a decrease in total revenue. We expect general and administrative expenses in future periods to increase in absolute dollars and to fluctuate as a percentage of total revenue from period to period based on our recent acquisition of Tower Technology, regulatory requirements, legal proceedings and fees paid to outside professional service providers.

Purchased in-process research and development, acquisition-related and other charges. During the three years ended December 31, 2003, we acquired a series of complementary businesses. The following table summarizes costs related to our business combinations (in thousands):

	Year Ended December 31,
	2001	2002	2003
Purchased in-process research and development	$—	$800	$1,100
Cross-training, product integration and other	94	404	490
Severance and other employee-related costs	—	—	136
Contingent compensation	1,825	582	2,532

	$1,919	$1,786	$4,258

Included in the acquired net assets of Epicentric, Inc. and Intraspect Software, Inc. was purchased in-process research and development (“IPR&D”) efforts that we intended to substantially rework before integrating into our products (in thousands):

Acquired Company	Acquired IPR&D - Project Description	Estimated Fair Value	Current Status at December 31, 2002
Epicentric, Inc. (2002) portal software applications	Foundation Server – Allows rapid construction and delivery of interactive business portals	$800	Application from this project has been fully integrated into our product

Intraspect Software, Inc. (2003)	Intraspect 5.6.2 – Collaboration solution that will simplify the integration between Vignette Portal and Vignette Business Collaboration server. Modifications include rebranding user interface and other fixes and changes to support other application servers and Web server combinations	$1,100	Application from this project is being reworked and is expected to be integrated into our product line

The amounts allocated to IPR&D were based on discounted cash flow models, as modified to conform to Securities and Exchange Commission guidelines. Specifically, these models employed cash flow projections for revenue based on the projected incremental increase in revenue that the acquired company expected to receive from the completed IPR&D. Such assumptions were based on management’s estimates and the growth potential of the market. Revenue for the projection periods assumed an annual compound growth rate of 17.2% and 5.0% for Epicentric, Inc., and Intraspect Software, Inc., respectively, and was adjusted to reflect the percentage of research and development determined to be complete as of the acquisition date. Cost of revenue, selling, general and administrative expense, and research and development expense were estimated as a percent of revenue based on each acquired company’s historical results and industry averages. The cost to complete the in-process products was removed from the research and development expense. These estimated operating expenses as well as capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The after-tax cash flow projections were discounted using a risk-adjusted rate of return, of 40% and 19%, respectively. Such discount rates were based on each acquired company’s weighted average cost of capital of 36% and 17%, respectively, as adjusted upwards for the additional risk related to the projects’ development and success.

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

Impairment of intangible assets. Impairment of intangible assets decreased 100% and 82% in 2003 and 2002, respectively. These fluctuations relate primarily to the impairment of goodwill in 2001 and 2002. There was no impairment charge related to goodwill or other intangible assets in 2003.

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

Business restructuring charges. In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002 and 2003, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals as of December 31, 2003 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	$36,558	$—	$6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	$12,525	—	$372	12,897

Less: current portion				5,509

Accrued restructuring costs, less current portion				$7,388

During 2003 we adjusted our existing restructuring accruals, resulting in net a restructuring gain of $14.7 million. A substantial portion of this income was primarily driven by non-recurring charges related to changes in real estate restructuring assumptions. Specifically, during the fourth quarter we reevaluated our office space portfolio and decided to vacate our Austin, Texas, headquarters to relocate to nearby office space that we had previously identified as restructuring space. This relocation resulted in a net benefit of approximately $14.0 million in the fourth quarter of 2003. We also increased our estimates regarding sublease income. In the first quarter of 2004, we moved out of our existing headquarters and relocated to our new one and, as such, we expect to record a restructuring charge of approximately $7.1 million in the first quarter of 2004.

Including the aforementioned $7.1 million charge, remaining cash expenditures resulting from the restructuring are estimated to be $20.0 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment is eight years. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change.

Facility lease commitments relate to lease obligations for excess office space that we have vacated as a result of the restructuring plan. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis. We continually assess our estimates of our real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments. Facility lease commitments relate to our departure from certain office space in Austin and Houston, Texas; Redwood City, Los Angeles and San Ramon, California; Boston, Waltham, Reading and Cambridge, Massachusetts; New York, New York; Maidenhead, United Kingdom; Paris, France; Hamburg, Germany; Madrid, Spain; Sydney and Melbourne, Australia; Bangalore and Guragon, India; Hong Kong, China; and Singapore. The maximum lease commitment of such vacated properties is eight years from December 31, 2003.

Asset impairments relate to the impairment of certain fixed assets, prepaid royalties and intangible assets. These fixed assets were impaired as a result of our decision to vacate certain office space and align its infrastructure with current and projected headcount.

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, we have severed approximately 1,525 employees during the past three years. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies. During 2003, we favorably resolved certain employee matters that related to our reduction in force. This resolution resulted in a $3.3 million decrease in the employee separation and other costs accrual.

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

Deferred stock compensation is amortized on an accelerated basis over the vesting periods of the applicable options and restricted share grants. Amortization of deferred stock compensation is attributable to the following cost categories (in thousands):

	Year Ended December 31,
	2001	2002	2003
Cost of revenue – services	$1,965	$170	$—
Research and development	2,446	441	324
Sales and marketing	3,066	416	69
General and administrative	1,257	369	714

	$8,734	$1,396	$1,107

Amortization of intangible assets. Intangible amortization expense decreased 88% and 97% in 2003 and 2002, respectively. In 2002, the decrease relates to our adoption of Statement 142. For goodwill and other indefinite-lived intangible assets, Statement 142 requires that ratable amortization be replaced with periodic review and analysis for possible impairment. An intangible asset with a definite life must continue to be amortized over its estimated useful life. The decrease in 2003 relates to a change in the estimated useful life of technologies purchased as part of the OnDisplay, Inc. acquisition. Due to changes in our product architecture and anticipated future product offerings, the estimated life of this acquired technology was reduced from four years to two years. Such technology was fully amortized at June 30, 2002.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, recognized investment gains and losses as well as foreign currency exchange gains and losses.

	Year Ended December 31,			2002 Compared to 2001	2003 Compared to 2002
	2001	2002	2003
Other income (expense), net	$(35,275)	$(517)	$5,068	99%	1,081%

Other income and expense improved in 2003 and 2002 primarily due to the impairment of certain long-term investments in 2002 and 2001, as partially offset by decreasing yields on lower cash and short-term investment balances. The impaired long-term investments generally consist of redeemable convertible preferred stock in privately-held technology companies as well as common stock in publicly-held technology companies. We periodically analyze our long-term investments for impairments that are considered other than temporary. As a result, we recognized impairment charges of $0, $6.5 million and $51.6 million in 2003, 2002 and 2001, respectively.

At December 31, 2003, our unrestricted, long-term investments totaled $2.2 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Year Ended December 31,			2002 Compared to 2001	2003 Compared to 2002
	2001	2002	2003
Provision for income taxes	$1,731	$1,319	$1,137	(24)%	(14)%

We have provided a full valuation allowance on our net deferred tax assets, which includes net operating loss, capital loss and research tax credit carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement 109”), involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets.

Quarterly Results

The table on pages F-33 to F-34 of the “Consolidated Financial Statements” section sets forth certain unaudited consolidated statements of operations data, both in absolute dollars and as a percent of revenue, for each of the last consecutive eight quarters.

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

Our operating results have varied significantly from quarter to quarter in the past and we expect our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

•	demand for our products and services;

•	the timing of sales of our products and services;

•	the timing of customer orders and product implementations;

•	seasonal fluctuations in information technology purchasing;

•	unexpected delays in introducing new products and services;

•	increased expenses, whether related to sales and marketing, product development or administration;

•	changes in the rapidly evolving market for Web-based applications;

•	the mix of product license and services revenue, as well as the mix of products licensed;

•	the mix of services provided and whether services are provided by our own staff or third-party contractors;

•	the mix of domestic and international sales;

•	difficulties in collecting accounts receivable;

•	costs related to possible acquisitions of technology or businesses;

•	global events, including terrorist activities and military operations;

•	the general economic climate; and

•	changes to our licensing and pricing model.

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2003, we had federal net operating losses carried forward, research and development carryforwards and capital loss carryforwards of approximately $712.0 million and $11.3 million, and $25.4 million, respectively. The net operating loss, credit carryforwards and capital loss carryforwards will expire at various dates, between 2004 and 2024, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses, tax credits, and capital loss carryforwards in the event of an “ownership change” of a corporation. Net operating loss carryforwards of approximately $160.5 million and tax credit carryforwards of $2.9 million at December 31, 2003 were incurred by businesses we acquired and will be subject to annual limitation. These restrictions may severely limit the benefit of these tax attributes in future periods. In addition, the remaining net operating loss of $551.5 million and tax credit carryover $8.4 million may be subject to this limitation. These restrictions may severely limit the benefit of these tax attributes in future periods. As a result, substantial amounts of our net operating loss and credit carryforwards may expire prior to utilization.

We have provided a full valuation allowance on our net deferred tax assets, which include net operating losses carried forward, and research and development carryforwards, and capital loss carryforwards because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets.

As of December 31, 2003, the valuation allowance includes approximately $22.1 million related to the acquisition of Epicentric, Inc., and Intraspect Software, Inc. net deferred tax assets. The initial recognition of these acquired deferred tax asset items will first reduce goodwill, then other non-current intangible assets of the acquired entity. Approximately $145.2 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, substantially all of which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to compensation expense.

Liquidity and Capital Resources

The following table presents selected financial statistics and information at December 31, unless otherwise noted (dollars in thousands):

	2001	2002	2003
Cash and cash equivalents	$348,916	$216,076	$171,939
Short-term investments	$42,716	$91,678	$67,574
Working capital	$311,921	$214,625	$205,749
Current ratio	3.6:1	2.7:1	3.9:1
Days of sales outstanding – for the quarter ended	61	65	70

At December 31, 2003, we had $239.5 million in cash, cash equivalents and short-term investments and no debt. We invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale.

Net cash used in operating activities was $43.4 million, $76.2 million and $43.4 million in 2003, 2002 and 2001, respectively. The decrease in operating cash outflows in 2003 was due primarily to decrease in net losses, excluding non-cash and restructuring charges, and changes in working capital. The increase in operating cash outflows in 2002 was due primarily to increases in our net losses, excluding non-cash and restructuring charges, and changes in working capital.

Net cash used in investing activities was $6.5 million, $64.3 million and $51.6 million in 2003, 2002 and 2001, respectively. The decrease in cash use in 2003 was due primarily to the maturity of our investments in short-term marketable securities, partially offset by purchase consideration for our acquisitions of Epicentric, Inc. and Intraspect Software, Inc. In 2002, the increase in cash use was due primarily to our increased investment in short-term marketable securities and the purchase of Epicentric, Inc., partially offset by decreased capital expenditures. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in short-term securities to maximize investment yields while preserving cash flow for operational purposes, and acquisition of intellectual property or complementary businesses to expand our market.

Net cash provided by financing activities was $3.0 million, $5.3 million and $11.8 million in 2003, 2002 and 2001, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of employee stock purchase plan shares. Also included in our financing activities during 2002 and 2001 were payments for the repurchase of 0.2 million and 1.4 million shares of our common stock, totaling $0.2 million and $5.5 million, respectively.

Our long-term investments are classified as available-for-sale and generally consist of common stock in publicly-held technology companies, limited partnership interests in a technology incubator, and cash collateral pledged for certain lease obligations. At December 31, 2003 and 2002, long-term investments totaled $12.4 million and $13.7 million, respectively. The decrease relates primarily to the maturity of certain investments. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At December 31, 2003 and 2002, we had pledged $10.2 million and $11.7 million, respectively, as cash collateral for certain of our lease obligations. These investments will remain restricted to the extent that the security requirements exist.

We expect our existing cash, cash equivalents and short-term investment balances will decline in the near future. We expect to fund our operations, capital expenditures and investments from a combination of available cash and short-term investment balances and, to a lesser extent, internally generated funds. During the quarter ended March 31, 2004, we paid approximately $45.0 million in cash to purchase Tower Technology. In addition to the cash consideration, we issued approximately 29.8 million shares of our common stock. We believe that our existing balances will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months. We may require additional funds for other purposes and may seek to raise such additional funds through public and private equity financings or from other sources. However, there can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

Future minimum payments as of December 31, 2003 under our lease obligations, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income	Capital Leases
2004	$15,711	$2,431	$68
2005	13,245	2,083	11
2006	6,963	1,006	—
2007	4,197	712	—
2008	3,476	678	—
Thereafter	7,645	793	—

Total minimum lease payments	$51,237	—	79

Total minimum sublease rentals		$7,703	—

Amounts representing interest			(2)

Present value of net minimum lease payments (including current portion of $68)			$77

We do not have any significant contractual obligations other than those leases disclosed above.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“Interpretation 46”), Consolidation of Variable Interest Entities. Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of Interpretation 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of Interpretation 46 did not have a material impact on our consolidated financial statements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. We adopted SFAS No. 150 on June 1, 2003. The adoption of Statement 150 did not have a material impact on our consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB 104”). SAB 104 revises or rescinds portions of SAB 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material impact on our consolidated financial statements.

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

At December 31, 2003, our cash and cash equivalents consisted primarily of commercial paper. Our short-term investments will mature in less than one year from December 31, 2003 and were invested in corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. These securities are classified as available-for-sale and are recorded at their estimated fair value.

Long-term investments. We invest in emerging technology companies considered strategic to our software business. At December 31, 2003, long-term investments consisted of common stock held in publicly-traded technology companies and a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. Our investments in redeemable convertible preferred stock in privately-held technology companies were fully impaired as of June 30, 2002. Fair values were based on quoted market prices where available. If quoted market prices were not available, we use a composite of quoted market prices of companies that are comparable in size and industry classification to our portfolio. We classify our long-term investments as available-for-sale and have recorded a cumulative net unrealized loss of $0.01 million and a net unrealized gain of $0.1 million related to these securities at December 31, 2003 and 2002, respectively.

In addition to strategic investments, we held $10.2 million and $11.7 million in restricted investments at December 31, 2003 and 2002, respectively. At December 31, 2003, restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. All restricted investments mature in 2004 and the average yield of these investments is approximately 1.34%.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures Our Management, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported in a timely manner.

Changes in internal control over financial reporting There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the information under the sections entitled “Proposal No. 1- Election of Directors,” “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 21, 2004. We anticipate filing the Proxy Statement within 120 days of the end of our fiscal year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Share Ownership of Certain Beneficial Owners and Management” of the Proxy Statement. The table presents the following information as of December 31, 2003: (i) aggregate number of securities to be issued under the stock plans upon exercise of outstanding options, warrants and other rights, (ii) the related weighted-average exercise price and (iii) the aggregate number of securities reserved for future issuance under such plans. The table does not include information with respect to shares subject to outstanding options assumed by the Company in business combinations. Note (5) to the table sets forth information for options assumed by the Company.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (i)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (ii)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [Excluding Securities Reflected in Column (i)] (iii)
Equity compensation plans approved by security holders (1)	17,864,308	(3)	$4.21	(3)	42,591,678	(4)
Equity compensation plans not approved by security holders (2)	22,688,546		$4.61		15,589,197

	40,552,854		$4.43		58,180,875

(1)	Consists of the following plans: 1995 Stock Option/Stock Issuance Plan, the 1999 Equity Incentive Plan, the 1999 Non-Employee Directors Plan and the Employee Stock Option Plan (“ESPP”). Each fiscal year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Equity Incentive Plan automatically increased by the lesser of (i) 5% of the total number of shares of the common stock then outstanding or (ii) 11,804,820 shares. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the number of shares under the ESPP automatically increased by the lesser of (i) 2% of the total number of shares of common stock then outstanding or (ii) 4,500,000 shares.

(2)	Consists of the 1999 Supplemental Stock Option Plan (the “1999 Supplemental Plan”) as well as inducement option grants for certain Company officers at the time of hire. As it relates to the 1999 Supplemental Plan, a total of 16,376,046 shares of the Company’s common stock were issuable upon exercise of outstanding options at December 31, 2003. The weighted average exercise price of those outstanding options was $5.03 per share. No options were granted and no shares were issued under the 1999 Supplemental Plan to any of the Company’s directors or executive officers. The material features of the 1999 Supplemental Plan are outlined in Note 5 to the Consolidated Financial Statements.

As it relates to inducement options granted to Company officers, such grants were issued pursuant to NASD Rule 4350(i). As of December 31, 2003, a total of 6,312,500 shares of the Company’s common stock were issuable upon exercise of such outstanding options. The weighted average exercise price of those outstanding options was $3.53 per share. In addition to the individual terms summarized in items (a) – (e) below, if there is a change in control of the Company and the respective officer’s employment is terminated within eighteen months of the change in control, then the remaining unvested options will become immediately exercisable.

(a) On December 9, 2002, the Company granted Michael K. Crosno, Executive Vice President – Worldwide Operations, 1,850,000 stock options at an exercise price of $1.37 per share. These options expire on December 9, 2010 and become exercisable as follows: 25% on December 2, 2003 and 6.25% quarterly thereafter. Also on December 9, 2002, the Company issued Mr. Crosno 500,000 shares of restricted stock, subject to the Company’s right to repurchase unvested shares. The restricted stock vests 50% on November 15, 2003 and 12.5% quarterly thereafter. Mr. Crosno resigned from the Company in December 2003. Under the terms of his employment agreement, the remaining unvested restricted stock became immediately vested upon termination of his employment with the Company. Since these restricted shares have been issued, they have been excluded from the table, above. Due to his resignation, Mr. Crosno’s stock options expired on March 4, 2004

(b) On July 21, 2002, the Company granted Jon O. Niess, Senior Vice President – Worldwide Sales and Operations, 1,000,000 stock options at an exercise price of $1.42 per share. These options expire on July 21, 2010 and become exercisable as follows: 25% on July 8, 2003 and 6.25% quarterly thereafter. As of December 31, 2003, 850,000 stock options under this grant remain outstanding.

(c) On February 22, 2002, the Company granted Jeanne K. Urich, Senior Vice President – Global Professional Services, 1,000,000 stock options at an exercise price of $2.82 per share. These options expire on February 22, 2010 and become exercisable as follows: 6.25% on May 22, 2002 and 6.25% quarterly thereafter. If Ms. Urich’s employment is terminated without cause, then the options remain exercisable for six months to the extent vested. As of December 31, 2003, 1,000,000 stock options under this grant remain outstanding.

(d) On April 6, 2001, the Company granted Thomas E. Hogan, President, Chief Executive Officer and Director, 3,450,000 stock options at an exercise price of $3.88. These options expire on April 6, 2009 and become exercisable as follows: 862,500 options become exercisable at a rate of 25% per quarter over one year beginning April 6, 2001; and 2,587,500 options become exercisable at a rate of 6.25% per quarter beginning April 6, 2001 If Mr. Hogan’s employment is terminated for any reason other than cause or if Mr. Hogan resigns under certain circumstances, then the options will vest as though Mr. Hogan completed one additional year of employment, but not more than 25% of the then unvested shares will vest. As of December 31, 2003, 3,450,000 stock options under this grant remain outstanding.

(e) On January 22, 2001, the Company granted Bryce M. Johnson, Senior Vice President, General Counsel and Secretary, 550,000 stock options at an exercise price of $7.75 per share. These options expire on January 22, 2009 and become exercisable as follows: 25% on January 22, 2002 and 6.25% quarterly thereafter. As of December 31, 2003, 550,000 stock options under this grant remain outstanding.

(3)	Excludes purchase rights accrued under the ESPP.

(4)	Includes shares available for future issuance under the ESPP. As of December 31, 2003, there were 13,891,547 shares available for future issuance under the ESPP.

(5)	Excludes information for options assumed by the Company in business combinations. As of December 31, 2003, a total of 260,985 shares of the Company’s common stock were issuable upon exercise of outstanding assumed options under the assumed plans. The related weighted average exercise price of those outstanding options was $20.99 per share. Upon assumption by the Company, no additional options may be granted under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information related to audit fees and services paid to Ernst & Young LLP appearing in the Proxy Statement, is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

The Company’s consolidated financial statements, listed on the Index to Consolidated Financial Statements, on page F-1.

(2)	Financial Statement Schedules.

Financial Statement Schedules have been omitted as the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto. See also Item 14(d) below.

(3)	Exhibits

Reference is made to Item 15(c) of this Annual Report on Form 10-K.

(b) Reports on Form 8-K.

(i)	Report on Form 8-K filed on October 23, 2003 (Item 5 and 7) referencing the press release dated October 23, 2003 announcing the financial results for the fiscal quarter ended September 30, 2003.

(ii)	Report on Form 8-K filed November 3, 2003 (Item 5 and 7), referencing the press release dated November 3, 2003 announcing the appointment of Mr. Joseph M. Grant to its Board of Directors.

(iii)	Report on Form 8-K filed December 11, 2003 (Item 5 and 7), referencing the press release dated December 11, 2003, announcing that the Company acquired all of the issued and outstanding shares of Intraspect Software, Inc.

(c) Exhibits

Exhibits submitted with this Annual Report on Form 10-K, as filed with the Securities and Exchange Commission and those incorporated by reference to other filings, are listed, below.

Exhibit Number	Description

2.1*	Agreement between Registrant and Diffusion, Inc. dated May 10, 1999.

2.2**	Agreement between Registrant and DataSage, Inc. dated January 7, 2000.

2.3****	Agreement and Plan of Merger, among Registrant, Wheels Acquisition Corp. and OnDisplay, Inc. dated May 21, 2000.

3.1†	Certificate of Incorporation of the Registrant.

3.2***	Amendment to Certificate of Incorporation of the Registrant.

3.3†	Bylaws of the Registrant.

3.4††††	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2. and 3.3

4.2†	Specimen common stock certificate.

4.3†	Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.

4.4††††	Rights Agreement dated April 25, 2002 between the Company and Mellon Investor Services, LLC.

10.1†	Form of Indemnification Agreements.

10.2†	1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.

10.3†	1999 Equity Incentive Plan.

10.4†††	Amended and Restated Employee Stock Purchase Plan.

10.5†	1999 Non-Employee Directors Option Plan.

10.6^	1999 Supplemental Stock Option Plan.

10.11†	“Prism” Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET, Inc.

10.12†	Letter Amendment to “Prism” Development and Marketing Agreement between the Registrant and CNET, Inc. dated August 15, 1998 and attachments thereto.

10.18††	Lease Agreement dated March 3, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.19††	First Amendment to Lease Agreement dated September 1, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.20††	Sublease dated September 26, 2000 among the Registrant, Aptis, Inc. and Billing Concepts Corp.

10.21^	Stock Option Agreement – Michael K. Crosno.

10.22^	Restricted Stock Agreement – Michael K. Crosno

10.23^	Stock Option Agreement – Jon. O. Niess.

10.24^	Stock Option Agreement – Jeanne K. Urich.

10.25^	Stock Option Agreement I – Thomas E. Hogan.

10.26^	Stock Option Agreement II – Thomas E. Hogan.

10.27^	Stock Option Agreement – Bryce M. Johnson.

21.1	Subsidiaries List.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-68345).

††	Incorporated by reference to the Company’s Form 10-K/A filed on March 30, 2001 (File No. 000-25375).

†††	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002 (File No. 000-25375).

††††	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375).

*	Incorporated by reference to the Company’s Form 8-K filed on July 15, 1999 (File No. 000-25375).

**	Incorporated by reference to the Company’s Form 8-K filed on February 29, 2000 (File No. 000-25375).

***	Incorporated by reference to the Company’s definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000.

****	Incorporated by reference to the Company’s Registration Statement on Form S-4, as amended (File No. 333-38478).

^	Incorporated by reference to the Company’s Form 10-K filed on March 28, 2003 (File No. 000-25375).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vignette Corporation (Registrant)

By:	/s/ THOMAS E. HOGAN

Thomas E. Hogan President and Chief Executive Officer

Dated: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS E. HOGAN Thomas E. Hogan	President, Chief Executive Officer and Director	March 12, 2004

/s/ CHARLES W. SANSBURY Charles W. Sansbury	Chief Financial Officer	March 12, 2004

/s/ MICHAEL D. LAMBERT Michael D. Lambert	Chairman of the Board of Directors	March 12, 2004

/s/ ROBERT E. DAVOLI Robert E. Davoli	Director	March 12, 2004

/s/ JOSEPH M. GRANT Joseph M. Grant	Director	March 12, 2004

/s/ JEFFREY S. HAWN Jeffrey S. Hawn	Director	March 12, 2004

/s/ JAN H. LINDELOW Jan H. Lindelow	Director	March 12, 2004

/s/ GREGORY A. PETERS Gregory A. Peters	Director	March 12, 2004

VIGNETTE CORPORATION

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Vignette Corporation

We have audited the accompanying consolidated balance sheets of Vignette Corporation (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vignette Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets upon the required adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ ERNST & YOUNG LLP

Austin, Texas

January 17, 2004

VIGNETTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$216,076	$171,939
Short-term investments	91,678	67,574
Accounts receivable, net of allowance of $7,726 and $3,344 as of December 31, 2002 and 2003, respectively	28,817	29,987
Prepaid expenses and other	4,044	6,425

Total current assets	340,615	275,925
Property and equipment:
Equipment	1,401	1,645
Computers and purchased software	41,840	42,965
Furniture and fixtures	2,792	2,884
Leasehold improvements	10,948	13,844

	56,981	61,338
Accumulated depreciation	(33,481)	(44,667)

	23,500	16,671
Investments	13,652	12,446
Goodwill	32,993	46,969
Other intangible assets, net of accumulated amortization and impairment charges of $36,463 and $42,344 as of December 31, 2002 and 2003, respectively	11,637	11,355
Other assets	2,215	2,750

Total assets	$424,612	$366,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,151	$2,205
Accrued employee liabilities	15,955	9,324
Accrued restructuring charges	19,759	5,509
Accrued exit and severance costs	5,027	2,660
Accrued acquisition consideration	13,854	258
Accrued other charges	19,901	10,739
Deferred revenue	41,644	34,164
Current portion of capital lease obligation	324	67
Other current liabilities	6,375	5,250

Total current liabilities	125,990	70,176
Accrued restructuring charges, less current portion	23,405	7,388
Accrued exit and severance costs, less current portion	6,662	5,893
Deferred revenue, less current portion	2,650	1,303
Capital lease obligation, less current portion	53	10

Total liabilities	158,760	84,770
Stockholders’ equity:
Common stock – $0.01 par value; 500,000,000 shares authorized; 251,842,374 and 260,053,388 shares issued and outstanding as of December 31, 2002 and 2003, respectively (net of treasury shares of 2,387,843 and 1,779,157 as of December 31, 2002 and 2003, respectively)	2,518	2,601
Additional paid-in capital	2,657,014	2,671,792
Notes receivable for purchase of common stock	(32)	—
Deferred stock compensation	(1,367)	(1,260)
Accumulated other comprehensive income	170	697
Accumulated deficit	(2,392,451)	(2,392,484)

Total stockholders’ equity	265,852	281,346

Total liabilities and stockholders’ equity	$424,612	$366,116

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003
Revenue:
Product license	$154,381	$62,418	$60,986
Services	142,369	92,720	97,328

Total revenue	296,750	155,138	158,314
Cost of revenue:
Product license	5,243	2,388	2,844
Amortization of acquired technology	—	267	3,450
Services (1)	78,299	43,674	39,531

Total cost of revenue	83,542	46,329	45,825

Gross profit	213,208	108,809	112,489
Operating expenses:
Research and development (1)	64,850	51,334	39,923
Sales and marketing (1)	178,282	84,775	68,160
General and administrative (1)	29,907	21,344	15,727
Purchased in-process research and development, acquisition-related and other charges	1,919	1,786	4,258
Impairment of intangible assets	799,169	147,269	—
Business restructuring charges (gain)	120,935	35,822	(14,687)
Amortization of deferred stock compensation	8,734	1,396	1,107
Amortization of intangible assets	500,045	16,060	1,965

Total operating expenses	1,703,841	359,786	116,453

Loss from operations	(1,490,633)	(250,977)	(3,964)
Other income (expense):
Interest income	17,173	7,100	3,747
Interest expense	(191)	(29)	(29)
Other	(52,257)	(7,588)	1,350

Total other income (expense), net	(35,275)	(517)	5,068

Income (loss) before income taxes	(1,525,908)	(251,494)	1,104
Provision for income taxes	(1,731)	(1,319)	(1,137)

Net loss	$(1,527,639)	$(252,813)	$(33)

Basic net loss per share	$(6.32)	$(1.01)	$(0.00)

Shares used in computing basic net loss per share	241,762	249,212	253,100

	Year Ended December 31,
	2001	2002	2003
(1) Excludes amortization of deferred stock compensation as follows:
Cost of revenue - services	$1,965	$170	$—
Research and development	2,446	441	324
Sales and marketing	3,066	416	69
General and administrative	1,257	369	714

	$8,734	$1,396	$1,107

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Notes Receivable for Purchase of Common Stock	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2000	237,765,075	$2,380	$2,642,494	$(900)	$(19,786)	$12,324	$(611,999)	$2,024,513
Issuance of common stock in purchase of businesses, for contingent purchase price	121,751	1	2,630	—	—	—	—	2,631
Issuance of common stock pursuant to employee stock purchase plan	2,182,189	22	9,806	—	—	—	—	9,828
Stock options exercised	6,953,197	70	7,581	—	—	—	—	7,651
Issuance of common stock pursuant to option exchange program	1,788,929	17	14,961	—	(14,978)	—	—	—
Issuance of common stock pursuant to business restructuring activities	122,552	1	1,961	—	—	—	—	1,962
Repurchase of unvested common stock	(1,052,968)	(10)	(313)	—	—	—	—	(323)
Repurchase of common stock	(1,400,000)	(14)	(5,436)	—	—	—	—	(5,450)
Payments on notes receivable for purchase of common stock	—	—	—	868	—	—	—	868
Deferred stock compensation related to stock options	—	—	623	—	(623)	—	—	—
Forfeiture of stock options	—	—	(25,600)	—	25,919	—	—	319
Amortization of deferred stock compensation	—	—	—	—	8,734	—	—	8,734
Other	3,207	(2)	(19)	—	—	—	—	(21)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,527,639)	(1,527,639)
Unrealized Investment losses	—	—	—	—	—	(10,846)	—	(10,846)
Foreign currency translation adjustment, cumulative translation loss of $(1,642) at December 31, 2001	—	—	—	—	—	(1,926)	—	(1,926)

Total comprehensive loss								(1,540,411)

Balance at December 31, 2001	246,483,932	2,465	2,648,688	(32)	(734)	(448)	(2,139,638)	510,301
Issuance of common stock pursuant to employee stock purchase plan	1,777,475	18	4,162	—	—	—	—	4,180
Stock options exercised	2,653,595	26	2,327	—	—	—	—	2,353
Issuance of common stock pursuant to business restructuring activities	111,046	1	94	—	—	—	—	95
Repurchase of unvested common stock	(49,416)	(1)	(175)	—	144	—	—	(32)
Repurchase of common stock	(232,500)	(2)	(246)	—	—	—	—	(248)
Deferred stock compensation related to stock option and restricted stock grants	1,080,992	11	2,234	—	(2,245)	—	—	—
Forfeiture of stock options	—	—	(86)	—	86	—	—	—
Amortization of deferred stock compensation	—	—	—	—	1,396	—	—	1,396
Other	17,250	—	16	—	(14)	—	—	2
Comprehensive loss:
Net loss	—	—	—	—	—	—	(252,813)	(252,813)
Unrealized Investment losses	—	—	—	—	—	(1,386)	—	(1,386)
Foreign currency translation adjustment, cumulative translation gain of $362 at December 31, 2002	—	—	—	—	—	2,004	—	2,004

Total comprehensive loss								(252,195)

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (Continued)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Notes Receivable for Purchase of Common Stock	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2002	251,842,374	$2,518	$2,657,014	$(32)	$(1,367)	$170	$(2,392,451)	$265,852
Issuance of common stock in purchase of business	4,172,565	42	10,590	—	—	—	—	10,632
Issuance of common stock pursuant to employee stock purchase plan	1,038,964	10	1,262	—	—	—	—	1,272
Stock options exercised	2,833,676	29	2,383	—	—	—	—	2,412
Repurchase of common stock	(176,758)	(1)	(422)	—	—	—	—	(423)
Deferred stock compensation related to stock option and restricted stock grants	431,034	4	1,026	—	(1,030)	—	—	—
Forfeiture of stock options	—	—	(30)	—	30	—	—	—
Amortization of deferred stock compensation	—	—	—	—	1,107	—	—	1,107
Other	(88,467)	(1)	(31)	32	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(33)	(33)
Unrealized Investment losses	—	—	—	—	—	166	—	(49)
Foreign currency translation adjustment, cumulative translation gain of $723 at December 31, 2003	—	—	—	—	—	361	—	576

Total comprehensive income								494

Balance at December 31, 2003	260,053,388	$2,601	$2,671,792	$—	$(1,260)	$697	$(2,392,484)	$281,346

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2001	2002	2003
Operating activities:
Net loss	$(1,527,639)	$(252,813)	$(33)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	21,065	18,672	14,626
Amortization	500,574	16,444	5,881
Impairment of intangible assets	799,169	147,269	—
Noncash compensation expense	8,734	1,396	1,107
Purchased in-process research and development, acquisition-related and other charges (noncash)	207	800	1,100
Noncash restructuring charges	35,015	9,229	—
Fixed asset impairments	—	792	—
Noncash investment impairments	51,563	6,496	75
Interest on restricted cash investments	(702)	(207)	—
Other noncash items	172	36	(542)
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	61,975	12,751	3,271
Prepaid expenses and other assets	4,352	578	(2,984)
Accounts payable	(8,482)	(7,107)	473
Accrued expenses	29,587	(20,720)	(52,245)
Deferred revenue	(16,605)	(9,914)	(12,912)
Other liabilities	(3,276)	128	(1,228)

Net cash used in operating activities	(44,291)	(76,170)	(43,411)
Investing activities:
Purchase of property and equipment	(20,686)	(5,007)	(7,408)
Purchase of businesses, net of cash acquired	—	(11,447)	(24,439)
Maturity of restricted investments	868	2,203	1,486
Purchase of marketable securities and short-term investments	(30,364)	(48,962)	—
Maturity of marketable securities and short-term investments	—	—	24,105
Purchase of equity securities	(555)	(1,178)	(334)
Other	(828)	105	114

Net cash used in investing activities	(51,565)	(64,286)	(6,476)
Financing activities:
Payments on long-term debt and capital lease obligations	(728)	(914)	(280)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	17,479	6,537	3,684
Payments for repurchase of unvested common stock	(323)	(32)	—
Purchase of Company common stock	(5,450)	(248)	(423)
Proceeds from repayment of stockholder notes receivable	868	—	—

Net cash provided by financing activities	11,846	5,343	2,981
Effect of exchange rate changes on cash and cash equivalents	(2,555)	2,273	2,769

Net decrease in cash and cash equivalents	(86,565)	(132,840)	(44,137)
Cash and cash equivalents at beginning of year	435,481	348,916	216,076

Cash and cash equivalents at end of year	$348,916	$216,076	$171,939

Supplemental disclosure of cash flow information:
Interest paid	$191	$29	$29

Income taxes paid	$—	$999	$911

Noncash activities:
Common stock issued and stock options exchanged to acquire businesses	$—	$—	$10,632

Common stock issued pursuant to business restructuring activities	$1,962	$95	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 1 — Business

Vignette Corporation, along with its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”), provides Web applications designed to help companies drive revenue growth, cost reductions, increased employee productivity and improved customer satisfaction. The Company’s portal, integration, content, analysis, process and collaboration technologies give organizations the capability to provide a simple, personalized experience anytime, anywhere; integrate systems and information from inside and outside the organization; and manage the lifecycle of enterprise information and collaborate by supporting ad-hoc and business process-based information sharing. Together, the Company’s products and expertise help companies to harness the power of their information and the Web to deliver measurable improvements in business efficiency.

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

NOTE 2 — Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accruals for facility lease commitments vacated as a result of both its business restructuring and business acquisitions. During the year ended December 31, 2003, the Company adjusted existing site consolidation accruals resulting in (i) business a restructuring gain of $14.7 million and (ii) a $2.0 million decrease in goodwill. It is reasonably possible that such sublease assumptions could change further in the near term, requiring adjustments to future income and goodwill.

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

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements as revised by SAB 104.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Accounts receivable

Accounts receivable are recorded at cost. Management periodically evaluates the allowance for accounts receivables.

Cash, cash equivalents and short-term investments

The Company considers all highly liquid investment securities with an original maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments consist of marketable securities, excluding cash-equivalents, that have remaining maturities of less than one year from the respective balance sheet date. Investment securities are classified as available-for-sale and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the years presented.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Short-term investments consist of the following at December 31, 2002 and 2003, respectively (in thousands):

	December 31, 2002			December 31, 2003
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$10,010	$4	$10,014	$23,583	$(1)	$23,582
Corporate bonds	23,009	29	23,038	—	—	—
Corporate notes	36,551	(11)	36,540	22,424	(9)	22,415
Medium term notes	22,056	30	22,086	21,580	(3)	21,577

	$91,626	$52	$91,678	$67,587	$(13)	$67,574

Long-term investments

Long-term investments are classified as available-for-sale and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss). The Company holds a less than 20% interest in, and does not exert significant influence over, any of the respective equity investees. The Company therefore applies the cost method. Long-term investments consisted of the following (in thousands):

	December 31,
	2002	2003
Restricted investments (cost approximates fair value)	$11,697	$10,229
Equity investments:
Common stock	537	465
Limited partnership interest	1,418	1,752

	$13,652	$12,446

Fair values are based on quoted market prices where available. If quoted market prices are not available, management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments.

The Company held restricted investments in the form of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions that reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized impairment charges of $51.6, $6.5 million and $0.0 million for the years ended December 31, 2001, 2002 and 2003, respectively. Such impairments are recorded in “Other income (expense)” on the Consolidated Statements of Operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of short-term investments, trade accounts receivable and restricted investments. The Company’s short-term investments and restricted investments are placed with high credit quality financial institutions and issuers.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Balance at Beginning of Period	Charged to Expense, net of Recoveries	Adjustments from Business Combinations	Deduction of Uncollectible Accounts	Balance at End of Period
Year ended December 31, 2001	$9,643	$17,899	$—	$(18,207)	$9,335
Year ended December 31, 2002	9,335	(652)	1,556	(2,513)	7,726
Year ended December 31, 2003	7,726	237	(1,384)	(3,235)	3,344

No customers accounted for more than 10% of the Company’s total revenue during the years ended December 31, 2001, 2002 or 2003.

Financial instruments

The reported amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivables, accounts payable and accrued liabilities, approximate fair value. The Company has minimal use of derivative financial instruments. No significant derivative financial instruments were outstanding at December 31, 2002 or 2003.

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

Goodwill and other intangible assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. Effective January 1, 2002, workforce no longer meets the definition of a separately-identified intangible asset under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. As such, the Company reclassified acquired workforce of $2.4 million, net of accumulated amortization and impairment charges, to goodwill. Also effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard 142, Goodwill and Other Intangible Assets (“Statement 142”), and no longer amortizes its goodwill or trademark. In accordance with Statement 142, the Company periodically assesses its intangible assets, including goodwill, for indications of impairment. As a result of these assessments, the Company recorded an aggregate impairment charge of $147.3 million and $0.0 million to reduce goodwill and its acquired trademark to their estimated fair value during 2002 and 2003 respectively. Such charge is recorded in the “Impairment of intangible assets” on the Consolidated Statements of Operations.

Other intangible assets, including amounts allocated to acquired technology, non-compete contracts and customer relationships, are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to three years. Amortization is included in “Amortization of intangibles” in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life. In 2002, the estimated useful

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

life of technology acquired from OnDisplay, Inc. (“OnDisplay”) was reduced from four years to two years. Such revision resulted from changes in the Company’s product architecture and anticipated future product offerings.

Research and development

The Company capitalizes costs related to certain software development activities in accordance with Statement of Financial Accounting Standards 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“Statement 86”). Capitalization commences when technological feasibility has been established and ceases when the product is available for general release to customers. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. To date, the time between achieving technological feasibility and the general availability of software has been short and internal costs qualifying for capitalization have been insignificant.

Software development costs capitalized in accordance with Statement 86 totaled $0.7 million, $0.7 million and $0.0 in 2001, 2002 and 2003, respectively. These capitalized costs relate to software developed by third-parties that were not acquired in a business combination. They are amortized using the straight-line method over the estimated useful life, generally 18 months. Amortization expense was $0.7 million, $0.1 million and $0.5 million for the years ended 2001, 2002 and 2003, respectively and is included in “Cost of revenue – license” on the Consolidated Statements of Operations. In connection with its restructuring plan implemented during 2001, the Company decided to no longer sell or support certain of its software products, resulting in an impairment of $1.9 million of previously capitalized software.

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

Foreign currency

The functional currency of the Company’s foreign subsidiaries is the respective local currency. Assets and liabilities of these foreign subsidiaries are translated to U.S. Dollars at year-end exchange rates. Income statement items are translated to U.S. dollars at average exchange rates prevailing during the period. Accumulated net translation adjustments are recorded in “Accumulated other comprehensive income,” a separate component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in “Other income (expense)” in the Consolidated Statements of Operations. Gains and losses from foreign currency denominated transactions amounted to a $0.9 million gain, a $0.2 million loss, and a $0.9 million gain for the years ended December 31, 2001, 2002 and 2003, respectively.

Stock-based compensation

At December 31, 2003, the Company has five stock-based compensation plans, which are described more fully in Note 5. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options or its stock to its employees and Board of Directors at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation costs are recorded. In the event that options are granted or restricted shares are issued at an exercise price that is less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the respective option or restricted stock.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred stock compensation is amortized on an accelerated basis over the respective vesting periods of the underlying options or restricted stock, and is recorded as “Amortization of deferred stock compensation” in the Consolidated Statements of Operations.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31,
	2001	2002	2003
Net loss:
Reported net loss	$(1,527,639)	$(252,813)	$(33)
Add: Total stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	8,734	1,396	1,107
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(98,017)	(99,070)	(44,265)

Pro forma net loss	$(1,616,922)	$(350,487)	$(43,191)

Basic net loss per share :
Reported net loss per share	$(6.32)	$(1.01)	$(0.00)

Pro-forma net loss per share	$(6.69)	$(1.41)	$(0.17)

Equity instruments issued to non-employees are accounted for in accordance with Statement 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

Comprehensive income (loss)

Comprehensive income (loss) includes net loss and other comprehensive income (loss) and is presented in the Consolidated Statements of Changes in Stockholders’ Equity. SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting comprehensive income and its components in the financial statements. Accumulated other comprehensive income is displayed as a separate component of stockholders’ equity in the Company’s Consolidated Balance Sheet and consisted of the following (in thousands):

	December 31,
	2002	2003
Foreign currency translation	$362	$723
Unrealized gain (loss) on available-for-sale investments:
Cash equivalents	(250)	1
Short-term investments	52	(13)
Long-term investments	6	(14)

	$170	$697

Product warranties

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically, such costs have not been material.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising costs

Advertising costs are expensed as incurred. These expenses were approximately $1.0 million, $1.1 and $0 for the years ended December 31, 2001, 2002 and 2003, respectively.

Income taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net loss per share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. Pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share, diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive. The Company had outstanding common stock options of 47,148,500, 46,041,561 and 40,813,839 at December 31, 2001, 2002 and 2003, respectively. Such outstanding common stock options have been excluded from the calculation of diluted net loss per share as the effect of their exercise would be antidilutive.

The following table presents the calculation of basic net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2001	2002	2003
Net loss	$(1,527,639)	$(252,813)	$(33)

Basic:
Weighted-average common shares outstanding	242,572	249,284	263,964
Weighted-average common shares subject to repurchase or forfeiture	(810)	(72)	(864)

Weighted-average common shares used in computing basic and diluted net loss per share	241,762	249,212	253,100

Basic net loss per share	$(6.32)	$(1.01)	$(0.00)

Segments

The Company applies Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and considers its business activities to constitute a single segment.

Employee 401(k) plan

In 1997, the Company established a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The Company made no contributions in the years ended December 31, 2001, 2002, and 2003.

Through its recent business combinations, the Company has assumed the 401(k) Plans of both Epicentric Inc and Intraspect Software, Inc Both plans are voluntary defined contribution retirement plans qualifying under Section 401(k) of the Internal Revenue Code of 1986. Under the terms of the assumed Plans, the Company may match employee contributions; however, no such contributions have been made by the Company to date.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“Interpretation 46”), Consolidation of Variable Interest Entities. Interpretation 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of Interpretation 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of Interpretation 46 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of Statement 150 did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 — Business Combinations and Acquired In-Process Research and Development

Acquisition of Intraspect

On December 10, 2003, the Company acquired all issued and outstanding shares of Intraspect Software, Inc. (“Intraspect”) in exchange for $10 million in cash and approximately 4.2 million shares of Vignette common stock. Intraspect provided business collaboration solutions. The total purchase price, including $0.5 million in transaction costs related to banking, legal and accounting activities, was $20.4 million. By adding collaboration capabilities to its existing and future product suites, the Company has the ability to deliver a unified content management, portal and collaboration solution that incorporates business process and delivers advanced capabilities to harness the power of their information and the Web to deliver measurable improvements in business efficiency. The results of Intraspect’s operations have been included with those of the Company for the period subsequent to the acquisition date.

In accordance with SFAS 141 Business Combinations, the total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of $16.0 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for income tax purposes.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following unaudited condensed consolidated balance sheet data presents the fair value of the assets acquired and liabilities assumed. Such balance sheet information includes accruals related to employee severance, relocation and exit costs, as estimated on the date of acquisition (in thousands):

Cash and cash equivalents		$1,822
Accounts receivable		1,631
Prepaid expenses and other current assets		355
Property and equipment		316
Other assets		17
Intangible assets subject to amortization (two year weighted-average useful life):
Technology (two year useful life)	4,500
Customer relationships (three year useful life)	1,100
In-process research and development	1,100

Total intangible assets		6,700
Goodwill		15,958

Total assets acquired		26,799
Accounts payable		(1)
Accrued exit costs		(2,250)
Accrued severance and relocation		(543)
Accrued other expenses		(1,017)
Deferred revenue		(2,606)

Total liabilities assumed		(6,417)

Net assets acquired		$20,382

Accrued exit costs of $2.3 million relate to lease obligations for excess office space that the Company has vacated or intends to vacate under the approved facilities exit plan. The total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences would result in adjustments to the purchase price allocation and, ultimately, the amount allocated to goodwill. The impacted site is office space located in Brisbane, California and has a lease commitment that expires in September 2006.

Accrued severance and relocation costs of $0.5 million relate to severance, payroll taxes, outplacement and relocation benefits for certain Intraspect employees impacted by the approved plan of termination and relocation. Approximately 10 employees were severed in the sales, marketing, professional services, engineering and general and administrative departments.

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands).

	Exit Costs	Severance and relocation	Total
Initial accrual at December 10, 2003	$2,250	$543	$2,793
Adjustment to accrual	—	(30)	(30)
Cash activity	(67)	(507)	(574)

Balance at December 31, 2003	$2,183	$6	2,189

Less: current portion			836

Long term exit costs and severance and relocation			$1,353

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company estimates that the severance and relocation costs will be substantially paid within six months of December 31, 2003.

Acquisition of Epicentric

On December 3, 2002, the Company acquired all issued and outstanding shares of Epicentric, Inc. (“Epicentric”) for $29.1 million in cash, including $3.1 million in transaction costs related to banking, legal and accounting activities. Epicentric provided business portal solutions. By adding advanced portal and delivery management capabilities to its existing and future product suites, the Company has the capability to deliver real-time enterprise Web applications. The results of Epicentric’s operations have been included with those of the Company for the period subsequent to the acquisition date.

In accordance with SFAS 141, Business Combinations, the total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of $33.0 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for income tax purposes. The following unaudited condensed consolidated balance sheet data presents the fair value of the assets acquired and liabilities assumed.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and Relocation	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689
Cash activity	—	—	—

Balance at December 31, 2002	$9,794	$1,895	$11,689
Adjustment to accrual	190	—	190
Cash activity	(3,692)	(1,823)	(5,515)

Balance at December 31, 2003	$6,292	$72	$6,364

Less: current portion			1,824

Long term exit costs and severance and relocation			$4,540

The Company estimates that the severance and relocation costs will be substantially paid within six months of December 31, 2003.

The following table summarizes costs related to our business combinations (in thousands):

	Year Ended December 31,
	2001	2002	2003
Purchased in-process research and development	$—	$800	$1,100
Cross-training, product integration and other	94	404	490
Severance and other employee-related costs	—	—	136
Contingent compensation	1,825	582	2,532

	$1,919	$1,786	$4,258

In-process research and development (“IPR&D”)

The amounts allocated to IPR&D were based on discounted cash flow models, as modified to conform to Securities and Exchange Commission guidelines. Specifically, this model employed cash flow projections for revenue based on the projected incremental increase in revenue that the acquired company expected to receive from the completed IPR&D based on management’s estimates and the growth potential of the market. Revenue for these five-year projection periods assumed an annual compound growth rate of 17.2% and 5.0% for Epicentric and Intraspect, respectively, and was adjusted to reflect the percentage of research and development determined to be complete as of the acquisition date. Cost of revenue, selling, general and administrative expense, and research and development expense were estimated as a percent of revenue based on each acquired company’s historical results and industry averages. The cost to complete the in-process products was removed from the research and development expense. These estimated operating expenses as well as capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The after-tax cash flow projections were discounted using a risk-adjusted rate of return of 40% and 19%, respectively. Such discount rates were based on each acquired company’s weighted average cost of capital of 36%, and 17%, respectively, as adjusted upwards for the additional risk related to the projects’ development and success. The Company used external valuation companies to

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

value the IPR&D using the above assumptions. The resulting IPR&D was expensed at the time of purchase because technological feasibility had not been established and no alternative future uses existed.

Acquisition-related and other charges

As part of the Epicentric acquisition, contingent compensation in the form of cash totaling $0.6 million and $2.5 million was recorded in 2002 and 2003, respectively. The Company expects to incur no additional contingent compensation expense for Epicentric employees. No contingent expense compensation charges were incurred or expected in conjunction with the Intraspect acquisition. Because contingent consideration is based on defined future employment requirements, it is compensatory in nature and is not included in the total purchase price, but, instead, is expensed as future employment requirements are satisfied. As part of the Engine 5 acquisition in 2000, contingent compensation in the form of cash and stock totaling $1.8 million, $0, and $0 was recorded in 2001, 2002, and 2003, respectively.

Pro forma results of operations

The following presents the unaudited pro forma combined results of operations of the Company with Intraspect for the years ended December 31, 2002 and 2003, after giving effect to certain pro forma adjustments. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2002 or of future results of operations of the consolidated entities (in thousands, except for per share data):

	Year ended December 31,
	2002	2003
Revenue	$201,387	$166,534
Loss from operations	(297,439)	(16,574)
Net loss	(307,147)	(13,650)
Basic loss per share	$(1.21)	$(0.05)

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

	Year ended December 31,
	2001	2002
Revenue	$323,763	$189,218
Loss from operations	(1,537,954)	(272,737)
Net loss	(1,582,304)	(276,284)
Basic loss per share	$(6.54)	$(1.11)

The pro forma amounts reflected above exclude one-time acquisition charges, including in-process research and development charges of $1.1 million and $0.8 million for the years ended December 31, 2003 and 2002, respectively.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As required by Statement 142, prior period results are not restated; however, the following presents the Company’s reported net loss and loss per share, as adjusted for the exclusion of goodwill, workforce and trademark amortization (in thousands, except per share information):

	Year ended December 31,
	2001	2002	2003
Net loss:
As reported	$(1,527,639)	$(252,813)	$(33)
Add: amortization expense - goodwill, acquired workforce and trademark	490,339	—	—

Adjusted net loss	$(1,037,300)	$(252,813)	$(33)

Basic net loss per common share:
As reported	$(6.32)	$(1.01)	$(0.00)
Add: amortization expense - goodwill, acquired workforce and trademark	2.03	—	—

Adjusted net loss per share – basic	$(4.29)	$(1.01)	$(0.00)

Intangible assets with indefinite lives

The changes in the carrying amount of intangible assets with indefinite lives, net of accumulated amortization and impairment charges, for the year ended December 31, 2003, are as follows (in thousands):

	Goodwill	Trademark
Balance at December 31, 2001	$144,420	$301
Reclassification of acquiree workforce, net of accumulated amortization and impairment	2,409	—
Purchase price adjustments	139	—
Impairment	(146,968)	(301)
Acquisition	32,993	—

Balance at December 31, 2002	$32,993	—
Purchase price adjustments	(1,982)	—
Impairment	—	—
Acquisition	15,958	—

Balance at December 31, 2003	$46,969	—

Workforce no longer meets the definition of a separately-identified intangible asset under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. As such, the Company reclassified acquired workforce of $2.4 million to goodwill in 2002.

Goodwill from acquisition in 2003 pertains to the Intraspect business combination completed in December 2003. Goodwill from acquisition in 2002 pertains to the Epicentric business combination completed in December 2002.

Purchase price adjustments in 2003 are primarily attributable to successful collection of doubtful accounts receivable inherited from Epicentric.

Due to changes in product offerings in 2002, the Company impaired the carrying value of the DataSage trademark. These changes altered the packaging and marketing of certain technology, rendering the related trademark obsolete. An impairment charge of $0.3 was recorded in 2002 as an “Impairment of intangible assets,” a component of operating expenses on the Consolidated Statements of Operations.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill impairment tests

In accordance with Financial Accounting Standards Statement 142 (“Statement 142”), the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the enterprise level as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by Statement 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. Using data as of October 1, 2003, the Company passed the first step. The Company also reviewed other factors to determine the likelihood of impairment. Based on these findings, the remaining net goodwill balance of $47.0 million is not considered impaired at December 31, 2003.

The Company completed its 2002 annual assessment of goodwill as outlined by Statement 142, and recorded a $147.0 million non-cash impairment charge. The impairment was recorded in light of sustained negative industry and economic trends impacting current operations, the significant decline in the Company’s stock price for a sustained period of time and the Company’s market capitalization relative to its net book value. The impaired goodwill was originally recorded in connection with the Company’s four business combinations effected during fiscal 1999 and 2000. Such acquisitions were completed during a period when stock valuations for software companies were generally at much higher levels.

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

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Year ended December 31,
	2003			2002
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Intellectual property purchases:
Capitalized research and development	$700	$(583)	$117	$700	$(116)	$584
Business combinations:
Technology	47,000	(39,818)	7,182	42,500	(36,200)	6,300
Non-compete contracts	800	(433)	367	800	(33)	767
Customer relationships	5,200	(1,511)	3,689	4,100	(114)	3,986
Balance at December 31, 2003	$53,700	$(42,345)	11,355	$48,100	$(36,463)	$11,637

The net carrying amount of intangible assets acquired in business combinations relates primarily to the Epicentric and Intraspect purchases, effective December 3, 2002 and December 11, 2003, respectively. The net carrying amount of the capitalized research and development intangible asset represents a small intellectual property purchase during 2002.

Total amortization expense for the years ended December 31, 2003, 2002 and 2001 was $5.4 million, $16.4 million, and $500.6 million, respectively. Of these amounts, $2.0 million, $16.1 million, and

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$500.0 million was recorded as “Amortization of intangible assets” in operating expenses, respectively, and the remaining $3.4 million, $0.3 million and $0.6 million, respectively, was recorded as a cost of revenue. Estimated annual amortization expense for fiscal years 2004, 2005 and 2006 is $7.0 million, $8.2 million and $2.9 million, respectively, and $0, thereafter.

NOTE 5 — Stockholders’ Equity

Preferred stock

As of December 31, 2003 and 2002, there were 30,000,000 shares authorized to be designated as preferred stock, none of which were outstanding at December 31, 2003 or 2002.

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

Common stock

The Company authorized the issuance of 500,000,000 shares of $0.01 par value common stock. A portion of the shares issued are restricted and are subject to forfeiture, until the respective vesting requirement is achieved, which is generally four years from grant or issuance. As of December 31, 2003, 768,534 shares were subject to forfeiture.

As of December 31, 2003, the Company reserved shares of its common stock for the following purposes:

Employee stock purchase plan	13,891,547
Stock options available for grant	43,804,328
Exercise of outstanding stock options	40,813,839

98,509,714

Stock plans

The Company has established five stock plans: (i) the 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”); (ii) the 1999 Equity Incentive Plan (the “1999 Plan”); (iii) the 1999 Supplemental Stock Option Plan (the “1999 Supplemental Plan”); (iv) the 1999 Non-Employee Directors Option Plan (the “Directors’

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Plan”) and (v) the Employee Stock Purchase Plan (the “ESPP”). Of these plans, the 1995 Plan, the 1999 Plan, the Directors’ Plan and the ESPP have been approved by the Company’s shareholders. The 1999 Supplemental Plan did not require approval by the Company’s shareholders.

Under the 1995 Plan, certain employees, members of the Board and independent advisors were granted options to purchase shares of the Company’s common stock and were issued shares of the Company’s common stock. Options are immediately exercisable. Upon certain events, the Company has repurchase rights for unvested shares equal to the original exercise price. At December 31, 2003, no shares were subject to repurchase. The Company also has the right of first refusal for any proposed disposition of shares issued under the 1995 Plan. The stock options and the related exercised stock will generally vest over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. Stock issuance may be for purchase or as a bonus for services rendered to the Company. Options outstanding at the time of the Company’s initial public offering were assumed under the Company’s 1999 Plan. Options may not be granted from the 1995 Plan subsequent to the Company’s initial public offering, therefore, no shares were available for future grant under the 1995 Plan at December 31, 2003. Options that expire under the 1995 Plan will be available for future grants under the 1999 Plan.

Under the 1999 Plan, employees, non-employee members of the Board and consultants may be granted options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options are exercisable in accordance with each stock option agreement. The term of each option is no more than ten years from the date of grant. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Plan automatically increased by the lesser of (i) 5% of the total number of shares of the common stock then outstanding or (ii) 11,804,820 shares. At December 31, 2003, there were 72,393,870 shares authorized for issuance, including shares assumed from the 1995 Plan, of which 27,066,631 were available for future grant.

Under the 1999 Supplemental Plan, employees, non-employee members of the Board and consultants may be granted non-qualified options to purchase shares of common stock. The term and vesting periods are equivalent to those under the 1999 Plan. At December 31, 2003, there were 33,000,000 shares authorized for issuance of which 15,595,197 were available for future grant.

Under the Directors’ Plan, non-employee members of the Board may be granted non-qualified options to purchase shares of common stock. Vesting occurs over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. At December 31, 2003, there were 1,500,000 shares authorized for issuance of which 1,142,500 were available for future grant.

In addition to the aforementioned plans, the Company assumed several plans through its business combinations. These assumed plans have not been approved by the Company’s shareholders; however, upon assumption, these plans terminated and no further options may be granted. Options previously granted under these plans that have not yet expired or otherwise become unexercisable continue to be administered under the governing plan, and any portions that expire or become unexercisable for any reason shall be cancelled and be unavailable for future issuance. The Company also grants options to certain of its officers upon their employment. Such options are issued as inducement grants pursuant to NASD Rule 4350(i).

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes stock option activity and related information through December 31, 2003 follows:

	Year Ended December 31,
	2001		2002		2003
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of period	63,594,736	$24.71	47,148,500	$7.80	46,041,561	$5.20
Granted	32,058,576	5.65	17,567,558	1.53	8,556,585	2.01
Exercised	(6,953,197)	1.10	(2,653,595)	0.89	(2,833,676)	0.85
Canceled	(41,551,615)	32.91	(16,020,902)	9.54	(10,950,631)	6.29

Outstanding at end of period	47,148,500	7.80	46,041,561	5.20	40,813,839	4.54

Options exercisable at period end	17,241,339	6.28	18,867,571	6.86	21,230,035	6.23

Options available for grant	31,219,648		40,043,563		43,804,328

The following table summarizes options outstanding and exercisable as of December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01 - $ 0.75	3,076,355	4.2	$0.18	3,076,343	$0.18
$ 0.76 - $ 1.50	12,674,479	6.1	1.06	4,354,158	1.07
$ 1.51 - $ 3.00	7,369,738	7.2	2.38	1,442,557	2.68
$ 3.01 - $ 5.00	7,260,961	5.4	3.90	4,540,651	3.89
$ 5.01 - $ 7.50	6,131,445	5.2	5.92	3,906,475	5.95
$ 7.51 - $15.00	2,607,496	3.7	10.33	2,355,395	10.60
$15.01 - $25.00	493,003	3.0	17.73	454,963	17.65
$25.01 - $99.00	1,200,362	4.6	44.67	1,099,493	44.77

	40,813,839	5.7	$4.54	21,230,035	$6.23

Under the ESPP, as amended, the Company has reserved 21,572,856 shares of common stock for issuance to participating employees. Under the terms of the ESPP, there are two, six-month offerings per year. Employees may direct the Company to withhold up to 15% of their salary to purchase the Company’s common stock. An employee may purchase a maximum of 2,000 shares per six-month offering period. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the number of shares under the ESPP automatically increased by the lesser of (i) 2% of the total number of shares of common stock then outstanding or (ii) 4,500,000 shares. As of December 31, 2003, 7,681,309 shares were issued under the ESPP. This plan has 13,891,547 shares available for future issuance.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair value disclosures

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method of Statement 123. Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2001	2002	2003	2003
Risk-free interest rate	3.8%	2.9%	2.0%	1.1%
Weighted-average expected life of the options (years)	3.0	2.5	2.5	0.5
Dividend rate	0.0%	0.0%	0.0%	0.0%
Assumed volatility	1.3	1.3	1.2	1.2
Weighted-average fair value of options granted
Exercise price equal to fair value of stock on date of grant	$4.29	$1.44	$1.49
Exercise price less than fair value of stock on date of grant	$—	$2.05	$—

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period and stock purchased under the ESPP is amortized over the six-month purchase period. The impact of the pro forma results that follow may not be representative of compensation expense in future years when the effect of the amortization of multiple awards may be reflected in the amounts. The Company’s pro forma information follows (in thousands, except per share data):

	Year ended December 31,
	2001	2002	2003
Pro forma stock-based compensation expense	$89,283	$97,674	$43,158
Pro forma net loss	$(1,616,922)	$(350,487)	$(43,191)
Pro forma basic net loss per share	$(6.69)	$(1.41)	$(0.17)

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

Also under the same option exchange program, the Company canceled approximately 19.2 million stock options previously granted to participating employees in exchange for approximately 7.7 million new options which were granted in August 2001. The exercise price of these new options was equal to the fair value of the Company’s common stock on the grant date. The program did not result in any additional compensation charges or variable plan accounting. The Company’s officers and Board of Directors were not eligible to participate in this program.

Deferred stock compensation

In 2001, 2002 and 2003, the Company recorded total deferred stock compensation of $15.6 million, $2.2 million and $1.0 million, respectively. In 2001, this amount related primarily to the restricted common stock issued pursuant to the employee option exchange program. In 2002, the amount related in part to the issuance of 1.1 million shares of restricted common stock to various employees. Additionally, 1.0 million

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

options were issued to employees participating in a voluntary salary exchange program. These options were granted at an exercise price that was less than the then fair value on the date of grant, $2.80 and $3.39, respectively. In 2003, the amount primarily related to restricted stock issued to our Chief Executive Officer in November 2003. These amounts are being amortized over the vesting periods of the applicable restricted shares and options, resulting in amortization expense of $1.4 million and $1.1 million for the years ended December 31, 2002 and 2003, respectively.

Share repurchase program

The Board of Directors has approved two stock repurchase programs. Each program was approved with an expiration date of six months after the effective date. In general, repurchases may be made in the open market, through block trades or otherwise and repurchased shares may be used for general corporate purposes, including issuance under the Company’s stock plans. During 2001, the Company repurchased 1.4 million shares of its common stock for an aggregate cost of $5.5 million. During 2002, the Company repurchased 0.2 million shares of its common stock for an aggregate cost of $0.2 million. All such repurchases were conducted through open market transactions. In 2003, the Company repurchased 0.2 million shares of its common stock for an aggregate cost of $0.4 million.

NOTE 6 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002 and 2003. Components of business restructuring charges and the remaining restructuring accruals as of December 31, 2003 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897

Less: current portion				(5,509)

Accrued restructuring costs, less current portion				$7,388

During 2003, the Company adjusted its existing restructuring accruals, resulting in net a restructuring gain of $14.7 million. A substantial portion of this income was the result of non-recurring charges related to changes in real estate restructuring assumptions. Specifically, during the fourth quarter the Company reevaluated its office space portfolio and decided to vacate its Austin, Texas headquarters and relocate to nearby office space that had previously been identified as restructuring space. This relocation resulted in a net benefit of approximately $14.0 million in the fourth quarter of 2003 based on the application of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(including Certain Costs Incurred in a Restructuring.)” In the first quarter of 2004, the Company moved out of its existing headquarters and relocated to the nearby office space that now serves as its headquarters. As such, the Company expects to record a restructuring charge of approximately $7.1 million in the first quarter of 2004 pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Including the aforementioned $7.1 million charge, remaining cash expenditures resulting from the restructuring are estimated to be $20.0 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment is eight years. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. Facility lease commitments relate to the Company’s departure from certain office space in Austin and Houston, Texas; Redwood City, Los Angeles and San Ramon, California; Boston, Waltham, Reading and Cambridge, Massachusetts; New York, New York; Maidenhead, United Kingdom; Paris, France; Hamburg, Germany; Madrid, Spain; Sydney and Melbourne, Australia; Bangalore and Guragon, India; Hong Kong, China; and Singapore. The maximum lease commitment of such vacated properties is eight years from December 31, 2003.

Asset impairments

Asset impairments relate to the impairment of certain fixed assets, prepaid royalties and intangible assets. These fixed assets were impaired as a result of the Company’s decision to vacate certain office space and align its infrastructure with current and projected headcount.

Employee separation and other costs

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, the Company severed approximately 1,525 employees. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies. During 2003, the Company favorably resolved certain employee matters that related to the Company-initiated reduction in force. This resolution resulted in a $3.3 million decrease in the employee separation and other costs accrual.

NOTE 7 — Lease Commitments

The Company has financed the acquisition of certain computers and equipment through capital lease transactions that are accounted for as financings. Included in property and equipment at December 31, 2002 and 2003 are the following assets held under capital leases (in thousands):

	December 31,
	2002	2003
Property and equipment	$401	$373
Less accumulated depreciation	(89)	(296)

	$312	$77

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company leases its office facilities and office equipment under various operating and capital lease agreements having expiration dates through 2011. Rent expense for the years ended December 31, 2001, 2002 and 2003 was $15.7 million, $6.9 million, and $5.7 million, respectively. At December 31, 2003, estimated future rents receivable from signed sublease agreements is $7.7 million through 2010. Future minimum payments as of December 31, 2003 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income	Capital Leases
2004	$15,711	$2,431	$68
2005	13,245	2,083	11
2006	6,963	1,006	—
2007	4,197	712	—
2008	3,476	678	—
Thereafter	7,645	793	—

Total minimum lease payments	$51,237	—	79

Total minimum sublease rentals		$7,703	—

Amounts representing interest			(2)

Present value of net minimum lease payments (including current portion of $68)			$77

NOTE 8 — Legal Matters

Securities class action

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company’s initial public offering of Vignette stock in February 1999 and the Company’s secondary public offering of Vignette stock in December 1999 – Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company’s initial and secondary public offerings to certain customers in exchange for excessive commissions. The complaint also asserts that the underwriters engaged in “tie-in arrangements” whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company’s initial public offering and the prospectus and registration statement for the Company’s secondary public offering. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements that set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. The Company cannot opine as to whether or when a settlement will occur or be finalized and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

Litigation and other claims

The Company is also subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 9 — Income Taxes

As of December 31, 2003, the Company had federal net operating loss, capital loss and research credit carryforwards of approximately $712.0 million, $25.4 million and 11.3 million, respectively. The net operating loss, capital loss and research credit carryforwards will expire in varying amounts, between 2004 and 2024, if not utilized.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss, capital loss and research credit carryforwards in the event of an “ownership change” of a corporation. At December 31, 2003 approximately $160.5 million of the net operating loss and $2.9 million of the research credit carryover were incurred by companies we acquired and will be subject to an annual limitation. In addition, the remaining net operating loss of $551.5 million, capital loss carryforward of $25.4 million and research credit carryover of $8.4 million may be subject to this limitation. These restrictions may severely limit the benefit of these tax attributes in future periods. As a result, substantial amounts of the Company’s net operating loss, capital loss and research credit carryforwards may expire prior to utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2002 and 2003 are as follows (in thousands):

	December 31,
	2002	2003
Deferred tax liabilities:
Intangible assets	$(4,459)	$(4,159)
Other	(632)	(943)

	(5,091)	(5,102)
Deferred tax assets:
Depreciable assets	4,434	4,913
Equity investments	21,485	12,008
Capitalized development costs	—	30,546
Deferred revenue	2,420	793
Tax carryforwards	279,542	284,292
Accrued liabilities and other	25,281	9,811

	333,162	342,363

Net deferred tax assets	328,071	337,261
Valuation allowance for net deferred tax assets	(328,071)	(337,261)

Net deferred taxes	$—	$—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. As of December 31, 2003, the valuation allowance includes approximately $22.1 million related to the acquisition of Epicentric and Intraspect net deferred tax assets. The initial recognition of these acquired

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

deferred tax asset items will first reduce goodwill, then other non-current intangible assets of the acquired entity. Approximately $145.2 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, substantially all of which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiaries were immaterial as of December 31, 2002 and 2003. Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

The Company’s provision for income taxes for 2001, 2002 and 2003 consists primarily of foreign income taxes and withholdings on income generated in foreign countries. The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year ended December 31,
	2001	2002	2003
Federal statutory rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	(0.4)	(1.1)	8.9
Non-deductible goodwill amortization	28.7	19.8	—
In-process research and development	—	0.1	33.9
Stock compensation	0.2	0.2	34.1
Foreign taxes at different rates	0.1	0.8	94.7
Change in valuation allowance	5.4	14.0	(212.5)
Non-deductible expenses & other	0.1	0.7	109.9

	0.1%	0.5%	103.0%

NOTE 10 — Related Party Transactions

The Company entered into loan agreements with certain of its employees. Receivables from employees totaled $0.9 million and $0.3 million at December 31, 2002 and 2003, respectively. The Company holds a Promissory Note from a non-officer employee. The principal sum of $0.3 million was used for personal purposes. The loan was due and payable on June 30, 2003. The loan is now in default and a letter agreement was signed on December 4, 2003 wherein the employee reaffirmed his intent to pay the amount in full as soon as possible. The loan is currently being repaid via the employee’s garnished wages, including bonuses. The loan note is secured by a first priority mortgage on such employee’s real estate and bears interest at 8% per annum, compounded quarterly. At both December 31, 2002 and 2003, the principal outstanding was $0.3 million, plus accrued interest to date. An employee receivable is reported as a current asset in the line item “Prepaid expenses and other” unless collection is expected to be outside of one year from the balance sheet date; in which case, it is reported in the line item “Other assets.” At both December 31, 2002 and 2003, $0 employee receivables were classified as other assets. At December 31, 2003 there were no other related party balances.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11 — Segments of Business and Geographic Area Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s operations by geographic area follows (in thousands):

	Year ended December 31,
	2001	2002	2003
Revenue:
Americas:
United States	$190,613	$104,863	$116,564
Other	1,330	2,411	2,257

Total Americas	191,943	107,274	118,821
Europe	93,797	41,977	35,278
Asia Pacific	11,010	5,887	4,215

Total	$296,750	$155,138	$158,314

		At December 31,
		2002	2003
Identifiable assets:
Americas:
United States		$392,808	$332,816
Other		2,491	3,340

Total Americas		395,299	336,156
Europe		26,291	25,578
Asia Pacific		3,022	4,382

Total		$424,612	$366,116

NOTE 12 — Subsequent Events

Acquisition of Tower Technology

On March 1, 2004 the Company acquired all issued and outstanding shares of Tower Technology Pty Limited, (“Tower Technology”), a privately held Australian company and leading provider of enterprise document and records management solutions in exchange for approximately $125 million consisting of cash and approximately 29.8 million shares of Vignette common stock. Because the date of acquisition was subsequent to December 31, 2003, the Company’s consolidated financial statements do not include Tower Technology’s financial position or results of operations. Prior to the merger, Tower Technology’s fiscal year ended on June 30. The following table summarizes certain financial data of Tower Technology (in thousands of dollars):

	Fiscal Year Ended June 30,
	2003 (Unaudited)	2002 (Unaudited)
Current Assets	$14,458	$14,793
Noncurrent assets	5,862	5,119
Current liabilities	10,460	16,032
Noncurrent liabilities	3,295	1,435
Gross revenue	39,552	36,481
Gross profit	20,724	18,753
Income from operations	885	(3,555)

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Offer to Exchange Certain Outstanding Options for New Options

On February 12, 2004 the Company offered eligible employees the right to exchange certain outstanding options for new ones. The decline in the market value of the Company’s shares since 2000 has caused the Company’s stock price to fall substantially below the strike price of many employee stock options granted in recent years. This voluntary exchange program was designed to retain the Company’s employees and provide them with a long-term incentive to maximize stockholder value. The offer period is expected to end on March 24, 2004. The exercise price of new options to be granted will depend on the closing price of the Company’s common stock on the grant date and the total number of options issued will range from 20% to 100% of the total options canceled based on a predetermined formula. The program has been organized to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable plan accounting.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental Financial Information (Unaudited)

The following tables set forth certain unaudited consolidated statements of operations data, both in absolute dollars and as a percentage of total revenue, for each of our last eight quarters. This data has been derived from unaudited condensed consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for a fair presentation of such information. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results for any future period.

	Three Months Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(in thousands, except share data and percentages)
Revenue:
Product license	$20,491	$12,610	$11,354	$17,963	$16,451	$14,950	$13,405	$16,180
Services	25,888	23,039	21,362	22,431	24,345	25,368	24,602	23,013

Total revenue	46,379	35,649	32,716	40,394	40,796	40,318	38,007	39,193
Cost of revenue:
Product license	826	486	394	682	553	527	886	878
Amortization of acquired technology	—	—	—	267	800	800	800	1,050
Services	13,082	10,945	9,701	9,946	10,465	9,943	9,558	9,565

Total cost of revenue	13,908	11,431	10,095	10,895	11,818	11,270	11,244	11,493

Gross profit	32,471	24,218	22,621	29,499	28,978	29,048	26,763	27,700
Operating expenses:
Research and development	13,949	12,951	11,757	12,677	12,109	10,559	8,783	8,472
Sales and marketing	28,989	18,787	16,681	20,318	18,228	16,292	16,607	17,033
General and administrative	6,627	5,234	5,107	4,376	4,801	3,643	4,104	3,179
Purchased in-process research and development, acquisition-related and other charges	—	—	—	1,786	1,143	1,128	—	1,987
Impairment of intangible assets	—	—	—	147,269	—	—	—	—
Business restructuring charges	13,808	—	18,064	3,950	(1)	(1,388)	(623)	(12,675)
Amortization of deferred stock Compensation	709	364	137	186	377	237	178	315
Amortization of intangible assets	7,633	7,612	334	481	609	442	442	472

Total operating expenses	71,715	44,948	52,080	191,043	37,266	30,913	29,491	18,783

Income (loss) from Operations	(39,244)	(20,730)	(29,459)	(161,544)	(8,288)	(1,865)	(2,728)	8,917
Other income (expense), net	1,687	1,051	(4,676)	1,421	1,035	1,276	1,085	1,672

Income (loss) before income taxes	(37,557)	(19,679)	(34,135)	(160,123)	(7,253)	(589)	(1,643)	10,589
Provision for income taxes	390	232	70	627	294	278	278	287

Net loss	$(37,947)	$(19,911)	$(34,205)	$(160,750)	$(7,547)	$(867)	$(1,921)	$10,302

Basic and diluted net income (loss) per share (1)	$(0.15)	$(0.08)	$(0.14)	$(0.64)	$(0.03)	$(0.00)	$(0.01)	$0.04

(1)	Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per common share information may not equal the annual loss per share.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
As a Percentage of Total Revenue:
Revenue:
Product license	44%	35%	35%	44%	40%	37%	35%	41%
Services	56	65	65	56	60	63	65	59

Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product license	2	1	1	2	1	1	2	2
Amortization of acquired technology	—	—	—	1	2	2	2	3
Services	28	31	30	24	26	25	25	24

Total cost of revenue	30	32	31	27	29	28	29	29

Gross profit	70	68	69	73	71	72	71	71
Operating expenses:
Research and development	30	36	36	31	30	26	23	22
Sales and marketing	63	53	51	50	45	40	44	43
General and administrative	14	15	16	11	12	9	11	8
Purchased in-process research and development, acquisition-related and other charges	—	—	—	4	3	3	0	5
Impairment of intangible assets	—	—	—	365	—	—	—	—
Business restructuring charges	30	—	54	10	—	(3)	(2)	(32)
Amortization of deferred stock compensation	2	1	1	1	1	1	—	1
Amortization of intangible assets	16	21	1	1	1	1	1	1

Total operating expenses	155	126	159	473	92	77	77	48

Income (loss) from operations	(85)	(58)	(90)	(400)	(20)	(5)	(6)	23
Other income (expense), net	4	3	(14)	4	3	3	3	4

Income (loss) before income taxes	(81)	(55)	(104)	(396)	(17)	(2)	(3)	27
Provision for income taxes	1	1	1	2	1	1	1	1

Net income (loss)	(82)%	(56)%	(105)%	(398)%	(18)%	(3)%	(4)%	26%