Form 10-Q
period 2004-03-31
VIGNETTE CORP
filed 2004-05-10
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

As of April 15, 2004, there were 288,719,337 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended March 31, 2004

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

in thousands

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$142,487	$171,939
Short-term investments	50,062	67,574
Accounts receivable, net	34,034	29,987
Prepaid expenses and other current assets	5,506	6,425

Total current assets	232,089	275,925

Property and equipment, net	13,689	16,671
Investments	11,914	12,446
Goodwill	128,943	46,969
Other intangibles, net	58,156	11,355
Other assets	2,602	2,750

Total assets	$447,393	$366,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$52,354	$30,695
Deferred revenue	39,433	34,164
Current portion of capital lease obligations	10	67
Other current liabilities	9,675	5,250

Total current liabilities	101,472	70,176

Deferred revenue, less current portion	1,575	1,303
Other long-term liabilities, less current portion	12,140	13,291

Total liabilities	115,187	84,770

Stockholders’ equity	332,206	281,346

Total liabilities and stockholders’ equity	$447,393	$366,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended March 31,
	2004	2003
Revenue:
Product license	$14,679	$16,451
Services	25,001	24,345

Total revenue	39,680	40,796

Cost of revenue:
Product license	1,121	553
Amortization of acquired technology	1,968	800
Services (1)	11,306	10,465

Total cost of revenue	14,395	11,818

Gross profit	25,285	28,978

Operating expenses:
Research and development (1)	10,149	12,109
Sales and marketing (1)	19,212	18,228
General and administrative (1)	4,795	4,801
Purchased in-process research and development, acquisition-related and other charges	5,923	1,142
Business restructuring charges	9,179	—
Amortization of deferred stock compensation	156	377
Amortization of intangible assets	815	609

Total operating expenses	50,229	37,266

Loss from operations	(24,944)	(8,288)
Other income, net	509	1,035

Loss before provision for income taxes	(24,435)	(7,253)
Provision for income taxes	(230)	(294)

Net loss	$(24,665)	$(7,547)

Basic net loss per common share	$(0.09)	$(0.03)

Shares used in computing basic net loss per common share	269,423	251,230

(1)	Excludes amortization of deferred stock compensation as follows:

	Three Months Ended March 31,
	2004	2003
Research and development	47	114
Sales and marketing	(48)	23
General and administrative	157	240

	$156	$377

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net loss	$(24,665)	$(7,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,683	4,134
Non-cash compensation expense	156	377
Amortization of intangible assets	2,900	1,526
Non-cash restructuring charges	2,331	—
Non-cash investment impairments	—	75
Purchased in-process research and development, acquisition-related and other charges	5,923	4
Changes in operating assets and liabilities	545	(9,093)

Net cash used in operating activities	(10,127)	(10,524)

Investing activities:
Purchase of property and equipment	(1,640)	(742)
Purchase of business, net of cash acquired	(37,779)	(15,449)
Maturity of short-term investments, net	17,512	48,732
Purchase of restricted investments	(85)	—
Proceeds from sale of equity securities	780	—
Purchase of equity securities	(111)	(223)
Other	30	41

Net cash (used in) provided by investing activities	(21,293)	32,359

Financing activities:
Payments on capital lease obligations	(68)	(98)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	1,997	1,114
Payments for unvested common stock	(26)	—

Net cash provided by financing activities	1,903	1,016

Effect of exchange rate changes on cash and cash equivalents	65	242

Net change in cash and cash equivalents	(29,452)	23,093
Cash and cash equivalents at beginning of period	171,939	216,076

Cash and cash equivalents at end of period	$142,487	$239,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004

NOTE 1 — General and Basis of Financial Statements

Vignette® Corporation, along with its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”), provides Web applications designed to help companies drive revenue growth, cost reductions, increased employee productivity and improved customer satisfaction. The Company’s portal, integration, content, analysis, document and records management, process and collaboration technologies give organizations the capability to provide a simple, personalized experience anytime, anywhere; integrate systems and information from inside and outside the organization; and manage the lifecycle of enterprise information and collaborate by supporting ad-hoc and business process-based information sharing. Together, the Company’s products and expertise help companies to harness the power of their information and the Web to deliver measurable improvements in business efficiency.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at December 31, 2003 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accruals for facility lease commitments vacated as a result of both its business restructuring and recent acquisitions. It is reasonably possible that such sublease assumptions could change in the near term, requiring adjustments to future income.

NOTE 2 — Stock-based Compensation

At March 31, 2004, the Company has five stock-based compensation plans. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options or its stock to its employees at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation costs are recorded. In the event that options are granted or restricted shares are issued at an exercise price that is less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the respective option or restricted stock. Deferred stock compensation is amortized on an accelerated basis over the options’ and restricted stock’s respective vesting periods, and is recorded as “Amortization of deferred stock compensation” in the Condensed Consolidated Statements of Operations.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss:
Reported net loss	$(24,665)	$(7,547)
Add: Total stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	156	377
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,526)	(24,650)

Pro forma net loss	$(30,035)	$(31,820)

Basic net loss per share :
Reported net loss per share	$(0.09)	$(0.03)

Pro-forma net loss per share	$(0.11)	$(0.13)

Equity instruments issued to non-employees are recorded at their fair value in accordance with Statement 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

Option Exchange Offer

On February 12, 2004 the Company offered eligible employees the right to exchange certain outstanding options for new ones. The decline in the market value of the Company’s shares since 2000 has caused its stock price to fall substantially below the strike price of many employee stock options granted in recent years. This voluntary exchange program was designed to retain the Company’s employees and provide them with a long-term incentive to maximize stockholder value. The offer period ended on March 24, 2004. The exercise price of new options to be granted will depend on the closing price of our common stock on the grant date of September 28, 2004 and the total number of options issued is estimated to be 2.1 million, or approximately 40% of the total options canceled. The program has been organized to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable plan accounting.

NOTE 3 — Business Combinations

Acquisition of Tower Technology Pty Ltd

On March 1, 2004 the Company acquired all issued and outstanding shares of Tower Technology Pty Limited (“Tower Technology”), a privately held Australian company and leading provider of enterprise document and records management solutions in exchange for approximately $126 million (excluding transaction costs) consisting of $46 million cash and approximately 29.8 million shares of Vignette common stock valued at approximately $80.5 million. The Company’s consolidated financial statements include Tower Technology’s financial position and results of operations for the period subsequent to March 1, 2004.

In accordance with SFAS 141, Business Combinations, the total purchase consideration of $133.9 million, including transaction costs of $7.4 million, has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of $82.0 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for income tax purposes.

The following unaudited condensed consolidated balance sheet data presents the fair value of the assets acquired and liabilities assumed. Such balance sheet information includes accruals related to employee severance, relocation and exit costs, as estimated on the date of acquisition (in thousands):

Cash and cash equivalents		$9,100
Accounts receivable		8,387
Prepaid expenses and other current assets		1,007
Property and equipment		404
Other assets		75
Intangible assets subject to amortization
Technology (6 year useful life)	30,100
Customer relationships (4 year useful life)	18,200
Non-compete (6 year useful life)	1,400

In-process research and development	4,800

Total intangible assets		54,500
Goodwill		82,023

Total assets acquired		155,496

Accounts payable		(710)
Accrued exit costs		(3,146)
Accrued severance		(1,426)
Accrued other expenses		(9,252)
Deferred revenue		(7,037)

Total liabilities assumed		(21,571)

Net assets acquired		$133,925

Accrued exit costs of $3.1 million relate to lease obligations for excess office space that the Company has vacated or intends to vacate under the approved facilities exit plan. The total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences would result in adjustments to the purchase price allocation and, ultimately, the amount allocated to goodwill. The impacted sites are office space located in Slough, United Kingdom; Boston, Massachusetts; Melbourne and Sydney, Australia and have lease commitments that expire as late as September 2007.

Accrued severance and relocation costs of $1.4 million relate to severance, payroll taxes, outplacement and relocation benefits for certain Tower Technology employees impacted by the approved plan of termination and relocation. Approximately 50 employees were severed in the sales, marketing, professional services, engineering and general and administrative departments.

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and relocation	Total
Initial accrual at March 1, 2004	$3,146	$1,426	$4,572
Cash activity	—	(928)	(928)

Balance at March 31, 2004	$3,146	$498	$3,644

Less: current portion			(2,668)

Long-term exit costs and severance and relocation			$976

Severance and relocation costs are included in “Other current liabilities” on the Consolidated Balance Sheets. The Company estimates these costs will be substantially paid within six months of March 31, 2004.

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

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and relocation	Total
Initial accrual at December 10, 2003	$2,250	$543	$2,793
Adjustment to accrual	—	(30)	(30)

Cash activity	(67)	(507)	(574)

Balance at December 31, 2003	2,183	6	2,189
Adjustment to accrual	13	141	154
Cash activity	(225)	(147)	(372)

Balance at March 31, 2004	$1,971	$—	$1,971

Less: Current portion			(812)

Long term exit costs and severance and relocation			$1,159

The Company estimates that the severance and relocation costs will be substantially paid within three months of March 31, 2004.

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

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and Relocation	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689
Cash activity	—	—	—

Balance at December 31, 2002	9,794	1,895	11,689
Adjustment to accrual	190	—	190
Cash activity	(3,692)	(1,823)	(5,515)

Balance at December 31, 2003	6,292	72	6,364
Adjustment to accrual	(58)	(69)	(127)

Cash activity	(519)	—	(519)

Balance at March 31, 2004	$5,715	$3	$5,718

Less: Current portion			(2,516)

Long-term exit costs and severance and relocation			$3,202

The Company estimates that the severance and relocation costs will be substantially paid within three months of March 31, 2004.

Pro forma results of operations

The following presents the unaudited pro forma combined results of operations of the Company with Tower Technology and Intraspect for the three months ended March 31, 2003 and 2004, after giving effect to certain pro forma adjustments. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2003 or of future results of operations of the consolidated entities (in thousands, except for per share data):

	Three months ended March 31,
	2003	2004
Revenue	$53,260	$44,914
Loss from operations	(18,241)	(22,826)
Net loss	(19,591)	(22,655)
Basic loss per share	$(0.08)	$(0.08)

NOTE 4 — Intangible Assets

Intangible assets with indefinite lives

The changes in the carrying amount of goodwill, net of accumulated amortization and impairment charges, for the three months ended March 31, 2004, is as follows (in thousands):

Goodwill
Balance at December 31, 2003	$46,969
Tower acquisition	82,023
Purchase price adjustments	(49)

Balance at March 31, 2004	$128,943

The goodwill balance at December 31, 2003 pertains to the Epicentric business combination, completed in December 2002 and to the Intraspect business combination completed in December 2003. The goodwill balance as of March 31, 2004 includes the Tower Technology business combination and related purchase price adjustments.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Three months ended March 31, 2004			Year ended December 31, 2003
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Intellectual property purchases:
Capitalized research and development	$700	$(700)	$—	$700	$(583)	$117

Business combinations:
Technology	77,100	(41,785)	35,315	47,000	(39,818)	7,182
Non-compete contracts	2,200	(562)	1,638	800	(433)	367
Customer relationships	23,400	(2,197)	21,203	5,200	(1,511)	3,689

Total	$103,400	$(45,244)	$58,156	$53,700	$(42,345)	$11,355

The net carrying amount of intangible assets acquired in business combinations relates to the Epicentric, Intraspect, and Tower Technology purchases. The net carrying amount of the capitalized research and development intangible asset represents a small intellectual property purchase during 2002.

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three months ended March 31, 2004 and 2003 was $2.9 million and $1.5 million, respectively. Of these totals, $0.9 million and $0.6 million was recorded as “Amortization of intangible assets” in operating expenses for the three months ended March 31, 2004 and 2003, respectively. The remaining $2.0 million for the three months ended March 31, 2004 and the remaining $0.9 million for the three months ended March 31, 2003 was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) for the nine months ended December 31, 2004 and the next five years is as follows:

For the nine months ended December 31, 2004	$12,250
For the year ended December 31, 2005	$11,300
For the year ended December 31, 2006	$8,400
For the year ended December 31, 2007	$8,400
For the year ended December 31, 2008	$8,100
For the year ended December 31, 2009	$8,100

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

	March 31, 2004	December 31, 2003
Restricted investments (cost approximates fair value)	$10,314	$10,229
Equity investments:
Common stock	516	465
Limited partnership interest	1,084	1,752

	$11,914	$12,446

Fair market values are based on quoted market prices where available. If quoted market prices are not available, management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments.

The Company held restricted investments in the form of a certificate of deposit and investment-grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist.

During the quarter ended March 31, 2004, the Company received a distribution from its limited partner interest in the amount of approximately $0.8 million, which was recorded as a reduction in its carrying value.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized impairment charges of $0.0 and $0.1 million during the three months ended March 31, 2004 and 2003, respectively. Such impairments are recorded in “Other income (expenses), net” on the Condensed Consolidated Statements of Operations.

NOTE 6 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002, 2003 and 2004. Components of business restructuring charges and the remaining restructuring accruals as of March 31, 2004 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872

Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164

Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897

Effect of expanded restructuring plan	5,950	2,331	898	9,179
Cash activity	(2,337)	—	(771)	(3,108)
Non-cash activity		(2,331)	—	(2,331)

Balance at March 31, 2004	$16,138	$—	$484	$16,637

Less: current portion				(9,834)

Accrued restructuring costs, less current portion				$6,803

At March 31, 2004, remaining cash expenditures resulting from the restructuring are estimated to be $16.6 million and relate primarily to facility lease commitments. Excluding facilities lease commitments, the Company estimates that these costs will be substantially incurred within one year. The Company has substantially implemented its restructuring efforts initiated in conjunction with its restructuring plan; however, there can be no assurance that the estimated costs of the Company’s restructuring efforts will not change.

During 2003, the Company adjusted its existing restructuring accruals, resulting in a net restructuring gain of $15 million. A substantial portion of this income was the result of non-recurring charges related to changes in real estate restructuring assumptions. Specifically, during the fourth quarter the Company reevaluated its office space portfolio and decided to vacate its Austin, Texas headquarters and relocate to nearby office space that had previously been identified as restructuring space. This relocation resulted in a net benefit of approximately $14 million in the fourth quarter of 2003 based on the application of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” In the first quarter of 2004, the Company moved out of its existing headquarters and relocated to the nearby office space that now serves as its headquarters. As such, the Company recorded a restructuring charge of approximately $8 million in the first quarter of 2004 pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; Brisbane and San Francisco, California; New York, New York; Maidenhead, United Kingdom; Madrid, Spain; Sydney and Melbourne, Australia. The maximum lease commitment of such vacated properties is four years from March 31, 2004.

Asset impairments

Asset impairments relate to the impairment of certain fixed assets, prepaid royalties and intangible assets. These fixed assets were impaired as a result of the Company’s decision to vacate certain office space and align its infrastructure with current and projected headcount.

Employee separation and other costs

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, the Company severed over 1,500 employees. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

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

Leases

The Company leases its office facilities and office equipment under various operating and capital lease agreements having expiration dates through 2011. Rent expense was $1.6 million for each of the three months ended March 31, 2004 and March 31, 2003. Future minimum payments as of March 31, 2004 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income	Capital Leases
Remaining 2004	$16,448	$2,088	$10
2005	13,402	2,026	—
2006	7,164	1,005	—
2007	3,936	711	—
2008	3,063	677	—
Thereafter	8,104	848	—

Total minimum lease payments	$52,117		10

Total minimum sublease rentals		$7,355	—

Amounts representing interest			—

Present value of net minimum lease payments (including current portion of $10)			$10

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

NOTE 8 — Comprehensive Income (Loss)

The Company’s comprehensive loss is included as a component of stockholders’ equity and is composed of (i) net loss, (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(24,665)	$(7,547)
Foreign currency translation adjustments	(32)	230
Unrealized gain (loss) on investments	76	(210)

Total comprehensive loss	$(24,621)	$(7,527)

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

Common equivalent shares, consisting of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options are excluded from the diluted earnings per share calculation as their effect is anti-dilutive. There were approximately 9.5 million and 8.8 million stock options and 0.8 million and 1.1 million restricted shares outstanding as of March 31, 2004 and 2003, respectively.

NOTE 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Accounts payable	$3,169	$2,205
Accrued employee liabilities	9,883	9,324
Accrued restructuring charges	9,834	5,509
Accrued exit and severance costs	5,996	2,660
Accrued acquisition consideration	7,162	258
Accrued other charges	16,310	10,739

	$52,354	$30,695

NOTE 11 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Accrued restructuring charges, net of current portion	$6,803	$7,388
Accrued exit and severance costs, net of current portion	5,337	5,893
Capital lease obligation, less current portion	—	10

	$12,140	$13,291

NOTE 12 — Stockholders’ Equity

Stockholders’ equity consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Common stock	$2,888	$2,601
Additional paid-in capital	2,746,764	2,671,792
Deferred stock compensation	(1,038)	(1,260)
Accumulated other comprehensive income	742	697
Accumulated deficit	(2,417,150)	(2,392,484)

	$332,206	$281,346

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

We offer six solutions to help enable customers to successfully and rapidly address pervasive business problems and achieve measurable increases in business efficiency:

•	Public Web Site and Brand Management helps customers gain control of their brand Web sites, commercial information publishing and e-commerce initiatives

•	Employee Intranets optimize productivity by connecting employees with the shared information, applications and tools they need to perform their jobs

•	Customer Self-Service gives customers a personalized window into their back-office systems to help enhance service and lower support costs

•	Supplier and Channel Interaction streamlines operations and enhances communications across a diverse trading network of suppliers, partners and distributors

•	Compliance and Governance efficiently manages and reliably reports on adherence to industry and government regulations

•	Standardization and Consolidation provides a common platform for customers’ information management and Web application needs

To address the particular size and requirements of our customers, we deliver our products in various suites. Additionally, we allow organizations the flexibility to purchase products individually. The Vignette Enterprise Services Foundation is a framework that describes our product capabilities covering six application services: portal, integration, content, collaboration, process, and analysis. Organizations may purchase products individually from these six service categories or pre-bundled in suites to meet their specific needs.

Vignette V7 Portal Services enable organizations to configure, deploy and manage multiple portals for various audiences in a business user-friendly development environment. These portals are managed through a single console to consolidate administration responsibilities.

Vignette V7 Integration Services provide unique capabilities to connect a broad range of unstructured, semi-structured and structured data (including transactional) sources.

Vignette V7 Content Services include library services, content type modeling, workflow, taxonomy, and search. Document and records management solutions are also available to expand the ability to capture, manage, utilize, retain and dispose of an organization’s enterprise content. In addition, imaging and transactional “Web capture” functionality can effectively promote transitioning paper-based processes to digital processes, streamlining high-volume transaction processes and facilitating the centralized capture, storage and archival of an organization’s business content. This solution also effectively delivers risk and compliance management processes upon the breadth of an organization’s business content, documents, transactions, images, e-mails, rich media and Web transactions.

Vignette V7 Collaboration Services enhance the capability for knowledge-sharing for teams using workspaces. Our collaboration services also provide interaction management.

Vignette V7 Process Services provide a standards-based process workflow engine and graphical process modeler for building and deploying business processes across the enterprise application infrastructure.

Vignette V7 Analysis Services provide in-depth metrics and reporting based on Web logs, content delivery logs and process performance logs that drive return on investment through the analysis of content usage, Web site or application performance, and process performance.

Our solutions and products are supported by our professional services organization Vignette Professional Services (“VPS”). VPS offers pre-packaged and custom services, using documented best practices, to help organizations define their online business objectives and deploy their applications. Our education, consulting and customer care teams give customers the benefit of our experience with thousands of customer implementations. We partner with a number of leading system integrators such as Accenture, EDS, Bearing Point and Deloitte Consulting to implement our software for their clients. In many cases, we work in blended teams to implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as BEA Systems, IBM and Sun Microsystems.

We had 921 full-time employees at March 31, 2004, an increase of 9% from 844 at March 31, 2003. The increase was substantially the result of our recent acquisitions.

Recent Events

Tower Technology Acquisition

On March 1, 2004, we completed the acquisition of privately held Tower Technology Pty Limited (“Tower Technology”), a leading enterprise document and records management, imaging and workflow vendor. With the completion of the Tower Technology acquisition, we are able to offer enterprise content management capabilities for managing high volumes of documents, online transactions and records, in combination with our portal, Web content management and collaboration technologies. The consideration paid to the Tower Technology stockholders was comprised of approximately $46.0 million in cash and approximately 27.2 million shares of our stock. We will issue approximately 2.6 million additional shares or make a cash payment for the fair value of the shares in May 2004. In addition, we incurred approximately $7.4 million in transaction costs. The results of Tower Technology’s operations have been included with ours for the period subsequent to the acquisition date.

Option Exchange Offer

On February 12, 2004 we offered eligible employees the right to exchange certain outstanding options for new ones. The decline in the market value of our shares since 2000 has caused our stock price to fall substantially below the strike price of many employee stock options granted in recent years. This voluntary exchange program was designed to retain our employees and provide them with a long-term incentive to maximize stockholder value. The offer period ended on March 24, 2004. The exercise price of new options to be granted will depend on the closing price of our common stock on the grant date of September 28, 2004 and the total number of options issued is estimated to be 2.1 million or approximately 40% of the total options canceled. The program has been organized to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable plan accounting.

Overview of First Quarter Results

Our financial results for the quarter ended March 31, 2004 were within our expectations.

Relative to the fourth quarter of 2003, total revenue for the first quarter increased slightly to $39.7 million, reflecting contributions from our recent Tower Technology and Intraspect acquisitions as offset by some first quarter sales seasonality. International revenue represented approximately 31% of total revenue in the quarter. No single customer accounted for more than 10% of our revenues.

Total operating expenses were approximately $64.6 million and included $4.8 million for purchased in-process research and development, $1.1 million for acquisition-related charges, $2.0 million for the amortization of acquired technology, $0.8 million for the amortization of intangible assets and $0.2 million for the amortization of deferred stock compensation. Most of these charges relate to our previous acquisitions. Results for the first quarter also included net restructuring costs of $9.2 million related to our real estate and employee severances. In the first quarter of 2004, we moved out of our existing headquarters and relocated to nearby office space that now serves as our headquarters. As such, we recorded a restructuring charge of approximately $8.0 million in the first quarter of 2004 pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In addition, we incurred severance and other real estate-related expenses of approximately $1.2 million resulting from our business combination with Tower Technology. The remaining $46.6 million of operating expenses reflects an increase from recent quarters primarily due to our Tower Technology acquisition, personnel cost increases, namely payroll taxes and benefits cost increases, incremental moving costs in the quarter related to our facilities relocation as well as bad debt charges.

Total deferred revenue at March 31, 2004 was approximately $41.0 million, an increase of $5.5 million as compared to December 31, 2003. Such increase relates primarily to the deferred revenue we acquired through the Tower Technology business combination.

Our cash and short-term investment balance at March 31, 2004 was $192.5 million and we have no debt outstanding. In the quarter, we used approximately $47.0 million of cash. Such usage is primarily related to our purchase of Tower Technology as well as restructuring and exit commitments.

Our headcount was 921 as of March 31, 2004. By the end of the second quarter in 2004 we expect our total headcount to be approximately 950.

Forward-looking Information

During our first quarter 2004 financial results conference call dated April 29, 2004 we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended June 30, 2004.

We expect total revenue of approximately $46.0 million to $50.0 million with license revenue accounting for approximately 38% to 40% of total revenue and services revenue accounting for the remaining 60% to 62%.

We expect a gross margin of approximately 70% to 72%, depending on the mix of business in the quarter.

In terms of operating expenses, we expect research and development to be approximately 23% to 25% of revenue, sales and marketing to be approximately 39% to 42% of revenue, and general and administrative to be approximately 9% to 10% of revenue.

We expect other income and expenses for the quarter to be approximately $0.6 million and we expect to report a tax provision of approximately $0.3 million.

We expect other charges totaling approximately $5.4 million comprised of the following: $2.8 million related to the amortization of acquired technology; $0.2 million related to the amortization of deferred stock compensation; $1.4 million related to the amortization of intangible assets; and $1.0 million related to acquisition and integration charges. Including these charges, we expect a net loss of $0.03 per share assuming 290 million weighted average shares outstanding.

Outlook

Our objective is to maintain and extend our leadership position as a global provider of applications and products that enable organizations to harness the power of information and the Web to deliver measurable improvements in business efficiency. We will continue to focus on delivering sustained revenue growth, expanding our customer base of Global 2000 organizations both at the enterprise and departmental levels, extending our technology and product leadership through internal investment in research and development, expanding our global sales capabilities and extending our partnership alliances with leading technology and services companies.

Our strategy from an execution and distribution perspective is to maintain focus on our selling approach and messaging. Specifically, we will increasingly focus on business problems and their corresponding solutions. We will address specific business imperatives, such as compliance, customer self-service, employee productivity, partner and supplier collaboration, demand generation and expense reduction through areas such as site consolidation and the elimination of labor-based paper processing. We are increasing the number of direct sales employees in our overall headcount mix. We will also focus on the indirect channel, particularly opportunities to expand our OEM business, and continue our commitment to customer service. We believe these efforts, combined with the new breadth of our solutions, will better position us to meet and exceed customer demands for an integrated set of best-of-breed applications and capture market share.

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

Business restructuring We vacated excess leased facilities as a result of the restructuring plan we initiated in 2001 and subsequently expanded in 2002, 2003 and 2004. We recorded an accrual for the remaining lease liabilities of such vacated properties as well as brokerage commissions, partially offset by estimated sublease income. We estimated the costs of these excess leased facilities, including estimated costs to sublease and sublease income, based on market information and trend analysis. We continually assess our real estate portfolio and may vacate or occupy other leased space as dictated by our analysis. Actual results could differ from these estimates. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments.

Goodwill and identifiable intangible assets We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. There was no impairment charge related to goodwill or other intangible assets in 2003 or during the quarter ended March 31, 2004.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2004	2003
Revenue:
Product license	37%	40%
Services	63	60

Total revenue	100	100

Cost of revenue:
Product license	3	1
Amortization of acquired technology	5	2
Services	28	26

Total cost of revenue	36	29

Gross profit	64	71

Operating expenses:
Research and development	27	30
Sales and marketing	48	45
General and administrative	12	12
Purchased in-process research and development, acquisition-related and other charges	15	2
Business restructuring charges	23	—
Amortization of deferred stock compensation	—	1
Amortization of intangible assets	2	1

Total operating expenses	127	91

Loss from operations	(63)	(20)

Other income (expense), net	1	3

Loss before provision for income taxes	(62)	(17)
Provision for income taxes	—	1

Net loss	(62)%	(18)%

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003 (in thousands, unless otherwise noted)

Revenue

	Three Months Ended March 31,		2004 Compared to 2003
	2004	2003
Product license	$14,679	$16,451	(12)%

Maintenance and support	15,709	14,713	7%
Professional services	9,292	9,632	(4)%

Total services revenue	25,001	24,345	3%

Total revenue	$39,680	$40,796	(3)%

Total revenue decreased 3% in the three months ended March 31, 2004, compared to the three months ended March 31, 2003. This decrease relates primarily to the continued challenges in information technology spending combined with an expected and temporary slowdown in sales execution resulting from the integration of our recently acquired Tower Technology business. As a result, we experienced a delayed sales cycle and fewer new customers. Such decrease was partially offset by revenue related to our recent business combinations with Intraspect and Tower Technology.

Product license. Product license revenue decreased 12% in the three months ended March 31, 2004, and is related to the effects of slow information technology spending combined with an expected and temporary slowdown in sales execution resulting from the integration of our recently acquired Tower Technology business. Such decrease was partially offset by $1.1 million and $0.7 million in revenue related to our recent business combinations with Intraspect and Tower Technology, respectively.

Services. Services revenue increased 3% in the three months ended March 31, 2004, compared to the same period in 2003. This increase was driven by maintenance and support revenue of $0.6 million and $1.2 million attributable to our recent acquisitions of Intraspect and Tower Technology, respectively. The favorable impact attributable to acquisitions was partially offset by a decrease in professional services revenue which decreased 4% from the comparable period due to fewer new product engagements, lower billing rates and to a lesser extent, transition of consulting and implementation engagements to our partners and other third-party integrators.

During the comparative three months ended March 31, 2004 and 2003, no single customer accounted for more than 10% of our total revenues. International revenue was $12.2 million and $11.1 million, or 31% and 27% of total revenues, in the three months ended March 31, 2004 and 2003, respectively.

Gross Profit

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing professional and maintenance services.

Gross profit amounts and percentages are as follows:

	Three Months Ended March 31,		2004 Compared to 2003
	2004	2003
Product license	$1,121	$553	103%
Amortization of acquired technology	1,968	800	146

Maintenance and support	2,504	2,185	15
Professional services	8,802	8,280	6

Total services revenue	11,306	10,465	8

Total cost of revenue	14,395	11,818	22

Gross profit	$25,285	$28,978	(13)%

As a percent of sales, gross profit represented 64% and 71% for the three months ended March 31, 2004 and March 31, 2003, respectively. The reduction in 2004 over 2003 was primarily due to the amortization of acquired technology related to our Intraspect and Tower Technology acquisitions, change in product mix and lower professional services margin due to lower bill rates.

Operating expenses

	Three Months Ended March 31,		2004 Compared to 2003
	2004	2003
Research and development	$10,149	$12,109	(16)%
Sales and marketing	19,212	18,228	5
General and administrative	4,795	4,801	—
Purchased in-process research and development, acquisition-related and other charges	5,923	1,142	419
Business restructuring charges	9,179	—	100
Amortization of deferred stock compensation	156	377	(59)
Amortization of intangible assets	815	609	34

Total operating expenses	$50,229	$37,266	35

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 16% in the three months ended March 31, 2004. The decrease related primarily to our restructuring efforts via reduced engineering headcount, lower facilities expenses and other cost-saving measures. Despite this decrease, we believe that continued investment in research and development is critical to attaining our strategic objectives. We, therefore, expect that spending on research and development will increase in future periods, particularly in light of our acquisition of Tower Technology in March 2004.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses increased 5% in the three months ended March 31, 2004 related substantially to bad debt charges recorded in the first quarter of 2004. We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period based on our recent acquisition of Tower Technology, the timing of new product releases and entry into new market areas, investment in marketing efforts and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses remained flat in the three months ended March 31, 2004. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on our recent acquisition of Tower Technology, regulatory requirements, legal proceedings and fees paid to outside professional service providers.

Purchased in-process research and development, acquisition-related and other charges. Acquisition-related and other charges include costs incurred for employees and consultants and relates to product integration and cross-training, other employee-related charges and Epicentric contingent compensation arrangements. The following table presents acquisition-related and other charges for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Purchased in-process research and development	$4,800	$—
Cross-training, product integration and other	796	296
Other employee-related charges	327	77
Contingent compensation	—	769

	$5,923	$1,142

Included in the acquired net assets of Tower Technology Pty Limited was purchased in-process research and development (“IPR&D”) efforts that we intended to substantially rework before integrating into our products (in thousands):

Acquired Company	Acquired IPR&D - Project Description	Estimated Fair Value	Current Status at March 31, 2004
Tower Technology Pty Limited (2004)	Tower IDM 20.0™—Collaborative document management functionality with process automation solutions and decentralization of configuration. Tower Seraph 4.4™—provides document review workflows, case management, and Section 508 compliance	$4,800	Application from this project is being reworked and is expected to be integrated into our product line within 18 months.

The amounts allocated to IPR&D were based on discounted cash flow models that employed cash flow projections for revenue based on the projected incremental increase in revenue that the acquired company expected to receive from the completed IPR&D. Such assumptions were based on management’s estimates and the growth potential of the market. Revenue for the projection periods assumed an annual compound growth rate of 17.5%. Cost of revenue, selling, general and administrative expense, and research and development expense were estimated as a percent of revenue based on the acquired company’s historical results and industry averages. These estimated operating expenses as well as capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The after-tax cash flow projections were discounted using a risk-adjusted rate of return ranging from 20% to 22%. Such discount rates were based on the company’s weighted average cost of capital of 20%, as adjusted upwards for the additional risk related to each projects’ development and success.

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

Business restructuring charges. In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003 and 2004, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals as of March 31, 2004 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	5,950	2,331	898	9,179
Cash activity	(2,337)	—	(771)	(3,108)
Non-cash activity		(2,331)	—	(2,331)

Balance at March 31, 2004	$16,138	$—	$484	$16,637

Less: current portion				(9,834)

Accrued restructuring costs, less current portion				$6,803

Results for the first quarter include net restructuring costs of $9.2 million. In the first quarter of 2004, we moved out of our existing headquarters and relocated to nearby office space that now serves as our headquarters. As such, we recorded a restructuring charge of approximately $8.0 million in the first quarter of 2004 pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In addition, we incurred severance and other real estate-related expenses of approximately $1.2 million resulting from our business combination with Tower Technology.

Remaining cash expenditures resulting from the restructuring are estimated to be $16.6 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment is four years. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change.

Facility lease commitments relate to lease obligations for excess office space that we have vacated as a result of the restructuring plan. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis. We continually assess our estimates of our real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments. Facility lease commitments relate to our departure from certain office space in Austin, Texas; Brisbane and San Francisco, California; New York, New York; Maidenhead, United Kingdom; Madrid, Spain; Sydney and Melbourne, Australia. The maximum lease commitment of such vacated properties is four years from March 31, 2004.

Asset impairments relate to the impairment of certain fixed assets, prepaid royalties and intangible assets. These fixed assets were impaired as a result of our decision to vacate certain office space and align its infrastructure with current and projected headcount.

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, we have severed over 1,500 employees during the past three years. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

Amortization of deferred stock compensation. For stock options issued to employees and the Board of Directors, we record deferred compensation at the grant date if a difference exists between the exercise price and the market value of our common stock. For stock options issued to non-employee, non-director contractors, we record deferred compensation based on the fair value method. For restricted share issuances, we record deferred compensation equal to the market value on the issue date. Deferred stock compensation is amortized on an accelerated basis over the vesting periods of the applicable options and restricted share grants. Amortization of deferred stock compensation is attributable to the following cost categories (in thousands):

	Three Months Ended March 31,
	2004	2003
Cost of revenue - services	$—	$—
Research and development	47	114
Sales and marketing	(48)	23
General and administrative	157	240

	$156	$377

Amortization of intangible assets. Intangible amortization expense increased 34% in the three months ended March 31, 2004, and related to amortization expense for assets assumed from the Intraspect and Tower Technology acquisitions. Amortization expense is recorded ratably over the estimated useful loves of the intangible assets which range from 2 to 6 years.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, as well as recognized investment gains and losses.

	Three Months Ended March 31,		2004 Compared to 2003
	2004	2003
Other income (expense), net	$509	$1,035	(51)%

Other income decreased 51% in the three months ended March 31, 2004, and related to the lower cash balances available for investing as well as a general decline in investment yields on our lower cash, cash equivalents and short-term investment balances and foreign currency losses.

At March 31, 2004, our unrestricted, long-term investments totaled $1.6 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Three Months Ended March 31,		2004 Compared to 2003
	2004	2003
Provision for income taxes	$230	$294	(22)%

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

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	March 31, 2004		December 31, 2003
Cash and cash equivalents	$142,487		$171,939
Short-term investments	$50,062		$67,574
Working capital	$130,617		$205,749
Current ratio	2.3:1		3.9:1
Days of sales outstanding – for the quarter ended	68	*	70

*	Days of sales outstanding for the first quarter of 2004 reflects the Tower Technology accounts receivable balance on March 31, 2004, and 30 days of Tower Technology revenue.

At March 31, 2004, we had $192.5 million in cash, cash equivalents and short-term investments and no debt. We invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale.

Net cash used in operating activities was $10.1 million and $10.5 million during the first three months of 2004 and 2003, respectively.

Net cash used in investing activities was $21.3 million during the first three months of 2004 and net cash provided by investing activities was $32.4 million during the first three months of 2003. The increase in investing outflows was primarily due to the purchase of Tower Technology in the first quarter of 2004 offset by the maturity of our investments in short-term marketable securities in the first three months of 2003, partially offset by the remaining consideration for our purchase of Epicentric, Inc. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in short-term securities to maximize investment yields while preserving cash flow for operational purposes, and acquisition of intellectual property or complementary businesses to expand our market share.

Net cash provided by financing activities was $1.9 million and $1.0 million during the first three months of 2004 and 2003, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of employee stock purchase plan shares.

Our long-term investments are classified as available-for-sale and generally consist of common stock in publicly-held technology companies, limited partnership interests in a technology incubator, and cash collateral pledged for certain lease obligations. At March 31, 2004, long-term investments totaled $11.9 million, compared to $12.4 million at December 31, 2003. The decrease relates primarily to a distribution we received from our equity interest in a limited partnership. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At March 31, 2004 and December 31, 2003, we had pledged $10.3 million and $10.2 million, respectively, as cash collateral for certain of our lease obligations. These investments will remain restricted to the extent that the security requirements exist.

We expect our existing cash, cash equivalents and short-term investment balances will decline in the near future. We expect to fund our operations, capital expenditures and investments from a combination of available cash and short-term investment balances and, to a lesser extent, internally generated funds. During the quarter ended March 31, 2004, we paid approximately $46.0 million in cash to purchase Tower Technology. In addition to the cash consideration, we issued approximately 27.2 million shares of our common stock and are required to issue approximately 2.6 million additional shares or make a cash payment for the fair value of the shares in May 2004. We believe that our existing balances will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months. We may require additional funds for other purposes and may seek to raise such additional funds through public and private equity financings or from other sources. However, there can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

Future minimum payments as of March 31, 2004 under our lease obligations, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income	Capital Leases
Remaining 2004	$16,448	$2,088	$10
2005	13,402	2,026	—
2006	7,164	1,005	—
2007	3,936	711	—
2008	3,063	677	—
Thereafter	8,104	848	—

Total minimum lease payments	$52,117		10

Total minimum sublease rentals		$7,355	—

Amounts representing interest

Present value of net minimum lease payments (including current portion of $10)			$10

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

We Must Succeed in the Portal, Collaboration and Content Management Market as Well as the Enterprise Content Management and the Document and Records Management Markets if We Are to Realize the Expected Benefits of the Tower Technology and Intraspect Acquisitions

Our long-term strategic plan depends upon the successful development and introduction of products and solutions that address the needs of the portal, collaboration and content management market as well as the enterprise content management and the document and records management markets. For us to succeed in these markets, we must align strategies and objectives and focus a significant portion of our resources towards serving these markets.

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

Both Vignette and Tower Technology Have Incurred Significant Costs Associated With the Acquisition

We estimate that we have incurred direct transaction costs of approximately $4.7 million associated with the acquisition, which will be included as a part of the total purchase cost for accounting purposes. In addition, Tower Technology has incurred direct transaction costs of approximately $2.8 million. We believe the combined entity may incur charges to operations, which are not currently reasonably estimable, in the quarters which follow, to reflect costs associated with integrating the two companies. We incurred an in-process research and development charge of $4.8 million and we expect ongoing charges for amortization of intangibles, consisting primarily of purchased technology, acquired in the acquisition. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition.

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

There May Be Sales of Substantial Amounts of Our Common Stock After the Tower Technology Acquisition, Which Could Cause Our Stock Price to Fall

A substantial number of shares of our common stock may be sold into the public within a short period of time following the closing of the acquisition. As a result, our stock price could fall. Of the approximately 27.2 million shares of our common stock issued and 2.6 million to be issued in May 2004 in connection with the acquisition, approximately 11.9 million shares will be immediately available for resale (after the applicable registration statement becomes effective) by the former shareholders of Tower Technology. Under the lock-up agreements, which could be modified at the discretion of management in favor of the former shareholders, the remaining shares will be released and available for sale in the public market in varying amounts between the registration date and 360 days after the closing date of the acquisition. In comparison, the average daily trading volume of our common stock for the three-month period ending on May 6, 2004 was approximately 1.6 million shares. A sale of a large number of newly-released shares of our common stock could therefore result in a sharp decline in our stock price. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

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

The acquisition of Tower Technology substantially increases our international operations. We recorded 31% of our total revenue for the quarter ended March 31, 2004 through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

Our principal competitors include: in-house development efforts by potential customers or partners; other vendors of software that directly address elements of Web-based applications; and developers of software that address only certain technology components of Web-based applications (e.g., content management, portal, document management, process, collaboration, integration or analytics). In addition, we face increased competition from large companies that includes capabilities similar to our software in larger integrated product offerings.

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

Risks Related to the Software Industry

Our Business is Sensitive to the Overall Economic Environment; a Continued Slowdown in Information Technology Spending Could Harm Our Operating Results

The primary customers for our products are enterprises seeking to launch or expand Web-based initiatives. The continued significant downturn in our customers’ markets and in general economic conditions that result in reduced information technology spending budgets would likely result in a decreased demand for our products and services and harm our business. Industry downturns like these have been, and may continue to be, characterized by diminished product demand, erosion of average selling prices, lower than expected revenues and difficulty making collections from existing customers.

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

Our Business May Be Adversely Affected by Class Action Litigation Due to Stock Price Volatility

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in Part II, Item 1 of this Report. The defense of the litigation described in Part II, Item 1 may increase our expenses and divert our management’s attention and resources, and an adverse outcome could harm our business and results of operations. Additionally, we may in the future be the target of similar litigation. Future securities litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

At March 31, 2004, our cash and cash equivalents consisted primarily of commercial paper. Our short-term investments will mature in less than one year from March 31, 2004 and were invested in corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. These securities are classified as available-for-sale and are recorded at their estimated fair value.

Long-term investments. We invest in emerging technology companies considered strategic to our software business. At March 31, 2004, long-term investments consisted of common stock held in publicly-traded technology companies and a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. Our investments in redeemable convertible preferred stock in privately-held technology companies were fully impaired as of June 30, 2002. Fair values were based on quoted market prices where available. If quoted market prices were not available, we use a composite of quoted market prices of companies that are comparable in size and industry classification to our portfolio. We classify our long-term investments as available-for-sale and have recorded a cumulative net unrealized loss of $0.00 million related to these securities at March 31, 2004.

In addition to strategic investments, we held $10.3 million and $10.2 million in restricted investments at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. All restricted investments mature in 2004 and the average yield of these investments is approximately 1.34%.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description
31.1	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

(i)	Vignette Corporation Press Release issued on January 22, 2004 (Items 7 and 12), announcing the financial results for the respective three and twelve-month periods ended December 31, 2003.

(ii)	Vignette Corporation Press Release issued on January 22, 2004 (Items 5 and 7) regarding the acquisition of Tower Technology Pty Limited.

(iii)	Vignette Corporation Press Release issued on March 2, 2004 (Items 5 and 7) regarding the acquisition of Tower Technology Pty Limited.

(iv)	Vignette Corporation Share Sale Agreement issued on March 5, 2004 (Items 2 and 7) regarding the acquisition of Tower Technology Pty Limited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGNETTE CORPORATION

Date: May 7, 2004	/s/ Charles W. Sansbury
Charles W. Sansbury
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)