Form 10-K/A
period 2003-12-31
VIGNETTE CORP
filed 2004-05-21
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

VIGNETTE CORPORATION

ANNUAL REPORT ON FORM 10–K/A

For the year ended December 31, 2003

EXPLANATORY NOTE

On March 15, 2004, we filed our Annual Report on Form 10-K for the year ended December 31, 2003 (the “Original Report”) with the Securities and Exchange Commission. In accordance with the SEC rules, we incorporated Part III of the Original Report by reference from the proxy statement to be filed in connection with our annual meeting of stockholders. In accordance with Instruction G(3) of Form 10-K, we are filing this form 10-K/A to include the information required to be disclosed in Part III since our proxy statement was not filed within 120 days after the end of our fiscal year. We have not made any changes to the financial statements included as part of the Original Report.

FORWARD-LOOKING STATEMENTS

The statements contained in this report are not purely historical statements are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies for the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors That May Affect Future Results” and the risks discussed in our other historical Securities and Exchange Commission filings.

We maintain a World Wide Web site at www.vignette.com. Our Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Web site and the information contained therein or connected thereto are not intended to be incorporated into this report.

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

	Year ended December 31,
	1999(2)	2000(3)	2001	2002(4)	2003(5)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product license	$46,292	$216,257	$154,381	$62,418	$60,986
Services	42,893	150,404	142,369	92,720	97,328

Total revenue	89,185	366,661	296,750	155,138	158,314
Cost of revenue:
Product license	3,306	7,611	5,243	2,388	2,844
Amortization of acquired technology	—	—	—	267	3,450
Services (1)	32,815	109,039	78,299	43,674	39,531

Total cost of revenue	36,121	116,650	83,542	46,329	45,825

Gross profit	53,064	250,011	213,208	108,809	112,489
Operating expenses:
Research and development (1)	16,447	58,324	64,850	51,334	39,923
Sales and marketing (1)	50,232	177,391	178,282	84,775	68,160
General and administrative (1)	9,494	38,625	29,907	21,344	15,727
Purchased in-process research and development, acquisition-related and other charges	15,641	169,885	1,919	1,786	4,258
Impairment of intangible assets	—	—	799,169	147,269	—
Business restructuring charges	—	—	120,935	35,822	(14,687)
Amortization of deferred stock compensation	5,654	33,863	8,734	1,396	1,107
Amortization of intangible assets	1,796	328,691	500,045	16,060	1,965

Total operating expenses	99,264	806,779	1,703,841	359,786	116,453

Loss from operations	(46,200)	(556,768)	(1,490,633)	(250,977)	(3,964)
Other income (expense), net	3,723	25,992	(35,275)	(517)	5,068

Income (loss) before income taxes	(42,477)	(530,776)	(1,525,908)	(251,494)	1,104
Provision for income taxes	—	1,449	1,731	1,319	1,137

Net loss	$(42,477)	$(532,225)	$(1,527,639)	$(252,813)	$(33)

Basic net loss per share	$(0.31)	$(2.59)	$(6.32)	$(1.01)	$(0.00)

Shares used in computing basic net loss per share	137,253	205,885	241,762	249,212	253,100

	Year ended December 31,
	1999(2)	2000(3)	2001	2002(4)	2003(5)
Cost of revenue – services	$820	$2,968	$1,965	$170	$—
Research and development	1,059	12,300	2,446	441	324
Sales and marketing	2,248	11,785	3,066	416	69
General and administrative	1,527	6,810	1,257	369	714

	$5,654	$33,863	$8,734	$1,396	$1,107

(1)	Excludes amortization of deferred stock compensation as follows:

	As of December 31,
	1999(2)	2000(3)	2001	2002(4)	2003(5)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$402,229	$447,833	$391,632	$307,754	$239,513
Working capital	375,211	389,831	311,921	214,625	205,749
Total assets	498,166	2,190,954	663,026	424,612	366,116
Long-term debt and capital lease obligations, less current portion	—	782	240	53	10
Total stockholders’ equity	437,059	2,024,513	510,301	265,852	281,346

(2)	Reflects the acquisition of Diffusion, Inc. on June 30, 1999.
(3)	Reflects the acquisitions of Engine 5, Ltd. on January 18, 2000, DataSage, Inc. on February 15, 2000 and OnDisplay, Inc. on July 5, 2000.
(4)	Reflects the acquisition of Epicentric, Inc. on December 3, 2002.
(5)	Reflects the acquisition of Intraspect, Inc. on December 10, 2003.

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the directors and officers, and certain information as of April 29, 2004, with respect to age and background.

Executive	Age	Positions Held with the Company
Thomas E. Hogan	44	President, Chief Executive Officer and Director
Bryce M. Johnson	45	Senior Vice President, Secretary and General Counsel
Jon O. Niess	45	Vice-President Worldwide Sales for Documents and Records Management
Conleth S. O’Connell	40	Senior Vice President, Chief Technology Officer
Charles W. Sansbury	37	Senior Vice President, Chief Financial Officer
David J. Shirk	37	Senior Vice President, Product Strategy and Marketing
Jeanne K. Urich	51	Senior Vice President, Professional Services
Robert E. Davoli	55	Director
Jeffrey S. Hawn	40	Director
Joseph M. Grant	66	Director
Michael D. Lambert	57	Director
Jan A. Lindelow	59	Director
Gregory A. Peters	44	Director
Kathleen Earley	52	Director

Thomas E. Hogan has served as our Chief Executive Officer since July 2002 and as President and director since April 2001. Mr. Hogan served as our Chief Operating Officer from April 2001 to July 2002. From March 1999 to March 2001, Mr. Hogan served in various roles at Siebel Systems, Inc., including most recently as Senior Vice President of Worldwide Sales and Operations. At Siebel Systems, he was responsible for generating license revenue through all distribution channels, including direct sales, telesales and the reseller channel. Prior to his employment at Siebel Systems, Mr. Hogan worked at IBM Corporation from January 1982 to March 1999, where he held several executive posts, including Vice President of Midrange Systems, Vice President of Sales, Consumer Packaged Goods and Vice President, Sales Operations. In addition to the Vignette board, Mr. Hogan serves on the board of Vastera, Inc. Mr. Hogan received his Bachelor of Sciences degree in Biomedical Engineering from the University of Illinois and his Masters of Business Administration degree in finance and international business with distinction from the J.L. Kellogg Graduate School of Management at Northwestern University.

Bryce M. Johnson has served as our Senior Vice President and General Counsel since December 2000 and is responsible for overseeing the Company’s legal, human resources and governmental affairs. From March 1997 to November 2000, Mr. Johnson was the Chief Legal Counsel for Tivoli Systems Inc. and Associate General Counsel of IBM Corporation. From May 1984 to March 1997, Mr. Johnson held a variety of legal positions with IBM Corporation, including Counsel to IBM Europe in Paris, France. Mr. Johnson received his Bachelor of Arts degree with highest honors from Georgetown College and his Doctor of Jurisprudence from the University of Kentucky.

Jon O. Niess has served as our Vice-President of Worldwide Sales for Document and Records Management since November 2003. Mr. Niess served as our Senior Vice President of Worldwide Sales since July 2001. Prior to joining Vignette, Mr. Niess served as Senior Vice President of Field Operations at Click Commerce Inc., a partner relationship management company. Mr. Niess was employed at Oracle Corp. from 1988 to 1997. Mr. Niess has more than 20 years of experience in enterprise software sales.

Conleth S. O’Connell has served as our Senior Vice President and Chief Technology Officer since July 2002. Mr. O’Connell manages the technical direction for Vignette and is responsible for driving new product technology initiatives. Mr. O’Connell joined the Company as one of our first engineers and helped to develop Vignette’s initial product offering. Mr. O’Connell holds a master’s degree and Ph.D. in computer information systems from Ohio State University.

Charles W. Sansbury has served as our Senior Vice President and Chief Financial Officer since September 2001. Prior to accepting the role as CFO, Mr. Sansbury served as our Senior Vice President of Corporate Development from January 2000 to August 2001. Prior to joining Vignette, Mr. Sansbury was a Principal in the Technology Investment Banking Group at Morgan Stanley. Mr. Sansbury hold a bachelor’s degree in science from Georgetown University and a Master of Business Administration degree from The Wharton School of the University of Pennsylvania.

David J. Shirk has served as our Senior Vice President of Product Strategy and Marketing since 2001. From March 1998 to June 2000, Mr. Shirk served as Chief Technology Officer and Senior Vice President of Product Management at Novell Corporation. While at Novell, Mr. Shirk managed Novell’s Net Services Software strategy and the roadmap for all of Novell’s products. Prior to his tenure at Novell, Mr. Shirk served as Vice President of Marketing for Oracle Corporation from March 1996 to March 1998, leading the Industry Applications Division. In this role, Mr. Shirk built Oracle’s vertical industry go-to-market capability, during which time Oracle tripled its applications revenue. Mr. Shirk holds a Bachelor of Science degree in business from Ohio State University.

Jeanne K. Urich served as our Senior Vice President of Global Professional Services from February 2002 until April 2, 2004. Ms. Urich served as Vice President of Global Professional Services and Training at Blue Martini Corp., from early 2001 to February 2002. Before joining Blue Martini, Ms. Urich served as Senior Vice President of Global eBusiness Applications Professional Services and Training for Nortel Networks Ltd. Prior to this role. Ms. Urich was Senior Vice President of Global Professional Services and Training for Clarify. Ms. Urich also served in leadership positions within the service organizations of Compaq Computer Corp., Tandem Computers and the former Digital Equipment Corp. Ms. Urich holds a Bachelor of Sciences degree in mathematics from Vanderbilt University.

Robert E. Davoli has served as a director of Vignette since February 1996. Mr. Davoli has served as General Partner of Sigma Partners, a venture capital firm, since January 1995. He served as President and Chief Executive Officer of Epoch Systems, a client-server software company, from February 1993 to September 1994. From May 1986 through June 1992, Mr. Davoli was the President and Chief Executive Officer of SQL Solutions, a relational database management systems consulting and tools company that he founded and sold to Sybase, Inc. in January 1990. He is a director of the following publicly held companies: ISS Group, Inc., a network security software company; StorageNetworks, Inc., a data storage management software applications and services company; and Versata, Inc., a business logic development and management software company. He also serves as a director of several privately held companies. Mr. Davoli received his Bachelor of Arts degree in History from Ricker College. Mr. Davoli has submitted his resignation from the board of directors effective as of our annual meeting on May 21, 2004.

Kathleen Earley has served as a director of Vignette since May 2004. Ms. Earley was employed at AT&T from 1994 through September 2001. At AT&T, she was Senior Vice President of Enterprise Networking and Chief Marketing Officer, where she oversaw all AT&T business-related brand, image and advertising and marketing strategy. At AT&T, Ms. Earley was best known as President of AT&T Data & Internet Services, the $8 billion AT&T business unit that provided Internet Protocol (IP), web hosting, data and managed network service. She also served as President of AT&T Internet Services, where she led the development of IP strategy and product line launch. Prior to joining AT&T, Ms. Earley was employed by IBM Corporation for 17 years with positions in sales, marketing, planning and strategy development. Ms. Earley was formerly a director of Standard Microsystems Corporation and is currently a director of Telespree Communications and Switch and Data, both private companies. Ms. Earley is a graduate of the University of California, Berkley and earned a Bachelor of Science degree in accounting and a Masters of Business Administration in finance.

Jeffrey S. Hawn has served as a director of Vignette since November 2001. Effective April 1, 2004, Mr. Hawn became an Operating Partner of JMI Inc., a private equity firm based in San Diego, CA. Mr. Hawn served as Senior Vice President, Operations for BMC Software, Inc. from January 2002 to March 2004, where he was responsible for overseeing the finance, corporate planning and development, and information technology and business operations. Mr. Hawn served as Senior Vice President, BMC Ventures from 2000 through January 2002, where he was responsible for identifying, developing and managing BMC’s emerging technologies and new business opportunities. From 1990 to 2000, Mr. Hawn was employed by McKinsey & Company, a global consulting firm, where he was a partner from 1995 to 2000. Mr. Hawn also serves on the board of directors of Pervasive Software Inc., a software management company. Mr. Hawn received his Master of Business Administration degree from The University of Texas at Austin and his Bachelor of Science degree in Mechanical Engineering from Southern Methodist University.

Joseph M. Grant has served as a director at Vignette since October 2003. Mr. Grant has served as chairman and CEO of Texas Capital Bancshares Inc. since 1998 as well as chairman of Texas Capital Bank and its Internet division, BankDirect. From 1990 to 1998, Mr. Grant was executive vice president and chief financial officer of Electronic Data Systems Corporation (EDS) an outsourcing services firm. Mr. Grant earned a Master of Business Administration and a doctorate in finance and economics from The University of Texas and his bachelor of business degree from Southern Methodist University. Mr. Grant serves on the boards of KERA, M.D. Anderson Cancer Center, Southern Methodist University’s Tate Lecture Series, Communities Foundation of Texas and Wingate Partners.

Michael D. Lambert has served as a director since September 2002 and as Chairman of the Board since June 2003. Most recently, Mr. Lambert served as Senior Vice President of the Enterprise Systems Group at Dell Computer Corporation and as a member of a six-man operating committee reporting to the Office of Chairman. Prior to joining Dell, he served as vice president of sales and marketing for Compaq. Mr. Lambert also served as vice president and general manager for the Large Computer Products division at NCR/AT&T Corp, where he spent more than 16 years serving in various senior-level roles in product management, sales and software engineering. In addition to the Vignette board, Mr. Lambert serves on the boards of directors of Western Digital Corp., and Panasas Inc. Mr. Lambert received his Bachelor of Sciences degree in business from The University of Kentucky.

Jan H. Lindelow has served as a director of Vignette since October 2002. Mr. Lindelow is an active board member of several enterprises, primarily in the high technology industry. Mr. Lindelow joined Tivoli, a unit of the IBM Software Group in June 1997 and served as chairman and Chief Executive Officer of Tivoli until the Spring of 2001. He then became vice president, Emerging Business Development for IBM until his retirement in 2002. From 1994 to 1995, Mr. Lindelow was president and Chief Operating Officer of Symbol Technologies. He also served in several senior executive positions with Asea Brown Boveri (ABB), a worldwide company delivering power and automation technologies from 1988 to 1994. Prior to ABB, Mr. Lindelow was president of Worldwide Sales and Service at Unisys/Sperry Computer Systems, a worldwide information technology services and solutions company during which time he spearheaded the company’s entry into UNIX and other open markets. Mr. Lindelow joined Unisys/Sperry in his native Sweden where he subsequently became president of Sperry’s Nordic Group. Mr. Lindelow earned a Masters of Science in engineering from the Royal Institute of Technology in Stockholm, Sweden.

Gregory A. Peters served as our Chairman of the Board until June 2003 when he stepped down as Chairman upon his appointment as President and Chief Executive Officer of Zilliant. Mr. Peters is responsible for all of Zilliant’s operations including its strategic direction, product planning and development as well as financial management. Mr. Peters served as President and Chief Executive Officer of Vignette from June 1998 to April 2001 and as Chief Executive Officer from April 2001 to July 2002. From October 1997 to May 1998, Mr. Peters served as Chief Executive Officer and President of Logic Works, Inc., a software company. Mr. Peters joined Logic Works as Chief Financial Officer and Executive Vice President, Finance and Operations in August 1996 and served as Acting President and Chief Executive Officer from April 1997 to October 1997. Mr. Peters is a Certified Public Accountant and received his Bachelor of Arts degree in Business Administration from Rhodes College in Memphis, Tennessee.

Currently, each director holds office until the annual meeting of stockholders at the end of the three year period applicable to the class of directors that such director was initially elected. There are no family relationships among any of our directors or executive officers.

Audit Committee

Our board of directors has four standing committees: an audit committee, a compensation committee, a nominating and governance committee and a stock option committee.

The audit committee is primarily concerned with the accuracy and effectiveness of the audits of our financial statements by our internal accounting staff and our independent accountants. This committee’s function is to review our quarterly and annual financial statements with our independent accountants and management; review the scope and results of the examination of our financial statements by the independent accountants; approve all professional services performed by the independent accountants and related fees; recommend the retention or replacement of the independent accountants and periodically review our accounting policies and internal accounting and financial controls. The audit committee is also responsible for establishing and overseeing our internal reporting system relating to accounting, internal accounting controls and auditing matters. The audit committee is governed by a written charter approved by our board of directors. A more complete description of the committee’s functions is set forth in the charter. The audit committee met seven times during the fiscal year ended December 31, 2003.

During the fiscal year ended December 31, 2003, the members of the audit committee were Messrs. Papermaster, Hawn and Davoli. Mr. Papermaster resigned from the board of directors in May 2003. The current members of the audit committee are Messrs. Hawn, Davoli and Grant. All members of the audit committee are “independent” as required by applicable listing standards of The Nasdaq Stock Market. The board of directors has determined that all members of the audit committee qualify as “audit committee financial experts” within the meaning of Item 401(h)(2) of Regulation S-K.

Shareholder Procedures for Director Nominations

There have not been any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the board of directors, the executive officers of the Company and persons who hold more than 10% of the Company’s outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2003 fiscal year transactions in the common stock and their common stock holdings and (ii) the written representations received from one or more of such persons, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, directors and greater than ten-percent stockholders.

Code of Ethics

In May 2003, the Company adopted a Code of Ethics for all employees and directors. In April 2004, the Company adopted a Code of Ethics for Financial Officers, which specifically applies to the Company’s Chief Executive Officer, Chief Financial Officer and persons performing similar functions. A copy of each of the codes of ethics is available on our website at www.vignette.com. We intend to post on our website any amendment to, or waiver from, a provision of our codes of ethics within five business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth the compensation earned in 2003, 2002 and 2001 by the Company’s Chief Executive Officer and the four other most highly compensated executive officers (collectively, the “Named Officers”), each of whose aggregate compensation for 2003 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries for that fiscal year.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary (1)	Bonus	Restricted Shares	Number of Securities Underlying Options	All Other Compensation(2)
Thomas E. Hogan (3)(9) President and Chief Executive Officer and Director	2003 2002 2001	$310,153 306,923 282,692	$94,687 94,688 75,547	$1,000,000 37,500 —	2,000,000 761,667 3,450,000	— 32,879 182,424

Michael Crosno (4) Executive Vice President, Worldwide Operations	2003 2002 2001	253,140 23,435 —	30,313 — —	— 685,000 —	— 1,850,000	1,438,509 — —

Jon O. Niess (5) Executive Sponsor	2003 2002 2001	221,538 105,769 —	18,406 21,875 —	— — —	— 1,050,000 —	— — —

Jeanne K. Urich (6) Senior Vice President, Professional Services	2003 2002 2001	266,884 235,385 —	11,138 13,304 —	— — —	— 1,105,000 —	— 3,832 —

David J. Shirk (7) Senior Vice President, Product Strategy and Marketing	2003 2002 2001	221,538 210,048 225,000	22,656 53,446 73,742	— — —	— 505,625 1,200,000	— 15,304 145,862

Charles W. Sansbury (8) Chief Financial Officer	2003 2002 2001	203,269 160,577 175,000	37,500 39,141 18,887	— — —	— 355,833 825,000	— 704 22,143

(1)	Salary includes amounts deferred under the Company’s 401(k) Plan.
(2)	Represents relocation expenses, other taxable perquisites paid by the Company, and cash equivalent of any restricted stock awards.
(3)	Mr. Hogan commenced employment with the Company in April 2001.
(4)	Mr. Crosno commenced employment with the Company in December 2002 and resigned in December 2003.
(5)	Mr. Niess commenced employment with the Company in July 2002.
(6)	Ms. Urich commenced employment with the Company in February 2002.
(7)	Mr. Shirk commenced employment with the Company in July 2000.
(8)	Mr. Sansbury commenced employment with the Company in January 2000.
(9)	Mr. Hogan received restricted stock awards for 30,992 and 431,034 shares in 2002 and 2003, respectively. The award in 2002 vests quarterly over a three year period from December 30, 2002. The award in 2003 was part of a long-term incentive package and vests in January 2006. During 2003, Mr. Hogan vested in 10,330 shares under his 2002 restricted stock award valued at $20,996. At December 31, 2003, Mr. Hogan held 451,696 unvested restricted shares of 451,696 valued at $1,025,350. Mr. Hogan has the right to vote and receive any dividends paid on the restricted stock awards prior to vesting in the shares.
(10)	Mr. Crosno received a restricted stock award for 500,000 in December 2002 subject to vesting of 50% on November 15, 2003 and 12.5% quarterly thereafter. Under the terms of his employment agreement, the remaining unvested restricted tock became immediately vested upon termination of his employment with the Company.

STOCK OPTIONS

OPTIONS GRANTED IN LAST FISCAL YEAR

The following table contains information concerning the stock option grants made to each of the Named Officers during 2003. No stock appreciation rights were granted to these individuals during such year.

	Individual Grants (1)
Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in 2003(2)	Exercise Price per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)*
					5%	10%
Thomas E. Hogan	2,000,000	23.4%	$2.32	11/28/2011	$2,215,393	$5,306,252
All other Named Officers	—	—	—	—	—	—

*	The stock price as of close of business on March 31, 2004 was $2.07 per share. As a result, the actual appreciation realizable by the Named Executive Officers may be less than the amount shown in the table based on the exercise prices shown above.
(1)	The options disclosed in the table were granted on November 28, 2003. The exercise price for each option may be paid in cash, in shares of Common Stock valued at the fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Compensation Committee has the discretionary authority to reprice the options through the cancellation of those options and the grant of replacement options with an exercise price based on the fair market value of the option shares on the regrant date. The options have a maximum term of eight years measured from the option grant date, subject to earlier termination in the event of the optionee’s cessation of service with the Company. 25% of the options listed in the table for Mr. Hogan become exercisable in July 2004, an additional 25% in July 2005, and the remaining 50% in January 2006. The options will vest in the event of an acquisition of the Company by merger or asset sale unless the acquiring company assumes the options. Any options that are assumed or replaced in the acquisition and do not otherwise accelerate at that time shall automatically accelerate (and any unvested option shares which do not otherwise vest at that time shall automatically vest) in the event the optionee’s service terminates by reason of an involuntary or constructive termination within 18 months following the transaction.
(2)	Based on an aggregate of 8,556,585 options granted in 2003 to all employees.
(3)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the 8-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning option exercises in 2003 and option holdings as of the end of the 2003 fiscal year with respect to each of the Named Officers. No stock appreciation rights were outstanding at the end of that year.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the- Money Options at Fiscal Year-End (1)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas E. Hogan	—	—	2,678,854	3,532,813	$270,000.	$810,000.
Michael Crosno	—	—	462,500	—	$416,250.	—
Jon Niess	150,000	$168,405	178,125	721,875	$160,625	$633,875
David J. Shirk	—	—	986,875	718,750	$225,393.	$495,000.
Jeanne K. Urich	10,000	15,402.	463,750	631,250	$30,600.	$99,000.
Charles Sansbury	—	—	755,271	507,100	$157,500.	$346,500

(1)	Based on the fair market value of the Company’s Common Stock at year-end per share ($2.27) less the exercise price payable for such shares. A portion of the shares exercisable under the options noted above are subject to repurchase by the Company at the exercise price paid per share if the optionee leaves the Company’s employ prior to full vesting.
(2)	Market price at exercise less exercise price.

Bonus Plan

The Company has an executive bonus program pursuant to which bonuses will be paid to executive officers based on individual and Company performance targets. In addition, certain non-executive employees will receive quarterly and annual bonuses if the Company meets its performance targets. The Company’s performance targets are based on meeting revenue and income levels on a quarterly and annual basis.

Employment Agreements

The compensation committee of the Board of Directors, as the administrator of the 1999 Equity Incentive Plan, can provide for accelerated vesting of the shares of common stock subject to outstanding options held by any executive officer or director of Vignette in connection with certain changes in control of Vignette. The accelerated vesting may be conditioned on the termination of the individual’s employment following the change in control event.

The compensation committee has the authority under the 1999 Equity Incentive Plan to accelerate the exercisability and vesting of outstanding options and restricted stock held by the Chief Executive Officer and the Company’s other executive officers. Such acceleration may be conditioned on the optionee’s termination of employment (whether involuntarily or through a forced resignation) and may be conditioned upon the occurrence of a merger, reorganization or consolidation or upon a hostile take-over of the Company effected through a tender offer or through a change in the majority of the Board as a result of one or more contested elections for board membership.

We entered into an offer letter dated March 5, 2001 with Thomas E. Hogan, formerly our President and Chief Operating Officer, and currently our President and Chief Executive Officer. The agreement provided for a base salary of $350,000, eligibility for an annual bonus of up to $300,000, and the grant of an option to purchase 3,450,000 shares. Mr. Hogan’s current compensation is set forth in the summary compensation table. The agreement also provided for reimbursement of certain temporary living and relocation expenses and any loss incurred upon sale of his former residence up to an appraised value. The agreement provides that if Mr. Hogan’s employment is terminated without cause or he resigns for good reason, he will receive a severance payment of twelve months salary, pro-rated annual bonus, health benefits and one year accelerated vesting of his option shares, up to a maximum of 25% of the shares. The agreement provides that if Mr. Hogan resigns his employment within 90 days following certain changes in management, then he will receive one year of accelerated vesting of his option shares.

We entered into an offer letter agreement dated January 18, 2002 with Jeanne K. Urich, our Senior Vice President of Global Professional Services. The agreement provides for a base salary of $300,000, eligibility for a quarterly bonus of up to 33% of her salary, and the grant of an option to purchase 1,000,000 shares. Ms. Urich’s most current compensation is set forth in the summary compensation table. The agreement at that time provided that Ms. Urich might borrow up to $2,000,000 from Vignette Corporation to purchase a residence. The loan, initially, was to be interest-free and was to be secured by a priority deed of trust on the residence and a pledge of any shares acquired pursuant to the exercise of her Company options. The loan was to be due six years from the execution of the loan but would have been repayable one year after she leaves the Company’s employ or upon a sale or other transfer of the residence and must be repaid from 50% of the proceeds of any sale by Ms. Urich of her option shares. As of January 2003, the

Company canceled Ms. Urich’s right to request such loan. The agreement also provided for reimbursement of certain temporary living and relocation expenses. The agreement provides that if Ms. Urich’s employment is terminated without cause she will receive a severance payment of nine months salary plus health benefits and will have six months in which to exercise her vested options.

We entered into an agreement dated July 21, 2002 with Jon O. Niess, our Senior Vice President of Global Sales. The agreement provides for a base salary of $225,000, eligibility for a quarterly bonus of up to 175,000, and the grant of an option to purchase 1,000,000 shares on a standard four (4) year vesting schedule. Mr. Niess’ current compensation is set forth in the summary compensation table. The agreement also states that if he is terminated, for anything other than cause, during Mr. Niess’ first year of employment he will receive a continuation of stock option vesting through the first year anniversary date with Vignette Corporation.

We entered into an offer letter dated January 4, 2000 with Charles Sansbury, formerly our Senior Vice President, Corporate Development, and currently our Chief Financial Officer. The agreement provided for a base salary of $175,000, eligibility for an annual bonus of up to $75,000, and the grant of an option to purchase 825,000 shares of common stock. Mr. Sansbury’s current compensation is set forth in the summary compensation table. The agreement also provided for the reimbursement of certain relocation expenses. The agreement provided that if Mr. Sansbury is terminated without cause, he will receive a severance payment of six months salary. In addition, the agreement provided that if Mr. Sansbury is involuntarily terminated within eighteen months following a change in control of the Company, then any outstanding options owned by Mr. Sansbury will become fully exercisable as fully vested shares of common stock.

We entered into an offer letter dated June 20, 2000 with Dave Shirk, formerly our Senior Vice President of Products and Strategy and currently our Senior Vice President of Product Strategy and Marketing. The agreement provided for a base salary of $225,000, eligibility for an annual bonus of up to $112,500, the grant of an option to purchase 700,000 shares of common stock and eligibility for a signing bonus in the amount of $60,000. Mr. Shirk’s current compensation is set forth in the summary compensation table. The agreement provided that if, prior to May 31, 2002, Mr. Shirk had been terminated without cause, he would have received a severance payment of twelve months salary and any outstanding options owned by Mr. Shirk would have become exercisable and vested as if he had served an additional twelve months of employment. The agreement further provided that if, at any time between May 31, 2002 and August 31, 2002, Mr. Shirk had been terminated without cause, he would have received a severance payment of eight months salary and any outstanding options owned by Mr. Shirk would have become exercisable and vested as if he had served an additional eight months of employment. Finally, the agreement provides that if, at any time after August 31, 2002, Mr. Shirk is terminated without cause, he will receive a severance payment of six months salary and any outstanding options owned by Mr. Shirk will become exercisable and vested as if he had served an additional six months of employment.

Pursuant to our acquisition of Epicentric, Inc., we entered into an agreement with Michael Crosno, who held the position of Executive Vice President, Worldwide Operations until December 2003. The agreement provided for a base salary of $275,000, eligibility for an annual bonus of up to $225,000, a cash retention payment equal to $1,000,000 to be paid in four equal installments over two years commencing six months from his start date, the grant of an option to purchase 1,850,000 shares of common stock, and a restricted stock award for 500,000 shares. Mr. Crosno’s most current compensation is set forth in the summary compensation table. The agreement provides that should Mr. Crosno’s employment be terminated for any reason other than cause, or if he resigns with good reason, he would be eligible to receive a severance payment of his previous twelve months base salary, any unpaid portion of his cash retention bonus, and all shares under his restricted stock award would immediately vest.

Director Compensation

Directors who are employees of the Company do not receive any additional compensation for their services as directors. During fiscal 2003, non-employee directors of the Company received the following compensation:

•	an annual retainer of $15,000 for serving on the board;

•	a fee of $2,000 for each board meeting attended and a fee of $500 for each special board meeting attended; and

•	an annual retainer of $5,000 for the chairman of the audit, compensation and nominating committees, respectively.

Effective October 2003, a new cash compensation plan was adopted for non-employee directors of the Company. Under this new plan, non-employee directors of the Company will receive:

•	an annual retainer of $15,000 for serving on the board;

•	a fee of $2,000 for each board meeting attended;

•	an annual retainer of $8,000 for service on the audit committee

•	an annual retainer of $5,000 for service on the compensation committee; and

•	an annual retainer of $2,000 for service on the nominating committee.

•	In addition an annual retainer is paid to those serving as chairman of the various committees as follows: $10,000 for service as chairman of the audit committee, $5,000 for service as chairman of the compensation committee and $2,500 for service as chairman of the nominating committee.

Non-employee directors are eligible to participate in the 1999 Non-Employee Directors Option Plan and the 1999 Equity Incentive Plan. During fiscal 2003, non-employee directors were eligible to receive the following non-qualified stock options:

•	75,000 shares on the date first elected or appointed to the board (unless previously employed by the Company); and

•	15,000 shares at the last Annual Meeting, provided the non-employee member had at least six-months of service with the Company as a director prior to the grant.

The exercise price for all non-employee director options is 100% of the fair market value of the shares on the grant date. The annual option grant to non-employee directors in fiscal 2003 of 15,000 shares of common stock was made on May 15, 2003 at an exercise price of $2.24 per share. Assuming continued service on the board, all non-employee director options become exercisable in 25% of the option shares after one year and in equal quarterly installments over three years thereafter.

For fiscal 2004, non-employee directors will be eligible to receive the following non-qualified stock options:

•	60,000 shares on the date he or she is first elected or appointed to the board (unless previously employed by the Company); and

•	30,000 shares at the Annual Meeting provided the non-employee member has at least six-months of service with the Company as a director prior to the grant.

•	non-employee directors will receive additional option grants for service on the various committees and for service as chairman of the various committees as follows:

•	5,000 shares for service on the audit committee and 5,000 additional shares for service as chairman of the audit committee;

•	2,500 shares for service on the compensation committee and 2500 additional shares for service as chairman of the compensation committee

•	1,250 shares for service on the nominating committee and 1,250 additional shares for service as chairman on the nominating committee.

Mr. Lambert received a one-time retainer of $60,000 and an option grant for 150,000 shares having an exercise price of $1.99 on June 24, 2003 upon his election to the position of chairman of the board

New options granted to non-employee directors will become exercisable for 100% of the option shares after one year from the date of grant.

Compensation committee interlocks and insider participation

The compensation committee of the Company’s board of directors was formed in May 1998, and the members of the compensation committee are Messrs. Hawn, Lambert and Lindelow. None of these individuals was at any time during 2003, or at any other time, an officer or employee of the Company or its subsidiaries. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s board of directors or compensation committee.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 15, 2004, certain information known to the Company regarding the beneficial ownership of the Company’s Common Stock by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of Common Stock, (ii) the directors, (iii) the chief executive officer and the four other highest paid executive officers of the Company for the year ended December 31, 2003, and (iv) the directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”). Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the shares are issue-able pursuant to stock options that are exercisable within sixty (60) days of April 15, 2004. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. The percentage of beneficial ownership for the following table is based on 288,719,337 shares of Common Stock outstanding as of April 15, 2004. Unless otherwise indicated, the address for each listed stockholder is: c/o Vignette Corporation, 1301 South MoPac Expressway, Austin, Texas 78746. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

	Shares Beneficially Owned as of April 15, 2004
Beneficial Owner	Number of Shares	Percentage of Ownership
Merrill Lynch (1)	37,362,132	12.94%
FMR Corp. (2)	31,052,254	10.76%
Michael D. Lambert (3)	38,562	*
Thomas E. Hogan (4)	3,583,068	1.24%
Michael K. Crosno (5)	—	*
Jon O. Niess (6)	306,250	*
Charles W. Sansbury (7)	888,933	*
David J. Shirk (8)	1,168,461	*
Jeanne K. Urich (9)	532,500	*
Robert E. Davoli (10)	3,052,820	1.06%
Joseph M. Grant (11)	2,000	*
Jeffrey S. Hawn (12)	75,437	*
Jan H. Lindelow (13)	158,375	*
Gregory A. Peters (14)	5,822,561	2.02%
All current directors and executive officers as a group (14 persons) (15)	16,718,983	5.79%

*	Less than 1% of the outstanding shares of Common Stock.
(1)	As reported in a Schedule 13G/A filed on February 17, 2004. Merrill Lynch Investment Managers has shared power to vote or to direct the vote as to 37,362,132 shares and shared power to dispose of or to direct the disposition of 37,362,132 shares. Merrill Lynch’s address is 800 Scudders Mill Road, Plainsboro, New Jersey 08536.
(2)	As reported in a Schedule 13G filed on February 17, 2004. FMR Corp. has the sole power to vote or to direct the vote as to 0 shares and the sole power to dispose of or to direct the disposition of 31,052,254 shares. FMR Corp.’s address is 82 Devonshire Street, Boston, Massachusetts 02109.
(3)	Includes 38,562 shares subject to currently exercisable options or options exercisable within 60 days of April 15, 2004.
(4)	Includes 3,096,042 shares subject to currently exercisable options or options exercisable within 60 days of April 15, 2004 and direct ownership of 487,026 shares.
(5)	Mr. Crosno’s employment with the Company ended in December 2003. As a result, information related to Mr. Crosno’s beneficial ownership of any other shares is not available to the Company.
(6)	Includes 306,250 shares subject to currently exercisable options or options exercisable within 60 days of April 15, 2004.
(7)	Includes 888,933 shares subject to currently exercisable options or options exercisable within 60 days of April 15, 2004.

(8)	Includes 1,168,125 shares subject to currently exercisable options or options exercisable within 60 days of April 15, 2004 and direct ownership of 336 shares
(9)	Includes 532,500 shares subject to currently exercisable options or options exercisable within 60 days of April 15, 2004.
(10)	Includes 70,348 shares subject to currently exercisable options or options exercisable within 60 days of April 15, 2004 and 866,311 shares held directly by him. An additional 956,760 shares are held by Sigma Partners III, L.P., 236,781 shares are held by Sigma Associates III, L.P., 26,349 shares are held by Sigma Investors III, L.P., 493,290 shares are held by Sigma Partners IV, L.P., 137,061 shares are held by Sigma Associates IV, L.P., 16,434 shares are held by Sigma Investors IV, L.P., 189,153 shares are held by Sigma Partners V, L.P., 52,731 shares are held by Sigma Associates V, L.P., and 7,602 shares are held by Sigma Investors V, L.P. Mr. Davoli, is a director of the Company, a general partner of Sigma Management III, L.P., and a managing director of Sigma Management IV, L.L.C. and Sigma Management V, L.L.C. Sigma Management III, L.P. is the general partner of Sigma Partners III, L.P., Sigma Associates III, L.P. and Sigma Investors III, L.P. Sigma Management IV, L.L.C. is the general partner of Sigma Partners IV, L.P., Sigma Associates IV, L.P. and Sigma Investors IV, L.P. Sigma Management V, L.L.C. is the general partner of Sigma Partners V, L.P., Sigma Associates V, L.P. and Sigma Investors V, L.P. (collectively, the “Partnerships”). Mr. Davoli disclaims beneficial ownership of the shares held by the Partnerships, except to the extent of his pecuniary interest therein arising from his partnership interests in the Partnerships.
(11)	Includes direct ownership of 2,000 shares held by Mr. Grant in a retirement trust.
(12)	Includes 75,437 shares subject to currently exercisable options or options exercisable within 60 days of April 15, 2004.
(13)	Includes 33,375 shares subject to currently exercisable options or options exercisable within 60 days of April 15, 2004, and direct ownership of 125,000 shares.
(14)	Includes 3,160,707 shares subject to currently exercisable options or options exercisable within 60 days of April 15, 2004, and direct ownership of 2,171,874 shares and 490,000 shares held by Mr. Peters in an investment trust.
(15)	Current Officer & Director Includes 10,253,198 shares subject to currently exercisable options or options exercisable within 60 days of April 15, 2004.

The following table presents the following information as of December 31, 2003: (i) aggregate number of securities to be issued under the stock plans upon exercise of outstanding options, warrants and other rights, (ii) the related weighted-average exercise price and (iii) the aggregate number of securities reserved for future issuance under such plans. The table does not include information with respect to shares subject to outstanding options assumed by the Company in business combinations. Note (5) to the table sets forth information for options assumed by the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

The Company’s Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has also entered into indemnification agreements with its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ernst & Young for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Ernst & Young during those periods.

	Fiscal 2003	Fiscal 2002
Audit Fees (1)	$340,000	$455,000
Audit-Related Fees (2)	117,558	127,011
Tax Fees (3)	384,000	258,000
All Other Fees (4)	—	—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees”, including those associated with acquisitions, employee benefit plans, and due diligence.
(3)	Tax Fees consist of fees billed for professional services rendered for the preparation of federal and state income tax returns and tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no Other Fees incurred in fiscal 2003 and fiscal 2002.

In making its recommendation to ratify the appointment of Ernst & Young as the Company’s independent auditors for the fiscal year ending December 31, 2004, the audit committee has considered whether services other than audit and audit-related services provided by Ernst & Young are compatible with maintaining the independence of Ernst & Young LLP.

The audit committee of the board has adopted a policy requiring pre-approval by the audit committee of all audit and non-audit services to be provided to the Company by the independent auditor and other accounting firms (or subsequently approving non-audit services in those circumstances where a subsequent approval is necessary and permissible). The audit committee also has the sole authority to approve the hiring and firing of the independent auditors, all audit engagement fees and terms and all non-audit engagements, as may be permissible, with the independent auditors. In accordance with this policy, the audit committee has given its approval for the provision of audit services by Ernst & Young for fiscal 2004.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

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

Reference is made to Item 15(c) of this Report.

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

(c) Exhibits

Exhibits submitted with this Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission and those incorporated by reference to other filings, are listed, below.

Exhibit Number	Description

2.1*	Agreement between Registrant and Diffusion, Inc. dated May 10, 1999.

2.2**	Agreement between Registrant and DataSage, Inc. dated January 7, 2000.

2.3****	Agreement and Plan of Merger, among Registrant, Wheels Acquisition Corp. and OnDisplay, Inc. dated May 21, 2000.

3.1†	Certificate of Incorporation of the Registrant.

3.2***	Amendment to Certificate of Incorporation of the Registrant.

3.3†	Bylaws of the Registrant.

3.4††††	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2. and 3.3

4.2†	Specimen common stock certificate.

4.3†	Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.

4.4††††	Rights Agreement dated April 25, 2002 between the Company and Mellon Investor Services, LLC.

10.1†	Form of Indemnification Agreements.

10.2†	1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.

10.3†	1999 Equity Incentive Plan.

10.4†††	Amended and Restated Employee Stock Purchase Plan.

10.5†	1999 Non-Employee Directors Option Plan.

10.6^	1999 Supplemental Stock Option Plan.

10.11†	“Prism” Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET, Inc.

10.12†	Letter Amendment to “Prism” Development and Marketing Agreement between the Registrant and CNET, Inc. dated August 15, 1998 and attachments thereto.

10.18††	Lease Agreement dated March 3, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.19††	First Amendment to Lease Agreement dated September 1, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.20††	Sublease dated September 26, 2000 among the Registrant, Aptis, Inc. and Billing Concepts Corp.

10.21^	Stock Option Agreement – Michael K. Crosno.

Exhibit Number	Description

10.22^	Restricted Stock Agreement – Michael K. Crosno

10.23^	Stock Option Agreement – Jon. O. Niess.

10.24^	Stock Option Agreement – Jeanne K. Urich.

10.25^	Stock Option Agreement I – Thomas E. Hogan.

10.26^	Stock Option Agreement II – Thomas E. Hogan.

10.27^	Stock Option Agreement – Bryce M. Johnson.

21.1^^	Subsidiaries List.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-68345).
††	Incorporated by reference to the Company’s Form 10-K/A filed on March 30, 2001 (File No. 000-25375).
†††	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002 (File No. 000-25375).
††††	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375).
*	Incorporated by reference to the Company’s Form 8-K filed on July 15, 1999 (File No. 000-25375).
**	Incorporated by reference to the Company’s Form 8-K filed on February 29, 2000 (File No. 000-25375).
***	Incorporated by reference to the Company’s definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000.
****	Incorporated by reference to the Company’s Registration Statement on Form S-4, as amended (File No. 333-38478).
^	Incorporated by reference to the Company’s Form 10-K filed on March 28, 2003 (File No. 000-25375).
^^	Incorporated by reference to the Company’s Form 10-K filed on March 15, 2004 (File No. 000-25375)

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In-process research and development (“IPR&D”)

The amounts allocated to IPR&D were based on discounted cash flow models, as modified to conform to Securities and Exchange Commission guidelines. Specifically, this model employed cash flow projections for revenue based on the projected incremental increase in revenue that the acquired company expected to receive from the completed IPR&D based on management’s estimates and the growth potential of the market. Revenue for these five-year projection periods assumed an annual compound growth rate of 17.2% and 5.0% for Epicentric and Intraspect, respectively, and was adjusted to reflect the percentage of research and development determined to be complete as of the acquisition date. Cost of revenue, selling, general and administrative expense, and research and development expense were estimated as a percent of revenue based on each acquired company’s historical results and industry averages. The cost to complete the in-process products was removed from the research and development expense. These estimated operating expenses as well as capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The after-tax cash flow projections were discounted using a risk-adjusted rate of return of 40% and 19%, respectively. Such discount rates were based on each acquired company’s weighted average cost of capital of 36%, and 17%, respectively, as adjusted upwards for the additional risk related to the projects’ development and success. The Company used external valuation companies to value the IPR&D using the above assumptions. The resulting IPR&D was expensed at the time of purchase because technological feasibility had not been established and no alternative future uses existed.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total amortization expense for the years ended December 31, 2003, 2002 and 2001 was $5.4 million, $16.4 million, and $500.6 million, respectively. Of these amounts, $2.0 million, $16.1 million, and $500.0 million was recorded as “Amortization of intangible assets” in operating expenses, respectively, and the remaining $3.4 million, $0.3 million and $0.6 million, respectively, was recorded as a cost of revenue. Estimated annual amortization expense for fiscal years 2004, 2005 and 2006 is $7.0 million, $8.2 million and $2.9 million, respectively, and $0, thereafter.

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

98,509,714

Stock plans

The Company has established five stock plans: (i) the 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”); (ii) the 1999 Equity Incentive Plan (the “1999 Plan”); (iii) the 1999 Supplemental Stock Option Plan (the “1999 Supplemental Plan”); (iv) the 1999 Non-Employee Directors Option Plan (the “Directors’ Plan”) and (v) the Employee Stock Purchase Plan (the “ESPP”). Of these plans, the 1995 Plan, the 1999 Plan, the Directors’ Plan and the ESPP have been approved by the Company’s shareholders. The 1999 Supplemental Plan did not require approval by the Company’s shareholders.

Under the 1995 Plan, certain employees, members of the Board and independent advisors were granted options to purchase shares of the Company’s common stock and were issued shares of the Company’s common stock. Options are immediately

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Deferred stock compensation

In 2001, 2002 and 2003, the Company recorded total deferred stock compensation of $15.6 million, $2.2 million and $1.0 million, respectively. In 2001, this amount related primarily to the restricted common stock issued pursuant to the employee option exchange program. In 2002, the amount related in part to the issuance of 1.1 million shares of restricted common stock to various employees. Additionally, 1.0 million options were issued to employees participating in a voluntary salary exchange program. These options were granted at an exercise price that was less than the then fair value on the date of grant, $2.80 and $3.39, respectively. In 2003, the amount primarily related to restricted stock issued to our Chief Executive Officer in November 2003. These amounts are being amortized over the vesting periods of the applicable restricted shares and options, resulting in amortization expense of $1.4 million and $1.1 million for the years ended December 31, 2002 and 2003, respectively.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2003, the Company adjusted its existing restructuring accruals, resulting in net a restructuring gain of $14.7 million. A substantial portion of this income was the result of non-recurring charges related to changes in real estate restructuring assumptions. Specifically, during the fourth quarter the Company reevaluated its office space portfolio and decided to vacate its Austin, Texas headquarters and relocate to nearby office space that had previously been identified as restructuring space. This relocation resulted in a net benefit of approximately $14.0 million in the fourth quarter of 2003 based on the application of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)” In the first quarter of 2004, the Company moved out of its existing headquarters and relocated to the nearby office space that now serves as its headquarters. As such, the Company expects to record a restructuring charge of approximately $7.1 million in the first quarter of 2004 pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Dated: May 21, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Thomas E. Hogan Thomas E. Hogan	President, Chief Executive Officer and Director	May 21, 2004

/s/ Charles W. Sansbury Charles W. Sansbury	Chief Financial Officer	May 21 , 2004

/s/ Michael D. Lambert Michael D. Lambert	Chairman of the Board of Directors	May 21, 2004

/s/ Robert E. Davoli Robert E. Davoli	Director	May 21, 2004

/s/ Kathleen Earley Kathleen Earley	Director	May 21, 2004

/s/ Joseph M. Grant Joseph M. Grant	Director	May 21, 2004

/s/ Jeffrey S. Hawn Jeffrey S. Hawn	Director	May 21, 2004

/s/ Jan H. Lindelow Jan H. Lindelow	Director	May 21, 2004

/s/ Gregory A. Peters Gregory A. Peters	Director	May 21, 2004