Form 10-Q
period 2004-06-30
VIGNETTE CORP
filed 2004-07-30
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

As of July 23, 2004, there were 288,970,046 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended June 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

in thousands

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$130,776	$171,939
Short-term investments	46,096	67,574
Accounts receivable, net	37,071	29,987
Prepaid expenses and other current assets	5,440	6,425

Total current assets	219,383	275,925

Property and equipment, net	12,121	16,671
Investments	12,505	12,446
Long-term investments in marketable securities	5,221	—
Goodwill	129,642	46,969
Other intangibles, net	53,972	11,355
Other assets	2,671	2,750

Total assets	$435,515	$366,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$51,308	$30,695
Deferred revenue	37,520	34,164
Current portion of capital lease obligations	6	67
Other current liabilities	9,235	5,250

Total current liabilities	98,069	70,176

Deferred revenue, less current portion	1,062	1,303
Other long-term liabilities, less current portion	9,668	13,291

Total liabilities	108,799	84,770

Stockholders’ equity	326,716	281,346

Total liabilities and stockholders’ equity	$435,515	$366,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Product license	$16,852	$14,950	$31,530	$31,401
Services	29,960	25,368	54,962	49,713

Total revenue	46,812	40,318	86,492	81,114
Cost of revenue:
Product license	1,625	527	2,746	1,080
Amortization of acquired technology	2,806	800	4,774	1,600
Services	13,398	9,943	24,704	20,408

Total cost of revenue	17,829	11,270	32,224	23,088

Gross profit	28,983	29,048	54,268	58,026

Operating expenses:
Research and development (1)	10,300	10,559	20,449	22,668
Sales and marketing (1)	19,270	16,292	38,482	34,520
General and administrative (1)	4,466	3,643	9,261	8,444
Purchased in-process research and development, acquisition-related and other charges	974	1,128	6,897	2,270
Business restructuring charges (gain)	(519)	(1,388)	8,660	(1,388)
Amortization of deferred stock compensation	211	237	367	614
Amortization of other intangibles	1,379	442	2,194	1,051

Total operating expenses	36,081	30,913	86,310	68,179

Loss from operations	(7,098)	(1,865)	(32,042)	(10,153)

Other income, net	1,126	1,276	1,635	2,311

Loss before provision for income taxes	(5,972)	(589)	(30,407)	(7,842)
Provision for income taxes	265	278	495	572

Net loss	$(6,237)	$(867)	$(30,902)	$(8,414)

Basic net loss per common share	$(0.02)	$(0.00)	$(0.11)	$(0.03)

Shares used in computing basic net loss per common share	288,114	252,369	278,768	251,803

(1)	Excludes amortization of deferred stock compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Research and development	$1	$85	$47	$200
Sales and marketing	—	19	(48)	41
General and administrative	210	133	368	373

	$211	$237	$367	$614

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net loss	$(30,902)	$(8,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,012	7,836
Non-cash compensation expense	367	614
Amortization of intangible assets	7,083	2,884
Non-cash restructuring charges	2,331	—
Non-cash investment impairments	—	75
Non-cash deferred compensation	5	—
Purchased in-process research and development, acquisition-related and other charges	5,552	(181)
Other charges	(568)	—
Changes in operating assets and liabilities	(6,477)	(22,907)

Net cash used in operating activities	(17,597)	(20,093)

Investing activities:
Purchase of property and equipment	(2,422)	(2,081)
Purchase of business, net of cash acquired	(39,799)	(15,449)
Maturity of short-term investments, net	21,478	48,111
Sale (purchase) of restricted investments	183	563
Proceeds from sale of equity securities	824	—
Purchase of marketable securities	(5,332)	(223)
Other	(45)	320

Net cash (used in) provided by investing activities	(25,113)	31,241

Financing activities:
Payments on capital lease obligations	(72)	(160)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	2,258	1,703
Payments for unvested common stock	(40)	—

Net cash provided by financing activities	2,146	1,543

Effect of exchange rate changes on cash and cash equivalents	(599)	1,881

Net change in cash and cash equivalents	(41,163)	14,572
Cash and cash equivalents at beginning of period	171,939	216,076

Cash and cash equivalents at end of period	$130,776	$230,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 — Stock-based Compensation

At June 30, 2004, the Company has five stock-based compensation plans. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options or its stock to its employees at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation costs are recorded. In the event that options are granted or restricted shares are issued at an exercise price that is less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the respective option or restricted stock. Deferred stock compensation is amortized on an accelerated basis over the options’ and restricted stock’s respective vesting periods, and is recorded as “Amortization of deferred stock compensation” in the Condensed Consolidated Statements of Operations.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss:

Reported net loss	$(6,237)	$(867)	$(30,902)	$(8,414)
Add: Total stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	211	237	367	614
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,940)	(24,164)	(10,466)	(48,815)

Pro forma net loss	$(10,966)	$(24,749)	$(41,001)	$(56,615)

Basic net loss per share:

Reported net loss per share	$(0.02)	$(0.00)	$(0.11)	$(0.03)

Pro-forma net loss per share	$(0.04)	$(0.10)	$(0.15)	$(0.22)

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

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 — Business Combinations

Acquisition of Tower Technology Pty Ltd

On March 1, 2004 the Company acquired all issued and outstanding shares of Tower Technology Pty Limited (“Tower Technology”), a privately held Australian company and leading provider of enterprise document and records management solutions. The consideration paid to the Tower Technology stockholders was comprised of approximately 27.2 million shares of our stock and $49.8 million in cash, including a $3.8 million payment made in July 2004 in lieu of issuing additional shares. In addition, we incurred approximately $7.4 million in transaction costs. The results of Tower Technology’s operations have been included with ours for the period subsequent to the acquisition date. The Company’s consolidated financial statements include Tower Technology’s financial position and results of operations for the period subsequent to March 1, 2004.

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

Accrued exit costs of $3.1 million relate to lease obligations for excess office space that the Company has vacated or intends to vacate under the approved facilities exit plan. The total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences would result in adjustments to the purchase price allocation and, ultimately, the amount allocated to goodwill. The impacted sites are office space located in Slough, United Kingdom; Boston, Massachusetts; Melbourne and Lane Cove, Australia and have lease commitments that expire as late as September 2008.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued severance and relocation costs of $1.4 million relate to severance, payroll taxes, outplacement and relocation benefits for certain Tower Technology employees impacted by the approved plan of termination and relocation. Approximately 50 employees were severed in the sales, marketing, professional services, engineering and general and administrative departments.

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and relocation	Total
Initial accrual at March 1, 2004	$3,146	$1,426	$4,572
Cash activity	—	(928)	(928)

Balance at March 31, 2004	3,146	498	3,644
Adjustment to accrual	90	42	132
Cash activity	(120)	(442)	(562)

Balance at June 30, 2004	$3,116	$98	3,214

Less: current portion			(2,700)

Long-term exit costs and severance and relocation			$514

Severance and relocation costs are included in “Other current liabilities” on the Consolidated Balance Sheets. The Company estimates these costs will be substantially paid within three months of June 30, 2004.

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

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and Relocation	Total
Initial accrual at December 10, 2003	$2,250	$543	$2,793
Adjustment to accrual	—	(30)	(30)

Cash activity	(67)	(507)	(574)

Balance at December 31, 2003	2,183	6	2,189
Adjustment to accrual	13	141	154
Cash activity	(225)	(147)	(372)

Balance at March 31, 2004	1,971	—	1,971

Adjustment to accrual	10	—	10

Cash activity	(209)	—	(209)

Balance at June 30, 2004	$1,772	$—	1,772

Less: Current portion			(817)

Long-term exit costs and severance and relocation			$955

Accrued exit costs of $2.3 million at acquisition date relate to lease obligations for excess office space that the Company has vacated under the approved facilities exit plan. The impacted site is office space located in Brisbane, California and has a lease commitment that expires in September 2006.

Accrued severance and relocation costs of $0.5 million at acquisition date relate to severance, payroll taxes, outplacement and relocation benefits for certain Intraspect employees impacted by the approved plan of termination and relocation. Approximately 10 employees were severed in the sales, marketing, professional services, engineering and general and administrative departments.

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

Accrued exit costs of $9.8 million at acquisition date relate to lease obligations for excess office space that the Company has vacated under the approved facilities exit plan. The total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimated costs of vacating these leased facilities, including estimated costs to sublease and sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences would result in adjustments to the purchase price allocation and ultimately, the amount allocated to goodwill. Impacted sites include office space located in San Francisco, California; New York, New York; Chicago, Illinois; and Austin, Texas. The maximum lease commitment of such vacated properties extends through December 2006.

Accrued severance and relocation costs of $1.9 million at acquisition date relate to severance, payroll taxes, outplacement and relocation benefits for certain Epicentric employees impacted by the approved plan of termination and relocation. Approximately 85 Epicentric employees were severed in the sales, marketing, professional services, engineering and general and administrative departments.

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and Relocation	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689

Cash activity	—	—	—

Balance at December 31, 2002	9,794	1,895	11,689
Adjustment to accrual	190	—	190
Cash activity	(3,692)	(1,823)	(5,515)

Balance at December 31, 2003	6,292	72	6,364
Adjustment to accrual	(58)	(69)	(127)

Cash activity	(519)	—	(519)

Balance at March 31, 2004	5,715	3	5,718
Adjustment to accrual	63	(3)	60
Cash activity	(728)	—	(728)

Balance at June 30, 2004	$5,050	$—	5,050
Less: Current portion			(2,536)

Long-term exit costs and severance and relocation			$2,514

Pro forma results of operations

The following presents the unaudited pro forma combined results of operations of the Company with Tower Technology and Intraspect for the three and six months ended June 30, 2003 and 2004, after giving effect to certain pro forma adjustments. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2003 or of future results of operations of the consolidated entities (in thousands, except for per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$46,812	$52,707	$91,726	$106,081
Loss from operations	(7,098)	(5,731)	(29,924)	(23,900)
Net loss	(6,237)	(5,206)	(28,892)	(24,424)
Basic loss per share	$(0.02)	$(0.02)	$(0.10)	$(0.09)

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 — Intangible Assets

Intangible assets with indefinite lives

The changes in the carrying amount of goodwill, net of accumulated amortization and impairment charges, for the six months ended June 30, 2004, is as follows (in thousands):

Goodwill
Balance at December 31, 2003	$46,969
Tower Technology acquisition	82,023
Purchase price adjustments	650

Balance at June 30, 2004	$129,642

The goodwill balance at December 31, 2003 pertains to the Epicentric business combination, completed in December 2002 and to the Intraspect business combination completed in December 2003. The goodwill balance as of June 30, 2004 includes the Tower Technology business combination and related purchase price adjustments.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Six months ended June 30, 2004			Year ended December 31, 2003
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Intellectual property purchases:
Capitalized research and development	$700	$(700)	$—	$700	$(583)	$117

Business combinations:
Technology	77,100	(44,589)	32,511	47,000	(39,818)	7,182
Non-compete contracts	2,200	(750)	1,450	800	(433)	367
Customer relationships	23,400	(3,389)	20,011	5,200	(1,511)	3,689

Total	$103,400	$(49,428)	$53,972	$53,700	$(42,345)	$11,355

The net carrying amount of intangible assets acquired in business combinations relates to the Epicentric, Intraspect, and Tower Technology purchases.

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three and six months ended June 30, 2004 was $4.2 million and $7.0 million, respectively. Total amortization expense for the three and six months ended June 30, 2003 was $1.4 million and $2.9 million, respectively. Of these totals, $1.4 million and $2.2 million was recorded as “Amortization of intangible assets” in operating expenses for the three and six months ended June 30, 2004 and $0.4 million and $1.1 million for the three and six months ended June 30, 2003, respectively. The remaining $2.8 million and $4.8 million for the three and six months ended June 30, 2004 and the remaining $0.8 million and $1.6 million for the three and six months ended June 30, 2003 was recorded as a cost of revenue.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated annual amortization expense (in thousands) for the six months ended December 31, 2004 and the next five years is as follows:

For the six months ended December 31, 2004	$8,100
For the year ended December 31, 2005	$11,300
For the year ended December 31, 2006	$8,400
For the year ended December 31, 2007	$8,400
For the year ended December 31, 2008	$8,100
For the year ended December 31, 2009	$8,100

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

	June 30, 2004	December 31, 2003
Restricted investments (cost approximates fair value)	$10,023	$10,229
Equity investments:
Common stock	1,354	465
Limited partnership interest	1,128	1,752

	12,505	12,446
Investments in marketable securities	5,221	—

Total long-term investments	$17,726	$12,446

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

During the quarter ended March 31, 2004, the Company received a cash distribution from its limited partner interest in the amount of approximately $0.8 million, which was recorded as a reduction in its carrying value. No such distributions were received during the second quarter ended June 30, 2004; however, the Company recorded an unrealized gain on an investment of $0.9 million.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized no impairment charges during the three and six months ended June 30, 2004 and 2003. Such impairments are recorded in “Other income (expenses), net” on the Condensed Consolidated Statements of Operations.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002, 2003 and 2004. Components of business restructuring charges and the remaining restructuring accruals as of June 30, 2004 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	5,950	2,331	898	9,179
Cash activity	(2,337)	—	(771)	(3,108)
Non-cash activity	—	(2,331)	—	(2,331)

Balance at March 31, 2004	16,138	—	499	16,637
Adjustment to accrual	(747)		228	(519)
Cash activity	(1,757)		(380)	(2,137)

Balance at June 30, 2004	$13,634	$—	$347	13,981
Less: current portion				(8,296)

Accrued restructuring costs, less current portion				$5,685

At June 30 2004, remaining cash expenditures resulting from the restructuring are estimated to be $14.0 million and relate primarily to facility lease commitments. Excluding facilities lease commitments, the Company estimates that these costs will be substantially incurred within one year. The Company has substantially implemented its restructuring efforts initiated in conjunction with its restructuring plan; however, there can be no assurance that the estimated costs of the Company’s restructuring efforts will not change.

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

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

its existing headquarters and relocated to the nearby office space that now serves as its headquarters. As such, the Company recorded a restructuring charge of approximately $8 million in the first quarter of 2004 pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue integration strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; Brisbane and San Francisco, California; New York, New York; Boston and Waltham, Massachusetts; Slough, United Kingdom; Frankfurt, Germany; Paris, France; Madrid, Spain; and Lane Cove and Melbourne, Australia. The maximum lease commitment of such vacated properties extends through March 2010.

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

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Leases

The Company leases its office facilities and office equipment under various operating and capital lease agreements having expiration dates through 2011. Rent expense was $1.6 million and $1.4 million for the three months ended June 30, 2004 and June 30, 2003. Future minimum payments as of June 30, 2004 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income	Capital Leases
Remaining 2004	$8,446	$1,085	$6
2005	14,717	2,021	—
2006	8,767	1,006	—
2007	5,576	712	—
2008	4,424	679	—
Thereafter	9,974	792	—

Total minimum lease payments	$51,724		6

Total minimum sublease rentals		$6,295	—

Amounts representing interest			—

Present value of net minimum lease payments (including current portion of $6)			$6

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

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Software license indemnifications

Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”), requires that the Company recognize the fair value for certain guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002. When the Company determines that a loss is probable, the estimated loss must be recognized as it relates to applicable guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify customers of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes on the intellectual property rights of a third party. The Company records resulting costs as incurred and historically, such costs have not been material. Accordingly, the Company has not recorded a liability related to these indemnification provisions.

NOTE 8 — Comprehensive Income (Loss)

The Company’s comprehensive loss is included as a component of stockholders’ equity and is composed of (i) net loss, (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(6,237)	$(867)	$(30,902)	$(8,414)
Foreign currency translation adjustments	(478)	731	(510)	961
Unrealized gain (loss) on investments	763	(94)	839	(304)

Total comprehensive loss	$(5,952)	$(230)	$(30,573)	$(7,757)

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

Common equivalent shares, consisting of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options, are excluded from the diluted earnings per share calculation as their effect is anti-dilutive. There were approximately 0.7 million and 1.0 million restricted shares and 7.9 million and 9.6 million stock options outstanding using the treasury stock method as of June 30, 2004 and 2003, respectively.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Accounts payable	$4,320	$2,205
Accrued employee liabilities	11,524	9,324
Accrued restructuring charges	8,296	5,509
Accrued exit and severance costs	6,053	2,660
Accrued acquisition consideration	7,093	258
Accrued other charges	14,022	10,739

	$51,308	$30,695

NOTE 11 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Accrued restructuring charges, net of current portion	$5,685	$7,388
Accrued exit and severance costs, net of current portion	3,983	5,893
Capital lease obligation, less current portion	—	10

	$9,668	$13,291

NOTE 12 — Stockholders’ Equity

Stockholders’ equity consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Common stock	$2,889	$2,601
Additional paid-in capital	2,747,030	2,671,792
Deferred stock compensation	(843)	(1,260)
Accumulated other comprehensive income	1,027	697
Accumulated deficit	(2,423,387)	(2,392,484)

	$326,716	$281,346

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

Our solutions and products are supported by our professional services organization, Vignette Professional Services (“VPS”). VPS offers pre-packaged and custom services, using documented best practices, to help organizations define their online business objectives and deploy their applications. Our education, consulting and customer care teams give customers the benefit of our experience with thousands of customer implementations. We partner with a number of leading system integrators such as Accenture, EDS, Bearing Point and Deloitte Consulting to implement our software for their clients. In many cases, we work in blended teams to implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as BEA Systems, IBM and Sun Microsystems.

We currently have 925 full-time employees, an increase of 13% from 815 at June 30, 2003. The increase was substantially the result of our recent acquisitions.

Recent Events

Tower Technology Acquisition

On March 1, 2004, we completed the acquisition of privately held Tower Technology Pty Limited (“Tower Technology”), a leading enterprise document and records management, imaging and workflow vendor. With the completion of the Tower Technology acquisition, we are able to offer enterprise content management capabilities for managing high volumes of documents, online transactions and records, in combination with our portal, Web content management and collaboration technologies. The consideration paid to the Tower Technology stockholders was comprised of approximately 27.2 million shares of our stock and $49.8 million in cash, including a $3.8 million payment made in July 2004 in lieu of issuing additional shares. In addition, we incurred approximately $7.4 million in transaction costs. The results of Tower Technology’s operations have been included with ours for the period subsequent to the acquisition date.

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

Overview of Second Quarter Results

Our financial results for the quarter ended June 30, 2004 were within our expectations.

Relative to the second quarter of 2004, total revenue for the first quarter increased 18% to $46.8 million, reflecting contributions from our recent Tower Technology and Intraspect acquisitions. International revenue represented approximately 39% of total revenue in the quarter. No single customer accounted for more than 10% of our revenues.

Total operating expenses were approximately $53.9 million and included $1.0 million for acquisition-related charges, $2.8 million for the amortization of acquired technology, $1.4 million for the amortization of intangible assets and $0.2 million for the amortization of deferred stock compensation. Most of these charges relate to our previous acquisitions. Also included in total operating expenses for the second quarter is $0.5 million for net restructuring income resulting primarily from changes in our non-operating real estate obligations. The remaining $48.0 million of operating expenses reflects an increase from the first quarter of 2004 primarily due to our first full quarter of combined operations following the completion of the Tower Technology acquisition.

Total deferred revenue at June 30, 2004 was approximately $38.6 million, an increase of $3.1 million as compared to December 31, 2003. Such increase for the quarter relates primarily to the deferred revenue we acquired through the Tower Technology business combination.

Our cash and short-term investment balance at June 30, 2004 was $176.9 million and we have no debt outstanding. In the quarter, our operating activities used approximately $7.5 million of cash. Such usage is primarily related to integration costs associated with our first quarter purchase of Tower Technology, restructuring and exit commitments, as well as net operating losses, excluding non-cash charges.

Forward-looking Information

During our second quarter 2004 financial results conference call dated July 22, 2004 we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended September 30, 2004.

We expect total revenue of approximately $45.0 million to $48.5 million with license revenue accounting for approximately 36% to 38% of total revenue and services revenue accounting for the remaining 62% to 64%.

We expect a gross margin of approximately 68% to 71%, depending on the mix of business in the quarter.

In terms of operating expenses, we expect research and development to be approximately 23% to 25% of revenue, sales and marketing to be approximately 39% to 41% of revenue, and general and administrative to be approximately 9% of revenue.

We expect other income and expenses for the quarter to be approximately $0.6 million and we expect to report a tax provision of approximately $0.3 million.

We expect other charges totaling approximately $5.4 million comprised of the following: $2.8 million related to the amortization of acquired technology; $0.2 million related to the amortization of deferred stock compensation; $1.4 million related to the amortization of intangible assets; and $1.0 million related to acquisition and integration charges. Including these charges, we expect a net loss of $0.02 to $0.03 per share assuming 288 million weighted average shares outstanding.

Outlook

Our objective is to maintain and extend our leadership position as a global provider of applications and products that enable organizations to harness the power of information and the Web to deliver measurable improvements in business efficiency. We will continue to focus on delivering sustained revenue growth and cash generation, expanding our customer base of Global 2000 organizations both at the enterprise and departmental levels, extending our technology and product leadership through internal investment in research and development, expanding our global sales capabilities and extending our partnership alliances with leading technology and services companies.

Our strategy from an execution and distribution perspective is to maintain focus on our selling approach and messaging. Specifically, we will increasingly focus on business problems and their corresponding solutions. We will address specific business imperatives, such as compliance, customer self-service, employee productivity, partner and supplier collaboration, demand generation and expense reduction through areas such as site consolidation and the elimination of manual paper processing. We will also focus on the indirect channel, particularly opportunities to expand our OEM business, and continue our commitment to customer service. We believe these efforts, combined with the new breadth of our solutions, will better position us to meet and exceed customer demands for an integrated set of best-of-breed applications and capture market share.

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

Revenue recognition. Revenue consists of product and service fees. Product fee income is earned through the licensing or right to use our software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, consulting services and training services.

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

Allowance for doubtful accounts. We continuously assess the collectibility of outstanding customer invoices and in doing such, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience, a customer’s current credit-worthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. For example, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Long-term investments. Long-term investments include investments in equity securities of both private and public companies and restricted certificates of deposit with original maturities in excess of one year. Long-term investments are recorded at their estimated fair value. We periodically analyze our long-term investments for impairments considered other than temporary. In performing this analysis, we evaluate whether general market conditions which reflect prospects for the economy as a whole, or information pertaining to an investment’s industry or that individual company, indicates that a decline in value that is other than temporary has occurred. If so, we consider specific factors, including the financial condition and near-term prospects of each investment, any event that may affect the investee company, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We record an investment impairment charge in the line item “Other income (expense), net” when we believe an investment has experienced a decline in value that is other than temporary.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Business restructuring. We vacated excess leased facilities as a result of the restructuring plan we initiated in 2001 and subsequently expanded in 2002, 2003 and 2004. We recorded an accrual for the remaining lease liabilities of such vacated properties as well as brokerage commissions, partially offset by estimated sublease income. We estimated the costs of these excess leased facilities, including estimated costs to sublease and sublease income, based on market information and trend analysis. We continually assess our real estate portfolio and may vacate or occupy other leased space as dictated by our analysis. Actual results could differ from these estimates. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments.

Goodwill and identifiable intangible assets. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. There was no impairment charge related to goodwill or other intangible assets in 2003 or during the quarter or six months ended June 30, 2004.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Product license	36%	37%	36%	39%
Services	64	63	64	61

Total revenue	100	100	100	100
Cost of revenue:
Product license	3	1	3	1
Amortization of acquired technology	6	2	5	2
Services	29	25	29	25

Total cost of revenue	38	28	37	28

Gross profit	62	72	63	72
Operating expenses:
Research and development	22	26	24	28
Sales and marketing	41	40	44	43
General and administrative	10	9	11	10
Purchased in-process research and development, acquisition-related and other charges	2	3	8	3
Business restructuring charges (gain)	(1)	(3)	10	(2)
Amortization of deferred stock compensation	—	1	—	1
Amortization of intangibles	3	1	3	1

Total operating expenses	77	77	100	84

Loss from operations	(15)	(5)	(37)	(12)

Other income (expense), net	2	4	2	3

Loss before provision for income taxes	(13)	(1)	(35)	(9)
Provision for income taxes	1	1	1	1

Net loss	(13)%	(2)%	(36)%	(10)%

Comparison of the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003 (in thousands, unless otherwise noted).

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	fluctuation	2004	2003	fluctuation
Product license	$16,852	$14,950	13%	$31,530	$31,401	—
Maintenance and support	18,386	15,776	17%	34,096	30,490	12%
Professional services	11,574	9,592	21%	20,866	19,223	9%

Total services revenue	29,960	25,368	18%	54,962	49,713	11%

Total revenue	$46,812	$40,318	16%	$86,492	$81,114	7%

Total revenue increased 16% in the three months ended June 30, 2004, compared to the three months ended June 30, 2003. This increase is primarily attributable to revenue generated from our recent business combinations with Intraspect and Tower Technology as partially offset by the continued challenges in information technology spending.

Total revenue increased 7% in the six months ended June 30, 2004 from $81.1 million in the six months ended June 30, 2003. This increase is primarily attributable to revenue generated from our recent business combinations.

Product license. Product license revenue increased 13% during the three months ended June 30, 2004 due to the addition of the collaboration product and document and records management, imaging, and workflow products to our suite of product offerings. Product license revenue remained flat in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Services. Services revenue increased 18% in the three months ended June 30, 2004, compared to the same period in 2003 and 11% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase was primarily driven by increased maintenance and support revenue attributable to our recent acquisitions of Intraspect and Tower Technology.

During the comparative three and six months ended June 30, 2004 and 2003, no single customer accounted for more than 10% of our total revenues. International revenue was $18.1 million and $9.6 million, or 39% and 24% of total revenues in the three months ended June 30, 2004 and 2003, respectively. International revenue was $30.3 million and $20.7 million or 35% and 26% of total revenues, in the six months ended June 30, 2004 and 2003, respectively. The significant increase in the proportion of revenue generated outside North America is primarily attributable to the Tower Technology acquisition.

Cost of Revenue

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing professional and maintenance services.

Cost of revenue amounts and percentages are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	fluctuation	2004	2003	fluctuation
Product license	$1,625	$527	208%	$2,746	$1,080	154%
Amortization of acquired technology	2,806	800	251%	4,774	1,600	198%

Maintenance and support	3,656	2,010	82%	6,161	4,195	47%
Professional services	9,742	7,933	23%	18,543	16,213	14%

Total cost of services revenue	13,398	9,943	35%	24,704	20,408	21%

Total cost of revenue	17,829	11,270	58%	32,224	23,088	40%

Gross profit	$28,983	$29,048	0%	$54,268	$58,026	(6)%

As a percent of sales, gross profit represented 62% and 72% for the three months ended June 30, 2004 and June 30, 2003, respectively. For the six months ended June 30, 2004 and 2003, gross profit represented 63% and 72% respectively. The reduction in 2004 over 2003 was primarily due to the amortization of acquired technology related to our Intraspect and Tower Technology acquisitions as well as higher costs of supporting our expanded product offerings.

Operating expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	fluctuation	2004	2003	fluctuation
Research and development	$10,300	$10,559	(2)%	$20,449	$22,668	(10)%
Sales and marketing	19,270	16,292	18%	38,482	34,520	11%
General and administrative	4,466	3,643	23%	9,261	8,444	10%
Purchased in-process research and development, acquisition- related and other charges	974	1,128	(14)%	6,897	2,270	204%
Business restructuring charges	(519)	(1,388)	(63)%	8,660	(1,388)	724%
Amortization of deferred stock compensation	211	237	(11)%	367	614	(40)%
Amortization of intangible assets	1,379	442	212%	2,194	1,051	109%

Total operating expenses	$36,081	$30,913	17%	$86,310	$68,179	27%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 2% in the three months ended June 30, 2004 and 10% in the six months ended June 30, 2004 relative to the same periods in 2003. The decrease related primarily to our restructuring efforts via reduced engineering headcount, lower facilities expenses and other cost-saving measures. Despite this decrease, we believe that continued investment in research and development is critical to attaining our strategic objectives. We, therefore, expect that spending on research and development will increase in future periods, particularly in light of our acquisition of Tower Technology in March 2004.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses increased 18% in the three months ended June 30, 2004 and 11% in the six months ended June 30, 2004. The increase for the three and six months ended June 30, 2004 compared to the same period in 2003 is attributable to expansion of our direct sales organization. The increase for the six-month period ended June 30, 2004 compared to 2003 was also driven by bad debt charges recorded in the first quarter of 2004. We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period due to the timing of new product releases and entry into new market areas, investment in marketing efforts and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses increased 23% in the three months ended June 30, 2004 and 10% in the six months ended June 30, 2004. These increases are due primarily to increased costs associated with the recent growth of our business and increased costs of meeting regulatory reporting requirements. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on regulatory requirements, legal proceedings and fees paid to outside professional service providers, particularly related to Sarbanes Oxley compliance activities.

Purchased in-process research and development, acquisition-related and other charges. Acquisition-related and other charges include costs incurred for employees and consultants and relate to product integration and cross training, other employee-related charges and Epicentric contingent compensation arrangements. The following table presents acquisition-related and other charges for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Purchased in-process research and development	$—	$—	$4,800	$—
Cross-training, product integration and other	494	6	1,290	302
Other employee-related charges	480	9	807	86
Contingent compensation	—	1,113	—	1,882

	$974	$1,128	$6,897	$2,270

Included in the acquired net assets of Tower Technology Pty Limited was purchased in-process research and development (“IPR&D”) efforts that we intended to substantially rework before integrating into our products (in thousands):

Acquired Company	Acquired IPR&D - Project Description	Estimated Fair Value	Current Status at June 30, 2004
Tower Technology Pty Limited (2004)	Tower IDM 20.0™—Collaborative document management functionality with process automation solutions and decentralization of configuration. Tower Seraph 4.4™—provides document review workflows, case management and Section 508 compliance	$4,800	Application from this project is being reworked and is expected to be integrated into our product line within 15 months.

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

Business restructuring charges. In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003 and 2004, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals as of June 30, 2004 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	5,950	2,331	898	9,179
Cash activity	(2,337)	—	(771)	(3,108)
Non-cash activity	—	(2,331)	—	(2,331)

Balance at March 31, 2004	16,138	—	499	16,637
Adjustment to accrual	(747)		228	(519)
Cash activity	(1,757)		(380)	(2,137)

Balance at June 30, 2004	$13,634	$—	$347	13,981
Less: current portion				(8,296)

Accrued restructuring costs, less current portion				$5,685

Results for the first quarter of 2004 include net restructuring costs of $9.2 million. In the first quarter of 2004, we moved out of our existing headquarters and relocated to nearby office space that now serves as our headquarters. As such, we recorded a restructuring charge of approximately $8.0 million in the first quarter of 2004 pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In addition, we incurred severance and other real estate-related expenses of approximately $1.2 million resulting from our business combination with Tower Technology.

Remaining cash expenditures resulting from the restructuring are estimated to be $14.0 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment is eight years. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change.

Facility lease commitments relate to lease obligations for excess office space that we have vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. Total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis. We continually assess our estimates of our real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments. Facility lease commitments relate to our departure from certain office space in Austin, Texas; Brisbane and San Francisco, California; New York, New York; Boston and Waltham, Massachusetts; Slough, United Kingdom; Frankfurt, Germany; Paris, France; Madrid, Spain; and Lane Cove and Melbourne, Australia. The maximum lease commitment of such vacated properties extends through March 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cost of revenue - services	$—	$—	$—	$—
Research and development	1	85	47	200
Sales and marketing	—	19	(48)	41
General and administrative	210	133	368	373

	$211	$237	$367	$614

Amortization of intangible assets. Intangible amortization expense increased 212% in the three months ended June 30, 2004, and 109% in the six months ended June 30, 2004 from the same periods in 2003. This increase related to amortization expense for assets assumed from the Intraspect and Tower Technology acquisitions. Amortization expense is recorded ratably over the estimated useful lives of the intangible assets which range from 2 to 6 years.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, as well as recognized investment gains and losses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	fluctuation	2004	2003	fluctuation
Other income, net	$1,126	$1,276	(12)%	$1,635	$2,311	(29)%

Other income decreased 12% in the three months ended June 30, 2004 and 29% in the six months ended June 30, 2004 due to the lower cash balances available for investing as well as a general decline in investment yields on our lower cash, cash equivalents and short-term investment balances as partially offset by foreign currency gains incurred in the second quarter of 2004.

At June 30, 2004, our unrestricted, long-term strategic investments totaled $2.5 million. At June 30, 2004, we also had $5.2 million in unrestricted long-term marketable securities. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	fluctuation	2004	2003	fluctuation
Provision for income taxes	$265	$278	(5)%	$495	$572	(13)%

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

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	June 30, 2004	December 31, 2003
Cash and cash equivalents	$130,776	$171,939
Short-term investments	$46,096	$67,574
Working capital	$121,314	$205,749
Current ratio	2.2:1	3.9:1
Days of sales outstanding – for the quarter ended	72	70

At June 30, 2004, we had $176.9 million in cash, cash equivalents and short-term investments and no debt. We generally invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale.

Net cash used in operating activities was $17.6 million and $20.1 million during the first six months of 2004 and 2003, respectively.

Net cash used in investing activities was $25.1 million during the first half of 2004 compared to net cash provided by investing activities of $31.2 million during the first six months of 2003. The increase in investing outflows was primarily due to the purchase of Tower Technology in the first quarter of 2004, as compared to 2003 when we had a net cash inflow resulting primarily from the maturity of our investments in short-term marketable securities, partially offset by purchase consideration for our acquisitions of Epicentric, Inc. and Intraspect Software, Inc. We expect that our future investing activities will generally consist of capital

Net cash provided by financing activities was $2.1 million and $1.5 million during the first six months of 2004 and 2003, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of employee stock purchase plan shares.

Our long-term investments are classified as available-for-sale and generally consist of common stock in publicly held technology companies, limited partnership interests in a technology incubator, and cash collateral pledged for certain lease obligations. At June 30, 2004, long-term investments totaled $12.5 million, compared to $12.4 million at December 31, 2003. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At June 30, 2004 and December 31, 2003, we had pledged $10.0 million and $10.2 million, respectively, as cash collateral for certain of our lease obligations. These investments will remain restricted to the extent that the security requirements exist.

We expect our existing cash, cash equivalents and short-term investment balances will continue to decline in the near future. We expect to fund our operations, capital expenditures and investments from a combination of available cash and short-term investment balances and, to a lesser extent, internally generated funds. The consideration paid to the Tower Technology stockholders was comprised of approximately 27.2 million shares of our stock and $49.8 million in cash, including a $3.8 million payment made in July 2004 in lieu of issuing additional shares. We believe that our existing balances will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months. We may require additional funds for other purposes and may seek to raise such additional funds through public and private equity financings or from other sources. However, there can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

Leases

Future minimum payments as of June 30, 2004 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income	Capital Leases
Remaining 2004	$8,446	$1,085	$6
2005	14,717	2,021	—
2006	8,767	1,006	—
2007	5,576	712	—
2008	4,424	679	—
Thereafter	9,974	792	—

Total minimum lease payments	$51,724		6

Total minimum sublease rentals		$6,295	—

Amounts representing interest			—

Present value of net minimum lease payments (including current portion of $6)			$6

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

Risks Related to Our Business

We Expect to Incur Future Losses

We have not consistently achieved profitability and we expect to incur net operating losses in the coming quarter and potentially in future quarters. To date, we have primarily funded our operations from the sale of equity securities. We expect to continue to incur significant product development, sales and marketing, and administrative expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot be certain that we will generate sufficient revenues to achieve and maintain profitability. If we do return to profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

We Must Succeed in the Portal, Collaboration and Content Management Market as Well as the Enterprise Content Management and the Document and Records Management Markets if We Are to Realize the Expected Benefits of the Tower Technology and Intraspect Acquisitions

Our long-term strategic plan depends upon the successful development and introduction of products and solutions that address the needs of the portal, collaboration and content management market as well as the enterprise content management and the document and records management markets. For us to succeed in these markets, we must align strategies and objectives and focus a significant portion of our resources towards serving these markets. In addition, we must successfully integrate these various modules into a suite of closely interoperable solutions to maximize return on these investments.

The challenges involved in this integration include the following:

•	coordinating and integrating international and domestic operations;

•	combining product offerings and product lines quickly and effectively;

•	successfully managing difficulties associated with transitioning current customers to new product lines;

•	demonstrating to our customers that the acquisition will not result in adverse changes in customer service standards or business focus;

•	retaining key alliances; and

•	persuading our employees that our business cultures are compatible.

In addition, our success in this new market will depend on several factors, many of which are outside our control including:

•	continued growth of the portal, collaboration and content management market;

•	continued growth of the enterprise content management and document and records management markets;

•	deployment of the combined companies’ products by enterprises; and

•	emergence of substitute technologies and products.

If we are unable to succeed in this market, our business may be harmed and we may be prevented from realizing the anticipated benefits of the acquisitions.

We Must Overcome Significant Challenges in Integrating Business Operations and Product Offerings to Realize the Benefits of our Recent Acquisitions of Tower Technology and Intraspect

The Tower Technology and Intraspect acquisitions will not achieve their anticipated benefits unless we successfully combine and integrate business operations and products in a timely manner. Integration will be a complex, time-consuming and expensive process and may result in revenue disruption and operational difficulties if not completed in a timely and efficient manner. Prior to the acquisitions, each company operated independently, each with its own business, business culture, markets, clients, employees and systems. Following the acquisitions, we must operate as a combined organization utilizing common information communication systems, operating procedures, financial controls and human resource practices, including benefits, training and professional development programs. There may be substantial difficulties, costs and delays involved in the integration. These difficulties, costs and delays may include:

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

We may not succeed in addressing these risks or any other problems encountered in connection with the acquisitions. If the benefits of the acquisitions do not exceed the costs associated with the acquisitions, including the dilution to our stockholders resulting from the issuance of shares in connection with the acquisitions, our financial results could be harmed.

Delays in the Integration of Tower Technology’s and Intraspect’s Technology Could Result in the Loss of the Benefits of the Acquisitions

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

Both Vignette and Tower Technology Have Incurred Significant Costs Associated With the Acquisition

We estimate that we have incurred direct transaction costs of approximately $4.7 million associated with the acquisition, which has been included as a part of the total purchase cost for accounting purposes. In addition, Tower Technology has incurred direct transaction costs of approximately $2.8 million. We believe the combined entity may incur charges to operations, which are not currently reasonably estimable, in the quarters which follow, to reflect costs associated with integrating the two companies. We incurred an in-process research and development charge of $4.8 million and we expect ongoing charges for amortization of intangibles, consisting primarily of purchased technology, acquired in the acquisition. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition.

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

There May Be Sales of Substantial Amounts of Our Common Stock After the Tower Technology Acquisition, Which Could Cause Our Stock Price to Fall

A substantial number of shares of our common stock issued in connection with the Tower Technology acquisition may be sold into the public market. As a result, our stock price could fall. Of the approximately 27.2 million shares of our common stock issued in connection with the acquisition, approximately 11.9 million shares are immediately available for resale by the former shareholders of Tower Technology. Under the lock-up agreements, which could be modified at the discretion of management in favor of the former shareholders, the remaining shares will be released and available for sale in the public market in varying amounts between July 13, 2004 and February 25, 2005. In comparison, the average daily trading volume of our common stock for the three-month period ending on May 6, 2004 was approximately 1.6 million shares. A sale of a large number of newly-released shares of our common stock could therefore result in a sharp decline in our stock price. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

Our Business May Become Increasingly Susceptible to Numerous Risks Associated with International Operations

International operations are generally subject to a number of risks, including:

•	expenses associated with customizing products for foreign countries;

•	protectionist laws and business practices that favor local competition;

•	changes in jurisdictional tax laws including laws regulating intercompany transactions;

•	dependence on local vendors;

•	multiple, conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	difficulties in collecting accounts receivable;

•	seasonality of operations;

•	foreign currency exchange rate fluctuations; and

•	political and economic instability.

The acquisition of Tower Technology substantially increases our international operations. We recorded 39% and 35% of our total revenue for the quarter and six months ended June 30, 2004, respectively, through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States of America and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Asia and Australia where transactions are denominated in the local currency of each location. As a result, our financial results could be affected by changes in foreign currency exchange rates. Although during the second quarter we did not use derivatives to hedge potential exposure to foreign currency exchange rate risk, the Company recently established a foreign exchange policy which will allow for limited, non-speculative hedging activities to protect against fluctuations for specific balance sheet transactions.

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

At June 30, 2004, our cash and cash equivalents consisted primarily of commercial paper. Our short-term investments will mature in less than one year from June 30, 2004 and were invested in corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. These securities are classified as available-for-sale and are recorded at their estimated fair value.

Long-term investments. We invest in emerging technology companies considered strategic to our software business. At June 30, 2004, long-term investments consisted of common stock held in publicly-traded technology companies and a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. Our investments in redeemable convertible preferred stock in privately-held technology companies were fully impaired as of June 30, 2002. Fair values were based on quoted market prices where available. If quoted market prices were not available, we use a composite of quoted market prices of companies that are comparable in size and industry classification to our portfolio. We classify our long-term investments as available-for-sale and recorded a cumulative net unrealized gain of approximately $0.9 million related to these securities at June 30, 2004.

In addition to strategic investments, we held $10.0 million and $10.2 million in restricted investments at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. All restricted investments mature in 2004 and the average yield of these investments is approximately 1.25%.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company’s stockholders was held on May 21, 2004. At that meeting, two proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect two Class II directors (with Thomas E. Hogan and Michael D. Lambert being the nominees) to serve until the 2006 Annual Meeting of Stockholders. Proposal 2 was a proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2004.

	Number of Votes
Proposal	For	Against	Abstain/ Withhold	Broker Non-Vote
Proposal 1 – Election of directors:
Thomas E. Hogan	237,552,761	—	1,985,189	—
Michael D. Lambert	237,299,408	—	2,238,542	—
Proposal 2 – Ratification of Ernst & Young LLP appointment	235,750,330	3,503,521	284,099	—

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description
31.1	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification to the Securities and Exchange Commission by Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

(i)	Vignette Corporation Press Release issued on April 29, 2004 (Items 7 and 12), announcing the financial results for the respective three month period ended March 31, 2004

(ii)	Vignette Corporation Press Release issued on May 10, 2004 (Items 5 and 7), regarding the appointment of Ms. Kathleen Earley to its Board of Directors.

(iii)	On May 17, 2004, Vignette Corporation amended its Form 8-K issued on March 5, 2004, to include audited financial statements of Tower Technology for the year ended June 30, 2003 and unaudited pro forma condensed income statements of Vignette Corporation and Tower Technology for the year ended December 31, 2003 and three months ended March 31, 2004.

(iv)	On June 28, 2004, Vignette Corporation issued Amendment No.1 (Items 2 and 7) to its amended Form 8K/A dated May 17, 2004, to include the unaudited condensed consolidated balance sheet as December 31, 2003 and unaudited statement of operations and unaudited statement of cash flows for the six months ended December 31, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGNETTE CORPORATION

Date: July 30, 2004	/s/ Charles W. Sansbury
Charles W. Sansbury
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)