Form 10-Q
period 2004-09-30
VIGNETTE CORP
filed 2004-11-09
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

As of October 29, 2004, there were 289,110,086 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended September 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

in thousands

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,219	$171,939
Short-term investments	31,816	67,574
Accounts receivable, net	29,832	29,987
Prepaid expenses and other current assets	7,310	6,425

Total current assets	209,177	275,925
Property and equipment, net	11,698	16,671
Investments	12,427	12,446
Goodwill	128,217	46,969
Other intangibles, net	49,789	11,355
Other assets	2,237	2,750

Total assets	$413,545	$366,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$41,493	$30,695
Deferred revenue	34,592	34,164
Current portion of capital lease obligations	—	67
Other current liabilities	9,299	5,250

Total current liabilities	85,384	70,176
Deferred revenue, less current portion	918	1,303
Other long-term liabilities, less current portion	7,184	13,291

Total liabilities	93,486	84,770
Stockholders’ equity	320,059	281,346

Total liabilities and stockholders’ equity	$413,545	$366,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Product license	$12,313	$13,405	$43,843	$44,806
Services	30,301	24,602	85,263	74,315

Total revenue	42,614	38,007	129,106	119,121
Cost of revenue:
Product license	939	886	3,685	1,966
Amortization of acquired technology	2,804	800	7,578	2,400
Services	13,618	9,558	38,322	29,966

Total cost of revenue	17,361	11,244	49,585	34,332

Gross profit	25,253	26,763	79,521	84,789
Operating expenses:
Research and development (1)	10,860	8,783	31,309	31,451
Sales and marketing (1)	18,553	16,607	57,036	51,127
General and administrative (1)	4,453	4,104	13,714	12,548
Purchased in-process research and development, acquisition-related and other charges	270	—	7,167	2,270
Business restructuring charges (gain)	39	(623)	8,699	(2,011)
Amortization of deferred stock compensation	15	178	381	792
Amortization of other intangibles	1,379	442	3,574	1,493

Total operating expenses	35,569	29,491	121,880	97,670

Loss from operations	(10,316)	(2,728)	(42,359)	(12,881)
Other income, net	686	1,085	2,321	3,396

Loss before provision for income taxes	(9,630)	(1,643)	(40,038)	(9,485)
Provision for income taxes	391	278	886	850

Net loss	$(10,021)	$(1,921)	$(40,924)	$(10,335)

Basic net loss per common share	$(0.03)	$(0.01)	$(0.15)	$(0.04)

Shares used in computing basic net loss per common share	288,782	253,340	282,106	252,321
(1) Excludes amortization of deferred stock compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Research and development	$(96)	$68	$(48)	$268
Sales and marketing	—	15	(48)	56
General and administrative	111	95	478	468

	$15	$178	$382	$792

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net loss	$(40,924)	$(10,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,176	11,377
Non-cash compensation expense	381	792
Amortization of intangible assets	11,266	4,242
Non-cash restructuring charges	2,331	—
Non-cash investment impairments	—	76

Non-cash deferred compensation	5	—
Purchased in-process research and development, acquisition-related and other non-cash items	5,552	—
Other charges	(266)	(200)
Changes in operating assets and liabilities	(8,469)	(37,203)

Net cash used in operating activities	(22,948)	(31,251)

Investing activities:
Purchase of property and equipment	(4,206)	(3,360)
Purchase of business, net of cash acquired	(43,655)	(15,460)
Maturity of short-term investments, net	35,758	24,002
Sale of restricted investments	183	563
Proceeds from sale of equity securities	824	—
Purchase of equity securities	(165)	(334)
Other	(45)	82

Net cash provided by (used in) investing activities	(11,306)	5,493

Financing activities:
Payments on capital lease obligations	(72)	(225)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	3,085	3,018
Payments for unvested common stock	(95)	—

Net cash provided by financing activities	2,918	2,793
Effect of exchange rate changes on cash and cash equivalents	(384)	1,688

Net change in cash and cash equivalents	(31,720)	(21,277)
Cash and cash equivalents at beginning of period	171,939	216,076

Cash and cash equivalents at end of period	$140,219	$194,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2004

NOTE 1 — General and Basis of Financial Statements

Vignette® Corporation, along with its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”), helps companies drive revenue growth, cost reductions, increased employee productivity and improved customer satisfaction. The Company’s portal, integration, content, analysis, document and records management, process, and collaboration technologies give organizations the capability to provide a simple, personalized experience anytime, anywhere; integrate systems and information from inside and outside the organization; manage the lifecycle of enterprise information; and collaborate by supporting ad-hoc and business process-based information sharing. Together, the Company’s products and expertise help companies to harness the power of their information and the Web to deliver measurable improvements in business efficiency.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the three- and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 — Stock-based Compensation

At September 30, 2004, the Company has five stock-based compensation plans. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options or its stock to its employees at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation costs are recorded. In the event that options are granted or restricted shares are issued at an exercise price that is less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the respective option or restricted stock. Deferred stock compensation is amortized on an accelerated basis over the options and restricted stocks’ respective vesting periods, and is recorded as “Amortization of deferred stock compensation” in the Condensed Consolidated Statements of Operations.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss:
Reported net loss	$(10,021)	$(1,921)	$(40,924)	$(10,335)
Add: Total stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	14	178	381	792
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,357)	(22,773)	(13,823)	(71,588)

Pro forma net loss	$(13,364)	$(24,516)	$(54,747)	$(81,131)

Basic net loss per share:
Reported net loss per share	$(0.03)	$(0.01)	$(0.15)	$(0.04)

Pro-forma net loss per share	$(0.05)	$(0.10)	$(0.19)	$(0.32)

Equity instruments issued to non-employees are recorded at their fair value in accordance with Statement 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Option Exchange Offer

On September 28, 2004, the Company granted 2.0 million stock options to employees who elected to participate in the Company’s stock option exchange program, a program designed to retain employees and to provide them with an incentive for maximizing stockholder value. Under the option exchange program, a total of 5.1 million stock options, which were previously granted to the participating employees, were canceled on March 25, 2004. For employees who were not designated with Vice President level titles on the exchange program’s Cancellation Date, the exercise price of these new options was $1.27, which was the fair market value of the Company’s common stock on the grant date. For employees who were designated with Vice President level titles on the exchange program’s Cancellation Date, the exercise price of these new options was $2.20, which was the fair market value of the Company’s common stock on the exchange program’s Cancellation Date. The exchange program was organized to comply with Financial Accounting Standard Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and did not result in any additional compensation charges or variable plan accounting. The Company’s senior executive officers and Board of Directors were not eligible to participate in this program.

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

Accrued exit costs of $3.1 million relate to lease obligations for excess office space that the Company has vacated or intends to vacate under the approved facilities exit plan. The total lease commitments include the estimated lease buyout fees, or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

vacating these leased facilities, including estimated costs to sublease and sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences would result in adjustments to the purchase price allocation and, ultimately, the amount allocated to goodwill. The impacted sites are office space located in Slough, United Kingdom; New York City, New York; and Melbourne and Lane Cove, Australia and have lease commitments that expire as late as September 2007.

Accrued severance and relocation costs of $1.4 million relate to severance, payroll taxes, outplacement and relocation benefits for certain Tower Technology employees impacted by the approved plan of termination and relocation. Approximately 50 employees were severed in the sales, marketing, professional services, engineering and general and administrative departments.

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and Relocation	Total
Initial accrual at March 1, 2004	$3,146	$1,426	$4,572
Cash activity	—	(928)	(928)

Balance at March 31, 2004	3,146	498	3,644
Adjustment to accrual	90	42	132
Cash activity	(120)	(442)	(562)

Balance at June 30, 2004	3,116	98	3,214
Adjustment to accrual	(625)	—	(625)
Cash activity	(469)	(23)	(492)

Balance at September 30, 2004	$2,022	$75	$2,097
Less: current portion			(1,220)

Long-term exit costs and severance and relocation			$877

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

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and Relocation	Total
Initial accrual at December 10, 2003	$2,250	$543	$2,793
Adjustment to accrual	—	(30)	(30)

Cash activity	(67)	(507)	(574)

Balance at December 31, 2003	2,183	6	2,189
Adjustment to accrual	13	141	154
Cash activity	(225)	(147)	(372)

Balance at March 31, 2004	1,971	—	1,971

Adjustment to accrual	10	—	10

Cash activity	(209)	—	(209)

Balance at June 30, 2004	1,772	—	1,772

Adjustment to accrual	3	7	10

Cash activity	(200)	(7)	(207)

Balance at September 30, 2004	$1,575	$—	$1,575

Less: Current portion			(818)

Long-term exit costs and severance and relocation			$757

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

Accrued exit costs of $9.8 million at acquisition date relate to lease obligations for excess office space that the Company has vacated under the approved facilities exit plan. The total lease commitments

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

include the estimated lease buyout fees, or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences would result in adjustments to the purchase price allocation and ultimately, the amount allocated to goodwill. Impacted sites include office space located in San Francisco, California; New York City, New York; Chicago, Illinois; and Austin, Texas. The maximum lease commitment of such vacated properties extends through December 2006.

Accrued severance and relocation costs of $1.9 million at acquisition date relate to severance, payroll taxes, outplacement and relocation benefits for certain Epicentric employees impacted by the approved plan of termination and relocation. Approximately 85 Epicentric employees were severed in the sales, marketing, professional services, engineering and general and administrative departments.

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and Relocation	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689

Cash activity	—	—	—

Balance at December 31, 2002	9,794	1,895	11,689
Adjustment to accrual	190	—	190
Cash activity	(3,692)	(1,823)	(5,515)

Balance at December 31, 2003	6,292	72	6,364
Adjustment to accrual	(58)	(69)	(127)
Cash activity	(519)	—	(519)

Balance at March 31, 2004	5,715	3	5,718
Adjustment to accrual	63	(3)	60
Cash activity	(728)	—	(728)

Balance at June 30, 2004	5,050	—	5,050
Adjustment to accrual	54	—	54
Cash activity	(648)	—	(648)

Balance at September 30, 2004	$4,456	$—	$4,456
Less: Current portion			(2,800)

Long-term exit costs and severance and relocation			$1,656

Pro forma results of operations

The following presents the unaudited pro forma combined results of operations of the Company with Tower Technology and Intraspect for the three and nine months ended September 30, 2003 and 2004, after giving effect to certain pro forma adjustments. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2003 or of future results of operations of the consolidated entities (in thousands, except for per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue	$42,614	$49,630	$134,340	$155,711
Loss from operations	(10,316)	(6,430)	(43,308)	(30,330)
Net loss	(10,021)	(5,874)	(41,981)	(28,731)
Basic loss per share	$(0.03)	$(0.02)	$(0.15)	$(0.10)

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 — Intangible Assets

Intangible assets with indefinite lives

The changes in the carrying amount of goodwill, net of accumulated amortization and impairment charges, for the nine months ended September 30, 2004, is as follows (in thousands):

Goodwill
Balance at December 31, 2003	$46,969
Tower Technology acquisition	82,023
Purchase price adjustments	(775)

Balance at September 30, 2004	$128,217

The goodwill balance at December 31, 2003 pertains to the Epicentric business combination completed in December 2002 and to the Intraspect business combination completed in December 2003. The goodwill balance as of September 30, 2004 includes the Tower Technology business combination and related purchase price adjustments.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Nine months ended September 30, 2004			Year ended December 31, 2003
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Intellectual property purchases:
Capitalized research and development	$700	$(700)	$—	$700	$(583)	$117

Business combinations:

Technology	77,101	(47,393)	29,708	47,000	(39,818)	7,182
Non-compete contracts	2,200	(938)	1,262	800	(433)	367
Customer relationships	23,400	(4,581)	18,819	5,200	(1,511)	3,689

Total	$103,401	$(53,612)	$49,789	$53,700	$(42,345)	$11,355

The net carrying amount of intangible assets acquired in business combinations relates to the Epicentric, Intraspect, and Tower Technology purchases.

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three and nine months ended September 30, 2004 was $4.2 million and $11.2 million, respectively. Total amortization expense for the three and nine months ended September 30, 2003 was $1.4 million and $4.2 million, respectively. Of these totals, $1.4 million and $3.6 million was recorded as “Amortization of intangible assets” in operating expenses for the three and nine months ended September 30, 2004 and $0.4 million and $1.5 million for the three and nine months ended September 30, 2003, respectively. The remaining $2.8 million and $7.6 million for the three and nine months ended September 30, 2004 and the remaining $1.0 million and $2.7 million for the three and nine months ended September 30, 2003 was recorded as a cost of revenue.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated annual amortization expense (in thousands) for the three months ended December 31, 2004 and the next five years is as follows:

For the three months ended December 31, 2004	$3,883
For the year ended December 31, 2005	$11,300
For the year ended December 31, 2006	$8,400
For the year ended December 31, 2007	$8,400
For the year ended December 31, 2008	$8,100
For the year ended December 31, 2009	$8,100

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

	September 30, 2004	December 31, 2003
Restricted investments (cost approximates fair value)	$10,039	$10,229
Equity investments:
Common stock	1,216	465
Limited partnership interest	1,172	1,752

Total long-term investments	$12,427	$12,446

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

During the quarter ended March 31, 2004, the Company received a cash distribution from its limited partner interest in the amount of approximately $0.8 million, which was recorded as a reduction in its carrying value. No such distributions were received during the second quarter ended June 30, 2004; however, the Company recorded an unrealized gain on an investment of $0.9 million. No such investments or dispositions were made or recorded during the third quarter of 2004.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized no impairment charges during the three and nine months ended September 30, 2004 and $0 and $0.1 million, during the three and nine months ended September 30, 2003. Such impairments are recorded in “Other income (expenses), net” on the Condensed Consolidated Statements of Operations.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002, 2003 and 2004. Components of business restructuring charges and the remaining restructuring accruals as of September 30, 2004 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872

Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164

Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897

Effect of expanded restructuring plan	5,950	2,331	898	9,179
Cash activity	(2,337)	—	(771)	(3,108)
Non-cash activity	—	(2,331)	—	(2,331)

Balance at March 31, 2004	16,138	—	499	16,637

Adjustment to accrual	(747)	—	228	(519)
Cash activity	(1,757)	—	(380)	(2,137)

Balance at June 30, 2004	13,634	—	347	13,981

Adjustment to accrual	(41)	—	2	(39)
Cash activity	(2,415)	—	(21)	(2,436)
Non-cash activity	—	—	(8)	(8)

Balance at September 30, 2004	$11,178	$—	$320	$11,498

Less: current portion				(7,604)

Accrued restructuring costs, less current portion				$3,894

At September 30 2004, remaining cash expenditures resulting from the restructuring are estimated to be $11.5 million and relate primarily to facility lease commitments. Excluding facilities lease commitments, the Company estimates that these costs will be substantially incurred within one year. The Company has substantially implemented its restructuring efforts initiated in conjunction with its restructuring plan; however, there can be no assurance that the estimated costs of the Company’s restructuring efforts will not change.

During 2003, the Company adjusted its existing restructuring accruals, resulting in a net restructuring gain of $15 million. A substantial portion of this income was the result of non-recurring charges related to changes in real estate restructuring assumptions. Specifically, during the fourth quarter the Company

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reevaluated its office space portfolio and decided to vacate its Austin, Texas headquarters and relocate to nearby office space that had previously been identified as restructuring space. This relocation resulted in a net benefit of approximately $14 million in the fourth quarter of 2003 based on the application of EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). In the first quarter of 2004, the Company moved out of its existing headquarters and relocated to the nearby office space that now serves as its headquarters. As such, the Company recorded a restructuring charge of approximately $8 million in the first quarter of 2004 pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FASB 146”).

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees, or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; Brisbane and San Francisco, California; New York City, New York; Waltham, Massachusetts; Chicago, Illinois; Slough, United Kingdom; Madrid, Spain; and Lane Cove and Melbourne, Australia. The maximum lease commitment of such vacated properties extends through March 2010.

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

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Leases

The Company leases its office facilities and office equipment under various operating and capital lease agreements having expiration dates through 2011. Rent expense was $1.6 million and $1.3 million for the three months ended September 30, 2004 and September 30, 2003. Future minimum payments as of September, 2004 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
Remaining 2004	$4,035	$550
2005	13,925	2,049
2006	8,155	1,033
2007	5,131	740
2008	4,149	685
Thereafter	7,806	792

Total minimum lease payments	$43,201

Total minimum sublease rentals		$5,849

We do not have any significant contractual obligations other than those leases disclosed above.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTE 8 — Comprehensive Income (Loss)

The Company’s comprehensive loss is included as a component of stockholders’ equity and is composed of (i) net loss, (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(10,021)	$(1,921)	$(40,924)	$(10,335)
Foreign currency translation adjustments	2,721	(122)	2,212	839
Unrealized gain (loss) on investments	(137)	(37)	701	(341)

Total comprehensive loss	$(7,437)	$(2,080)	$(38,011)	$(9,837)

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

Common equivalent shares, consisting of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options, are excluded from the diluted earnings per share calculation as their effect is anti-dilutive. There were approximately 0.5 million and 1.1 million restricted shares and 6.8 million and 9.9 million stock options outstanding using the treasury stock method as of September 30, 2004 and 2003, respectively.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Accounts payable	$1,737	$2,205
Accrued employee liabilities	11,339	9,324
Accrued restructuring charges	7,604	5,509
Accrued exit and severance costs	4,838	2,660
Accrued acquisition consideration	8	258
Accrued other charges	15,967	10,739

	$41,493	$30,695

NOTE 11 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Accrued restructuring charges, net of current portion	$3,894	$7,388
Accrued exit and severance costs, net of current portion	3,290	5,893
Capital lease obligation, less current portion	—	10

	$7,184	$13,291

NOTE 12 — Stockholders’ Equity

Stockholders’ equity consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Common stock	$2,898	$2,601
Additional paid-in capital	2,747,586	2,671,792
Deferred stock compensation	(628)	(1,260)
Accumulated other comprehensive income	3,611	697
Accumulated deficit	(2,433,408)	(2,392,484)

	$320,059	$281,346

NOTE 13 — Subsequent Event

On October 13, 2004, the Board of Directors authorized the Company to effect job reductions under a plan as described in paragraph 8 of FASB 146. The plan, which is being implemented over a period of several weeks beginning October 15, 2004, includes a worldwide headcount reduction of approximately 120 personnel including consolidating its software development activities currently in Boston, Massachusetts and San Francisco, California, into the Company’s other existing development facilities. Charges to be incurred over the fourth quarter of 2004 and first quarter of 2005 are expected as a result of this plan in the amount of approximately $2.5 million for employee severance and approximately $5.5 million for real estate restructuring. Future cash expenditures associated with this action are expected to continue through 2011.

NOTE 14 — Recent Accounting Pronouncements

The FASB issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options.

On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement

123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. The company would therefore be required to apply Statement 123R beginning July 1, 2005 (that is, adopt Statement 123R in its financial statements for the quarter ended September 30, 2005), and could choose to apply Statement 123 retroactively for certain prior periods. The Company is currently evaluating the method and timing they will follow for this calculation as well as its potential impact on its financial statements. The FASB’s current plan is to issue a final Statement towards the end of this year. The company will continue to monitor communications on this subject from the FASB in order to determine the impact on its financial statements.

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

To address the particular size and requirements of our customers, we deliver our products in various combinations. Additionally, we allow organizations the flexibility to purchase products individually. The Vignette V7 Application Services provide a framework that describes our product capabilities covering six key capabilities: portal, integration, content, collaboration, process, and analysis. Organizations may purchase products individually from these six service categories or pre-bundled in suites to meet their specific needs.

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

Our solutions and products are supported by our professional services organization, Vignette Professional Services (“VPS”). VPS offers pre-packaged and custom services, using documented best practices, to help organizations define their online business objectives and deploy their applications. Our education, consulting and customer care teams give customers the benefit of our experience with thousands of customer implementations. We partner with a number of leading consulting firms and system integrators such as Accenture, EDS, Bearing Point, Deloitte Consulting, and Tata Consulting Services to implement our software for their clients. In many cases, we work in blended teams to implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as BEA Systems, IBM and Sun Microsystems.

We had 875 full-time employees at September 30, 2004, an increase of 9% from 806 at September 30, 2003. The increase was substantially the result of our recent acquisitions. Due to the operational restructuring described below, we expect headcount to approximate 755 by mid-November 2004.

Recent Events

Operational Restructuring

On October 13, 2004, we initiated a restructuring plan to reduce costs and improve our operational efficiencies. The plan, which is being implemented over a period of several weeks beginning October 15, 2004, includes:

•	A worldwide headcount reduction of approximately 120 personnel;

•	Consolidation of our software development activities currently in Boston, Massachusetts and San Francisco, California, into existing development facilities; and,

•	Realignment of our Sales structure.

Charges to be incurred over the fourth quarter of 2004 and first quarter of 2005 are expected as a result of this plan in the amount of approximately $2.5 million for employee severance and approximately $5.5 million for real estate. Future cash expenditures associated with this action are expected to continue through 2011. These are management’s best estimates based on currently available information and are subject to change. These are management’s best estimates based on currently available information and are subject to change.

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

Option Exchange Offer

On September 28, 2004, the Company granted 2.0 million stock options to employees who elected to participate in the Company’s stock option exchange program, a program designed to retain employees and to provide them with an incentive for maximizing stockholder value. Under the option exchange program, a total of 5.1 million stock options, which were previously granted to the participating employees, were canceled on March 25, 2004. For employees who were not designated with Vice President level titles on the exchange program’s Cancellation Date, the exercise price of these new options was $1.27, which was the fair market value of the Company’s common stock on the grant date. For employees who were designated with Vice President level titles on the exchange program’s Cancellation Date, the exercise price of these new options was $2.20, which was the fair market value of the Company’s common stock on the exchange program’s Cancellation Date. The exchange program was organized to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and did not result in any additional compensation charges or variable plan accounting. The Company’s senior executive officers and Board of Directors were not eligible to participate in this program.

Overview of Third Quarter Results

Our financial results for the quarter ended September 30, 2004 did not meet our expectations.

Relative to the second quarter of 2004, total revenue for the third quarter decreased 9% to $42.6 million. The shortfall was driven entirely by our license revenue performance, reflecting extended selection and procurement cycles, particularly in the U.S. public sector and the Asia-Pacific region. While our performance for the quarter was partially symptomatic of challenges facing the broader technology and software sectors, we acknowledge that our sales execution was also a contributing factor. International revenue represented approximately 38% of total revenue in the quarter. No single customer accounted for more than 10% of our revenues.

Total operating expenses were approximately $52.9 million and included $0.3 million for acquisition-related charges, $2.8 million for the amortization of acquired technology, and $1.4 million for the amortization of intangible assets. Most of these charges relate to our previous acquisitions. The remaining $48.4 million of operating expenses reflects a decrease from the second quarter of 2004 of approximately $0.6 million primarily attributable to reduced commissions and cost of sales due to the decline in license revenue.

Total deferred revenue at September 30, 2004 was approximately $35.5 million.

Our cash and short-term investment balance at September 30, 2004 was $171.9 million and we have no debt outstanding. In the quarter, our operating activities used approximately $5.4 million of cash. Such usage is primarily related to integration costs associated with our first quarter purchase of Tower Technology, restructuring and exit commitments which total $4.1 million, as well as net operating losses, excluding non-cash charges.

Forward-looking Information

During our third quarter 2004 financial results conference call dated October 19, 2004, we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended December 31, 2004.

We expect total revenue of approximately $42.0 million to $45.0 million with license revenue accounting for approximately 30% to 34% of total revenue and services revenue accounting for the remainder.

Excluding charges for the amortization of acquired technology, we expect a gross margin of approximately 65% to 68%, depending on the mix of business in the quarter.

In terms of operating expenses, we expect research and development to be approximately 20% to 22% of revenue, sales and marketing to be approximately 36% to 39% of revenue, and general and administrative to be approximately 9% to 10% of revenue.

We expect other income and expenses for the quarter to be approximately $0.6 million and we expect to report a tax provision of approximately $0.4 million.

We expect other charges totaling approximately $4.5 million comprised of the following: $2.5 million related to the amortization of acquired technology; $0.2 million related to the amortization of deferred stock compensation; $1.3 million related to the amortization of intangible assets; and $0.5 million related to acquisition and integration charges. Including these charges, we expect a net loss of $0.01 to $0.02 per share assuming 289 million basic shares outstanding.

In addition, as we disclosed in our recently filed Form 8-K/A, we expect to incur charges over the fourth quarter of 2004 and first quarter of 2005 relating to our restructuring plan of approximately $2.5 million for employee severance and approximately $5.5 million for real estate restructuring.

Outlook

Our corporate and product strategies remain unchanged. Vignette resides in the leadership quadrant for three of Gartner Inc.’s 2004 Magic Quadrant Reports – Smart Enterprise Suite, Enterprise Content Management, and Portal. We will continue to strive to maintain and extend our leadership in the markets we serve with our current suite of products, which are designed to use information and the Web to enhance business efficiency. Moreover, our level of commitment to superior customer satisfaction levels remains intact.

Our operational strategy, however, will shift to improve sales force and channel productivity and maximize our potential for profitability. Such restructuring improvements will improve sales execution by encouraging cross-functional team selling through enhanced team realignment around customer accounts and regions, and meet market-specific needs for designated solution areas through the formation of specialized teams with subject-matter expertise in areas such as claims processing and compliance. We will continue to focus on the indirect channel as a means to better distribute and expose our software and solutions to the marketplace. We will also continue to focus on realizing efficiencies and cost-savings across our business.

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

Goodwill and identifiable intangible assets. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. There was no impairment charge related to goodwill or other intangible assets in 2003 or during the quarter or nine months ended September 30, 2004.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Product license	29%	35%	34%	38%
Services	71	65	66	62

Total revenue	100	100	100	100
Cost of revenue:
Product license	2	2	3	2
Amortization of acquired technology	7	2	6	2
Services	32	26	30	25

Total cost of revenue	41	30	38	29

Gross profit	59	70	62	71
Operating expenses:
Research and development	25	23	24	26
Sales and marketing	44	44	44	43
General and administrative	10	11	11	11
Purchased in-process research and development, acquisition-related and other charges	1	—	5	2
Business restructuring charges	—	(3)	7	(2)
Amortization of deferred stock compensation	—	1	—	1
Amortization of intangibles	3	1	3	1

Total operating expenses	83	77	95	82

Loss from operations	(24)	(7)	(33)	(11)

Other income (expense), net	1	3	2	3

Loss before provision for income taxes	(23)	(4)	(31)	(8)

Provision for income taxes	1	1	1	1

Net loss	(24)%	(5)%	(32)%	(9)%

Comparison of the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003, respectively (in thousands, unless otherwise noted).

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	fluctuation	2004	2003	fluctuation
Product license	$12,313	$13,405	(8)%	$43,843	$44,806	(2)%
Maintenance and support	18,716	15,531	21%	52,811	46,020	15%
Professional services	11,585	9,071	28%	32,452	28,295	15%

Total services revenue	30,301	24,602	23%	85,263	74,315	15%

Total revenue	$42,614	$38,007	12%	$129,106	$119,121	8%

Total revenue increased 12% in the three months ended September 30, 2004, compared to the three months ended September 30, 2003. This increase is primarily attributable to services revenue generated from our recent business combinations with Intraspect and Tower Technology as partially offset by the continued challenges in information technology spending and sub-optimal sales execution in the third quarter of 2004.

Total revenue increased 8% in the nine months ended September 30, 2004 from $119.1 million in the nine months ended September 30, 2003. This increase is primarily attributable to services revenue generated from our recent business combinations.

Product license. Product license revenue decreased 8% and 2% during the three and nine months ended September 30, 2004 due to shortfalls in software sales, reflecting weakness in the software industry, and disappointing performance in the Asia-Pacific region and in the public sector of the Americas.

Services. Services revenue increased 23% in the three months ended September 30, 2004, compared to the same period in 2003 and 15% for the nine months ended September 30, 2004 compared to the nine months ended June 30, 2003. This increase in maintenance and support and professional services revenue was attributable to our recent acquisitions of Intraspect and Tower Technology.

During the comparative three and nine months ended September 30, 2004 and 2003, no single customer accounted for more than 10% of our total revenues. International revenue was $16.4 million and $9.5 million, or 38% and 25% of total revenues in the three months ended September 30, 2004 and 2003, respectively. International revenue was $46.7 million and $30.2 million, or 36% and 25% of total revenues, in the nine months ended September 30, 2004 and 2003, respectively. The significant increase in the proportion of revenue generated outside North America is primarily attributable to the Tower Technology acquisition.

Cost of Revenue

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing professional and maintenance services.

Cost of revenue amounts and percentages are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	fluctuation	2004	2003	fluctuation
Product license	$939	$886	6%	$3,685	$1,966	87%
Amortization of acquired technology	2,804	800	251%	7,578	2,400	216%
Maintenance and support	3,747	1,762	113%	9,908	5,957	66%
Professional services	9,871	7,796	27%	28,414	24,009	18%

Total cost of services revenue	13,618	9,558	43%	38,322	29,966	28%

Total cost of revenue	17,361	11,244	54%	49,585	34,332	45%

Gross profit	$25,253	$26,763	(6)%	$79,521	$84,789	(6)%

As a percent of sales, gross profit represented 59% and 70% for the three months ended September 30, 2004 and September 30, 2003, respectively. For the nine months ended September 30, 2004 and 2003,

gross profit represented 62% and 71% respectively. The reduction in 2004 over 2003 was primarily due to the amortization of acquired technology related to our Intraspect and Tower Technology acquisitions, the lower mix of license revenue as well as higher costs of supporting our expanded product offerings.

Operating expenses

	Three Months Ended September 30,			Nine Months September 30,
	2004	2003	fluctuation	2004	2003	fluctuation
Research and development	$10,860	$8,783	24%	$31,309	$31,451	(1)%
Sales and marketing	18,553	16,607	12%	57,036	51,127	12%
General and administrative	4,453	4,104	9%	13,714	12,548	9%
Purchased in-process research and development, acquisition- related and other charges	270	—	100%	7,167	2,270	216%
Business restructuring charges (gain)	39	(623)	N/A	8,699	(2,011)	N/A
Amortization of deferred stock compensation	15	178	(92)%	381	792	(52)%
Amortization of intangible assets	1,379	442	212%	3,574	1,493	139%

Total operating expenses	$35,569	$29,491	21%	$121,880	$97,670	25%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased 24% in the three months ended September 30, 2004 and decreased 1% in the nine months ended September 30, 2004 relative to the same periods in 2003. The quarter-over-quarter increase relates to the timing of research and development expenditures and the ramp-up of certain offshore development activities, partially offset by cost-saving measures. The year-over-year decrease relates primarily to our restructuring efforts via reduced engineering headcount, lower facilities expenses and other cost-saving measures. We continue to believe that continued investment in research and development is critical to attaining our strategic objectives. We, therefore, expect to devote resources to our product development efforts. Further, in light of our priority of becoming profitable, we expect to balance those future research and development investments with potential cost-saving measures, including the restructuring, or consolidation of product development facilities and the potential transition of a number of these positions overseas to labor markets with lower cost structures.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses increased 12% in the three and nine months ended September 30, 2004. The increase for the three and nine months ended September 30, 2004 compared to the same period in 2003 is attributable to expansion of our direct sales organization. The increase for the nine-month period ended September 30, 2004 compared to 2003 was also driven by bad debt charges recorded in the first quarter of 2004. We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period due to the timing of new product releases and entry into new market areas, investment in marketing efforts and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses increased 9% in the three and nine months ended September 30, 2004. These increases are due primarily to increased costs associated with the recent growth of our business and increased costs of meeting regulatory reporting requirements. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on regulatory requirements, legal proceedings and fees paid to outside professional service providers, particularly related to Sarbanes-Oxley compliance activities.

Purchased in-process research and development, acquisition-related and other charges. Acquisition-related and other charges include costs incurred for employees and consultants and relate to product integration and cross training, other employee-related charges and Epicentric contingent compensation arrangements. The following table presents acquisition-related and other charges for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Purchased in-process research and development	$—	$—	$4,800	$—
Cross-training, product integration and other	270	—	1,560	302
Other employee-related charges	—	—	807	86
Contingent compensation	—	—	—	1,882

	$270	$—	$7,167	$2,270

Included in the acquired net assets of Tower Technology Pty Limited was purchased in-process research and development (“IPR&D”) efforts that we intended to substantially rework before integrating into our products (in thousands):

Acquired Company	Acquired IPR&D - Project Description	Estimated Fair Value	Current Status at September 30, 2004
Tower Technology Pty Limited (2004)	Tower IDM 20.0™—Collaborative document management functionality with process automation solutions and decentralization of configuration. Tower Seraph 4.4™—provides document review workflows, case management and Section 508 compliance	$4,800	Application from this project is being reworked and is expected to be integrated into our product line within 12 months.

The amounts allocated to IPR&D were based on discounted cash flow models that employed cash flow projections for revenue based on the projected incremental increase in revenue that the acquired company expected to receive from the completed IPR&D. Such assumptions were based on management’s estimates and the growth potential of the market. Revenue for the projection periods assumed an annual compound growth rate of 17.5%. Cost of revenue, selling, general and administrative expense, and research and development expense were estimated as a percent of revenue based on the acquired company’s historical results and industry averages. These estimated operating expenses as well as capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The after-tax cash flow projections were discounted using a risk-adjusted rate of return ranging from 20% to 22%. Such discount rates were based on the company’s weighted average cost of capital of 20%, as adjusted upwards for the additional risk related to each project’s development and success.

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

Business restructuring charges. In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003 and 2004, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals as of September 30, 2004 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872

Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164

Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897

Effect of expanded restructuring plan	5,950	2,331	898	9,179
Cash activity	(2,337)	—	(771)	(3,108)
Non-cash activity	—	(2,331)	—	(2,331)

Balance at March 31, 2004	16,138	—	499	16,637

Adjustment to accrual	(747)		228	(519)
Cash activity	(1,757)		(380)	(2,137)

Balance at June 30, 2004	13,634	—	347	13,981

Adjustment to accrual	(41)	—	2	(39)
Cash activity	(2,415)	—	(21)	(2,436)
Non-cash activity	—	—	(8)	(8)

Balance at September 30, 2004	$11,178	$—	$320	$11,498

Less: current portion				(7,604)

Accrued restructuring costs, less current portion				$3,894

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

Remaining cash expenditures resulting from the restructuring are estimated to be $11.5 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment is eight years. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change.

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees, or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; Brisbane and San Francisco, California; New York City, New York; Waltham, Massachusetts; Chicago, Illinois; Slough, United Kingdom; Madrid, Spain; and Lane Cove and Melbourne, Australia. The maximum lease commitment of such vacated properties extends through March 2010.

Asset impairments relate to the impairment of certain fixed assets, prepaid royalties and intangible assets. These fixed assets were impaired as a result of our decision to vacate certain office space and align our infrastructure with current and projected headcount.

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

On October 13, 2004, the Board of Directors authorized the Company to effect job reductions under a plan as described in paragraph 8 of FASB 146. The plan, which is being implemented over a period of several weeks beginning October 15, 2004, includes a worldwide headcount reduction of approximately 120 personnel including consolidating its software development activities currently in Boston, Massachusetts and San Francisco, California, into the Company’s other existing development facilities. Charges to be incurred over the fourth quarter of 2004 and first quarter of 2005 are expected as a result of this plan in the amount of approximately $2.5 million for employee severance and approximately $5.5 million for real estate. Future cash expenditures associated with this action are expected to continue through 2011. These are management’s best estimates based on currently available information and are subject to change.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Research and development	$(96)	$68	$(49)	$268
Sales and marketing	—	15	(48)	56
General and administrative	111	95	478	468

	$15	$178	$381	$792

Amortization of intangible assets. Intangible amortization expense increased 212% in the three months ended September 30, 2004, and 139% in the nine months ended September 30, 2004 from the same periods in 2003. This increase related to amortization expense for assets assumed from the Intraspect and Tower Technology acquisitions. Amortization expense is recorded ratably over the estimated useful lives of the intangible assets, which range from 2 to 6 years.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, recognized investment gains and losses as well as foreign exchange gains and losses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	fluctuation	2004	2003	fluctuation
Other income, net	$686	$1,085	(37)%	$2,321	$3,396	(32)%

Other income decreased 37% in the three months ended September 30, 2004 and 32% in the nine months ended September 30, 2004 primarily due to the lower cash balances available for investing.

In the third quarter of 2004, we adopted a foreign exchange policy to reduce our exposure to significant foreign currency fluctuations. We utilize foreign currency forward contracts to hedge certain foreign currency-denominated payables and receivables.

At September 30, 2004, our unrestricted, long-term strategic investments totaled $2.5 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	fluctuation	2004	2003	fluctuation
Provision for income taxes	$391	$278	41%	$886	$850	4%

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

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$140,219	$171,939
Short-term investments	31,816	$67,574
Working capital	123,793	$205,749
Current ratio	2.5:1	3.9:1
Days of sales outstanding – for the quarter ended	64	70

At September 30, 2004, we had $171.9 million in cash, cash equivalents and short-term investments and no debt. We generally invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale.

Net cash used in operating activities was $23.0 million and $31.3 million during the first nine months of 2004 and 2003, respectively.

Net cash used in investing activities was $11.4 million during the first nine months of 2004 compared to net cash provided by investing activities of $5.5 million during the first nine months of 2003. The increase in investing outflows was primarily due to the purchase of Tower Technology in the first quarter of 2004, as compared to 2003 when we had a net cash inflow resulting primarily from the maturity of our investments in short-term marketable securities, partially offset by purchase consideration for our acquisitions of Epicentric, Inc. and Intraspect Software, Inc. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in securities to maximize investment yields while preserving cash flow for operational purposes, and acquisition of intellectual property or complementary businesses to expand our market share.

Net cash provided by financing activities was $2.9 million and $2.8 million during the first nine months of 2004 and 2003, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of employee stock purchase plan shares.

Our long-term investments are classified as available-for-sale and generally consist of common stock in publicly held technology companies, limited partnership interests in a technology incubator, and cash collateral pledged for certain lease obligations. At September 30, 2004, long-term investments totaled $12.4 million, compared to $12.4 million at December 31, 2003. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At September 30, 2004 and December 31, 2003, we had pledged $10.0 million and $10.2 million, respectively, as cash collateral for certain of our lease obligations. These investments will remain restricted to the extent that the security requirements exist.

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

Leases

Future minimum payments as of September 30, 2004 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
Remaining 2004	$4,035	$550
2005	13,925	2,049
2006	8,155	1,033
2007	5,131	740
2008	4,149	685
Thereafter	7,806	792

Total minimum lease payments	$43,201

Total minimum sublease rentals		$5,849

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

Various sections of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Recent Acquisitions, Including Our Acquisitions of Intraspect Software, Inc. (“Intraspect”) and Tower Technology Pty Limited (“Tower Technology”), Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

We completed our acquisitions of Intraspect Software, Inc. in December 2003 and Tower Technology Pty Limited in March 2004. Failure to successfully address the risks associated with these acquisitions could harm our ability to fully integrate and market products based on the acquired technology. We may discover liabilities and risks associated with these acquisitions that were not discovered in our due diligence prior to signing the respective definitive merger agreements. Although, in each acquisition, a portion of the purchase price was placed in escrow to cover such liabilities, it is possible that the actual amounts required to cover such liabilities will exceed the escrow amount. Additionally, we may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Failure to successfully integrate acquisitions could seriously harm our business. Also, our existing stockholders would experience dilution if we financed subsequent acquisitions by issuing equity securities.

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

The challenges involved in this integration include the following:

•	coordinating and integrating international and domestic operations;

•	combining product offerings and product lines quickly and effectively;

•	successfully managing difficulties associated with transitioning current customers to new product lines;

•	demonstrating to our customers that the acquisition will not result in adverse changes in customer service standards or business focus;

•	retaining key alliances; and

•	persuading our employees that our business cultures are compatible.

In addition, our success in this new market will depend on several factors, many of which are outside our control including:

•	continued growth of the portal, collaboration and content management market;

•	continued growth of the enterprise content management and document and records management markets;

•	deployment of the combined companies’ products by enterprises; and

•	barriers to entry for the emergence of substitute technologies and products.

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

Both Vignette and Tower Technology Have Incurred Significant Costs Associated With the Acquisition

We estimate that we have incurred direct transaction costs of approximately $4.7 million associated with the acquisition, which has been included as a part of the total purchase cost for accounting purposes. In addition, Tower Technology has incurred direct transaction costs of approximately $2.8 million. We believe the combined entity may incur charges to operations, which are not currently reasonably estimable, in the quarters that follow, to reflect costs associated with integrating the two companies. We incurred an in-process research and development charge of $4.8 million and we expect ongoing charges for amortization of intangibles, consisting primarily of purchased technology, acquired in the acquisition. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition.

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

Our Business May Become Increasingly Susceptible to Numerous Risks Associated with International Operations

International operations are generally subject to a number of risks, including:

•	expenses associated with customizing products for foreign countries;

•	protectionist laws and business practices that favor local competition;

•	changes in jurisdictional tax laws including laws regulating intercompany transactions;

•	dependence on local vendors;

•	multiple, conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	difficulties in collecting accounts receivable;

•	seasonality of operations;

•	difficulties in staffing and managing foreign operations;

•	the need to localize our products;

•	licenses, tariffs, and other trade barriers;

•	loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	foreign currency exchange rate fluctuations; and

•	political and economic instability.

The acquisition of Tower Technology and our recent consolidation of product development facilities to overseas labor markets substantially increase our international operations. Rapid and complete knowledge transfer and successful retention of key personnel is essential to our plan to consolidate product development facilities and transfer positions to labor markets with lower cost structures.

We recorded 38% and 36% of our total revenue for the quarter and nine months ended September 30, 2004, respectively, through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. In the third quarter of 2004, we adopted a foreign exchange policy to reduce our exposure to significant foreign currency fluctuations. We utilize foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies. Gains and losses on hedging contracts are reflected currently in other income and expense. We typically limit the duration of our foreign currency forward contracts to 90 days. We do not invest in contracts for speculative purposes.

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

Our Quarterly Results May Depend on a Small Number of Large Orders

In previous quarters, we derived a significant portion of our software license revenues from a small number of relatively large orders. Our operating results could be materially adversely affected if we are unable to complete one or more significant orders that we expected to complete in a specific quarter.

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

We May Be Adversely Affected if We Lose Key Personnel

Our success depends largely on the skills, experience and performance of some key members of our organization. If we lose one or more of our key employees, our business, operating results and financial condition could be materially adversely affected. In addition, our future success will depend largely on our ability to continue to attract and retain highly skilled personnel. Like other software companies, we face competition for qualified personnel, particularly in the Austin, Texas area. We cannot be certain that we will be successful in attracting, assimilating or retaining qualified personnel in the future.

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

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our technology. These legal protections provide only limited protection. If we litigated to enforce our rights, it would be expensive, would divert management resources and may not be adequate to protect our business.

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

Risks Related to the Securities Markets

Our Stock May Not Meet Market Listing Requirements

Our stock price has recently declined and as of October 29, 2004, our stock closed at $1.11. There can be no assurance that we will maintain compliance with the minimum bid price trading requirements, or other requirements, for continued listing on the Nasdaq National Market. Noncompliance with Nasdaq’s Marketplace Rules may materially impair the ability of stockholders to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, and could significantly impair our ability to raise capital in the public markets should we desire to do so in the future.

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

Our Stock Price May Be Volatile

The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

•	variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of Internet software companies;

•	announcements by us of significant contracts, acquisitions, restructurings, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer or failure to complete significant license transactions;

•	additions or departures of key personnel;

•	difficulties in collecting accounts receivable;

•	sales of common stock by a small number of institutional investors who control a significant portion of our outstanding common stock; and

•	fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies.

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

Our Business is Subject to Changing Regulation of Corporate Governance and Public Disclosure That Has Increased Both Our Costs and the Risk of Noncompliance

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities Exchange Commission and Nasdaq, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Although we believe that the ongoing review of our internal controls will enable us to provide an assessment of our internal controls and our external auditors to provide their audit opinion as of December 31, 2004 as required by Section 404 of the Sarbanes-Oxley Act, we can give no assurance that these efforts will be completed on a timely and successful basis.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States of America and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Asia and Australia where transactions are denominated in the local currency of each location. As a result, our financial results could be affected by changes in foreign currency exchange rates. In the third quarter of 2004, we adopted a foreign exchange policy to reduce our exposure to significant foreign currency fluctuations. We utilize foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies. Gains and losses on hedging contracts are reflected currently in other income and expense. We typically limit the duration of our foreign currency forward contracts to 90 days. We do not invest in contracts for speculative purposes. Our foreign exchange exposures are monitored regularly to ensure the overall effectiveness of our foreign currency hedge positions.

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

At September 30, 2004, our cash and cash equivalents consisted primarily of commercial paper. Our short-term investments will mature in less than one year from September 30, 2004 and were invested in corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. These securities are classified as available-for-sale and are recorded at their estimated fair value.

Long-term investments. We invest in emerging technology companies considered strategic to our software business. At September 30, 2004, long-term investments consisted of common stock held in publicly-traded technology companies and a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. Our investments in redeemable convertible preferred stock in privately-held technology companies were fully impaired as of June 30, 2002. Fair values were based on quoted market prices where available. If quoted market prices were not available, we use a composite of quoted market prices of companies that are comparable in size and industry classification to our portfolio. We classify our long-term investments as available-for-sale and recorded a cumulative net unrealized gain of approximately $0.5 million related to these securities as of September 30, 2004.

In addition to strategic investments, we held $10.0 million and $10.2 million in restricted investments at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. All restricted investments mature in 2004 and the average yield of these investments is approximately 1.67%.

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

VIGNETTE CORPORATION

Date: November 8, 2004	/s/ Charles W. Sansbury
Charles W. Sansbury
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)