Form 10-K
period 2004-12-31
VIGNETTE CORP
filed 2005-03-15
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25375

VIGNETTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-2769415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $383,878,499

As of February 28, 2005, 289,827,561 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held May 19, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K.

VIGNETTE CORPORATION

ANNUAL REPORT ON FORM 10–K

For the year ended December 31, 2004

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, hopes, intentions or strategies for the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this filing on Form 10-K to conform these statements to actual results. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors That May Affect Future Results” and the risks discussed in our other historical Securities and Exchange Commission filings.

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

PART I.

ITEM 1. BUSINESS

Our History

Vignette was founded in 1995 and for the first several years, we focused exclusively on the market for managing and delivering content via the Web. As companies began to adopt the Web as a channel for business communication, the technical requirements and complexities of managing and delivering information via the Web grew. Companies began to focus on understanding the usefulness of specific pieces of information, or content, to customers in the context of Web-based applications. In addition, they began to integrate their other existing sources of content into these Web-based applications to create information-rich Web sites.

The Web evolved as an important tool for helping companies run their businesses more efficiently, and we responded by aligning our business strategy and product development efforts with this trend. In February 2000, we acquired DataSage, Inc., a leading provider of Web-based analytics and personalization software and in July 2000, we acquired OnDisplay, Inc., a leading provider of software for integrating business information and applications within an enterprise. The combination of our Web content management technology with the integration technology from the OnDisplay, Inc. acquisition and the analytics technology from the Datasage, Inc. acquisition enabled us to offer an industry-leading suite of technology, introduced in September 2001 as Vignette V6, for optimizing the management and use of Web content across an organization to deliver powerful Web-based applications.

The downturn in IT spending, generally, and the precipitous decline in spending for enterprise software, specifically, had a severe impact on our business from 2001 to 2003. Customers and prospects reduced their focus on broad Web-based initiatives and, as a result, our revenue declined dramatically. In the latter part of 2003 and in 2004 we began to see some stabilization in our served markets, and we believe that the interest in delivering critical business information via the Web is increasing. We believe that companies are beginning to focus on the opportunity to drive business efficiency though the use of the Web as a channel for business communication. In addition, companies are expanding their focus from managing Web content to contemplate the capture, management, sharing and delivery of all types of enterprise content including documents, records, audio, video, e-mail and other forms of information. IDC estimates that Enterprise Content Management (ECM) market is growing at 9% compound growth rate and will exceed $4.1 billion by 2008.

We have significantly broadened our product offerings through internal development and acquisitions to better address the opportunity to capture, manage, share and deliver enterprise information. In December 2002, we introduced Vignette V7, the latest iteration of our flagship Web content management product. Also in December 2002, we acquired Epicentric, Inc., a leading provider of business portals for delivering information via the Web. In December 2003, we acquired Intraspect Software, Inc., a leading provider of collaboration software for allowing information-sharing and in March 2004, we acquired TOWER Technology Pty Limited, a leading provider of enterprise document and records management solutions. We have strengthened our product portfolio under the expanded Vignette V7 product family and now offer what we believe is the leading suite of ECM solutions. We deliver these solutions with the added benefit of platform independence and full support of the Java 2 Platform Enterprise Edition (J2EE™) standards.

Overview

We believe we are well positioned to enable companies to integrate the management and delivery of content in a manner that helps companies use their information to drive revenue growth, cost reductions, increased employee productivity and improved customer satisfaction. Our portal, content, collaboration, integration, process and analysis, technologies give organizations the capability to provide a simple, personalized Web experience anytime, anywhere; integrate systems and information from inside and outside the organization; manage the lifecycle of enterprise information; and collaborate by supporting ad-hoc and business process-based information sharing. Together, our products and expertise help companies to harness the power of their information and the Web to deliver measurable improvements in business efficiency.

Our portal helps organizations build, manage and deliver integrated composite applications that create a consistent user interface to Vignette content and document management products as well as other corporate information, repositories and applications. Our integration capability allows organizations to integrate content and processes from virtually any source or enterprise application as well as deploy integration objects for use on most any platform. Content capabilities can capture and manage enterprise content from creation to retirement and manage how information is stored and deliver it in the context of how it will be consumed. Collaboration capabilities provide a complete online environment for distributed networks while maintaining a group memory of intellectual property and work products. Our process capabilities automate business processes and move information and content through business workflows. In addition, organizations can evaluate and review the use of content, information and the portal with our analysis capabilities.

To meet the information technology needs of organizations of all sizes, our capabilities are developed using open technology standards. Our capabilities accelerate the time for organizations to recognize value by reaching new markets more quickly, growing revenue by anticipating or responding rapidly to changing market demands, and delivering software applications faster by using a set of comprehensive application services provided on a consistent standards-based platform. Our capabilities are adaptable, allowing organizations to configure the business solutions to meet the unique requirements of each organization as well as use the products with partner solutions or as an integrated suite.

Our products and capabilities are supported by our professional services organization, Vignette Professional Services™ (“VPS™”). VPS™ offers pre-packaged and custom services, along with documented best practices, to help organizations define their online business objectives and deploy their content management, portal, process, collaboration, integration and analysis applications. Our education, consulting and customer care teams give customers the benefit of our experience gained from thousands of customer implementations. We partner with a number of leading system integrators such as Accenture, Deloitte Consulting, EDS, and Tata Consulting Services to implement our software for their clients. In many cases, we work in blended teams to jointly implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as BEA Systems, Hewlett Packard, and Sun Microsystems.

Products

Our portal, integration, content management, document and records management, collaboration, process and analysis services form the complete suite of information management components to manage the entire information value chain and enable organizations to rapidly build, manage and deploy information-based applications. Our solutions help our customers:

•	Increase their return on investment through the cost benefits of an integrated solution from a single vendor;

•	Derive value from our unique ability to use and manage information where it is currently stored, regardless of format and repository;

•	Automate important document-based processes such as claims processing, medical records, and loan origination that drive business efficiencies and deliver measurable returns on investment.

•	Create an information architecture for compliance initiative by managing processes, creating organizational visibility, archiving information with appropriate access and creating and disposing of records.

•	Unify the management of applications, information and processes across the enterprise through integration with current business applications; and

•	Lower the cost of ownership by leveraging implemented infrastructures and accepted market standards.

We help organizations to combine a comprehensive understanding of content assets across the business, and their value, with Web applications that actively manage the information they have throughout their organization over its entire life cycle, and deliver the right information and processes to the right person at the right time, regardless of its source.

We have continued to provide an integrated services-oriented architecture to create and manage information, business processes, portals and applications. Vignette Content Management, Vignette Records and Documents and Vignette Application Portal form the core of our product family, and afford users the ability to manage information and interaction in an integrated fashion. Our products also deliver a set of new market-defining technologies that our customers can use to further expand the flexibility and functionality of their implementation of our products.

To address the particular size and requirements of our customers, we deliver our products in various suites: group, business and enterprise. Additionally, we allow organizations the flexibility to purchase products individually. Our produce offerings are grouped into six application services categories: portal, integration, content, collaboration, process, and analysis. Organizations may purchase products individually from these six service categories or pre-bundled into suites that meet their specific needs. Following is a listing of our product offerings.

Vignette Content Services - Robust content management services include library services, content type modeling, workflow, taxonomy, and search. Document and records management solutions are also available to expand the ability to capture, manage, utilize, retain and dispose of an organization’s enterprise content. In addition, imaging and transactional “Web capture” functionality can effectively promote transitioning paper-based processes to digital processes, streamlining high-volume transaction processes and facilitating the centralized capture, storage and archival of an organization’s business content. This solution also effectively delivers risk and compliance management processes upon the breadth of an organization’s business content, documents, transactions, images, e-mails, rich media and Web transactions.

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

•	Vignette Integrated Document Management™ is an integrated document management, archive and retrieval solution addressing document capture, production imaging supporting forms OCR/ICR, high-performance image viewing, printing, and storage management; business process automation and workflow supporting case management, BPM and Web services; output report management for capturing, mining, linking, distribution, and statement presentment; and COLD storage and records management supporting electronic and physical records, retention management, e-mail archiving and regulatory compliance.

•	Vignette Records and Documents™ is an enterprise document and records management solution that manages fixed assets, automates document based workflows, manages casework through a process, and implements important archival and disposition of records. Vignette Records and Documents facilitates risk and compliance management, and implements important document management capabilities including metadata search, QBE, indexed full text search, check in/out and ACL security.

•	Vignette WebCapture™ is a secure Web transaction capture and playback risk management solution that archives transactions on a customer’s site and creates a permanent record of them for dispute resolution.

Vignette Portal Services - Powerful portal applications provide both a highly functional portal framework and a user-friendly development environment for assembling portlets.

•	Vignette Application Portal is an adaptable, scalable, open-portal solution that enables organizations to rapidly build and deliver highly customizable applications for their real-time enterprise across diverse business communities such as employees, partners and customers. We also offer a variety of additional specialized products to enhance our application portal.

•	Vignette Builder enables quick creation, assembly and customization of applications, empowering organizations to respond rapidly to changing business needs. Wizard-based interfaces accelerate the development and deployment of a wide range of critical applications that automatically integrate into the customer’s collaborative portal environment.

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

Vignette Collaboration Services – Rich collaboration capabilities that enhanced our capability of sharing knowledge for teams using workspaces. Our collaboration services also provide interaction management.

•	Vignette Business Workspaces is an enterprise solution for business users to create workspaces, where teams can share, capture and search information. Vignette Business Workspaces provides secure online workspaces where extended business teams can work together more effectively. This helps organizations to reduce the risk of knowledge being lost and improves business relationships.

•	Vignette Project Delivery provides online workspaces where extended project teams can work together to better serve and collaborate with key project teams. This solution offers out-of-the-box templates for collaboration and can capture project assets, expertise and best practices. Using Vignette Project Delivery can help organizations increase the speed and repeatability of their projects and can help improve the productivity of internal teams.

•	Vignette Strategic Account Management is an enterprise solution for business users to create account workspaces and allows account teams to better serve key accounts by effectively capturing, sharing, and searching account-related information and knowledge. This allows organizations to reduce the account team communication cycles and captures valuable account communication, allowing organizations to improve customer satisfaction, and productivity of internal teamwork while reducing the costs of account management.

•	Vignette Dialog delivers highly personalized content to the intended recipients at the designated time through online and offline touch points. A simple, graphical environment allows business users to create planned, multi-step conversations that can be triggered by virtually any type of event, including Web site registration, completion of a purchase, event attendance or a customer service call.

•	Vignette Messenger allows business users to easily create, manage, launch and analyze e-mail marketing campaigns. The wizard-based user interface provides all of the tools necessary for non-technical users to properly execute targeted e-mail campaigns to the appropriate audience with the appropriate content.

Vignette Process Services - Powerful standards-based process workflow engine and graphical process modeler allow users to build and deploy business processes across the enterprise application infrastructure.

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

Vignette Analysis Services - In-depth metrics and reporting based on Web logs, content delivery logs and process performance logs help drive return on investment through the analysis of content usage, Web site or application performance, and process performance.

•	Vignette Web Log Reporting provides robust site and operations reporting metrics that are integrated with the Vignette Command Center. Vignette Web Log Reporting provides integrated and pre-packaged reports for measuring such metrics as site analysis, page analysis, referral statistics, click-stream and downloads.

•	Vignette Analysis and Reporting measures the return on investment for Web initiatives by monitoring and analyzing content interactions. With Vignette Analysis and Reporting, business users can track interactions such as most- and least-used content items, customer activity by each node in the taxonomy, unregistered content items that receive the most “hits” by an audience, the amount of activity on each presentation channel and top search terms. We also offer a variety of additional specialized products to enhance our analysis services products.

Open Architecture

We have built an open and comprehensive platform and provide support for major industry standard platforms, including both Java 2 Platform-Enterprise Edition (J2EE™) and Microsoft .NET. Our applications support various combinations of operating systems, directory servers, Web servers, application servers and databases. We refer to this combination of operating systems, directory servers, Web servers, application servers and databases as our supported platform matrix. A representative, but not exhaustive, list of supported platforms includes Sun Solaris, IBM AIX and Microsoft Windows operating systems, IBM and SunOne Directory Servers, Microsoft and IBM Web servers, IBM WebSphere and BEA WebLogic application servers and Oracle, IBM DB2 and Microsoft SQLServer databases. Representative presentation layer support includes Vignette Application Portal’s own portal framework as well as JavaServer Pages (JSP), ActiveServer Pages (ASP) and XML with style sheets. Our open architecture permits easy integration and use of third-party development environments, layout and design tools, authoring tools and systems management environments.

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

Vignette Professional Services (VPS™) offers consulting and education services to help customers identify their strategic application objectives, design content, portal, process, collaboration, integration and analysis applications and deliver solutions using our products. Our services center on the Vignette Solution Methodology. This established framework allows customers and partners to leverage best practices to plan, build and maintain portal, content, integration, collaboration, process, and analysis solutions. VPS™ provides services that are tailored to the individual customer through either “Velocity Services,” a set of packaged service offerings, or customized services. VPS™ also partners with consulting partners to provide best-of- class services needed to create Web applications designed to meet customers’ business objectives. We generally sell our services under time-and-materials agreements.

Our Customer Care, Maintenance and Support Services organizations are committed to our customers’ ongoing business success. Customer Care services include a combination of account management and global technical support offerings that are tailored to meet customers’ specific needs. Vignette Global Support provides optional 24x7 access to skilled technical engineers and flexible, easy-to-use telephone and Web resources that can provide our customers with timely, effective assistance.

Strategy

Our objective is to maintain and extend our leadership position as a global provider of applications and products that enable organizations to harness the power of information and the Web to deliver measurable improvements in business efficiency. We will continue to focus on delivering sustained revenue and profitable growth, expanding our customer base of global 2000 organizations both at the enterprise and departmental levels, extending our technology and product leadership through internal investment in research and development, expanding our global sales capabilities and extending our partnership alliances with leading technology and services companies.

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

We have established partnerships to offer solutions based on our technology offerings and have extended our sales and implementation services reach with leading systems integrators such as Accenture, Deloitte Consulting, EDS, and Tata Consulting Services. We have also established strategic alliances with technology leaders such as BEA Systems, Hewlett-Packard, and Sun Microsystems. We recently expanded our product and services distribution channel via a new relationship with Access Distribution. Through this relationship, Access Distribution will make Vignette portal and collaboration solutions available through its reseller network.

We intend to invest in our existing partner relationships as well as to form new partnerships with other market-leading systems integrators, technology vendors and distribution channels.

Business Combinations

The following is a listing of our three most recent acquisitions:

TOWER Technology Pty Limited. Effective March 1, 2004, we acquired TOWER Technology Pty Limited (“Tower Technology”), a leading provider of enterprise document and records management solutions. We paid approximately $125.0 million for Tower Technology, consisting of approximately $49.8 million in cash and 27.2 million shares of common stock for all of the issued and outstanding shares of Tower Technology.

Intraspect Software, Inc. Effective December 11, 2003, we acquired all of the outstanding stock of Intraspect Software, Inc. (“Intraspect”), a leading provider of collaboration software, in exchange for $10.0 million in cash and approximately 4.2 million shares of stock. The total purchase price, including transaction costs of $0.5 million, was approximately $20.4 million.

Epicentric, Inc. Effective December 3, 2002, we acquired all of the outstanding stock of Epicentric, Inc. (“Epicentric”), a leading provider of business portal solutions, in exchange for $26.0 million in cash. The total purchase price, including transaction costs of $3.1 million, was $29.1 million.

In connection with each of our acquisitions, we incurred one-time acquisition costs and integration-related charges. Such charges relate to product integration, cross-training of employees, and other merger-related items. In four of our acquisitions, a portion of the purchase price was allocated to in-process research and development and was expensed upon the consummation of the respective transaction. These related acquisition, integration and in-process research and development charges totaled approximately $7.6 million, $4.3 million, and $1.8 million during 2004, 2003, and 2002, respectively.

Customers

As of December 31, 2004, we had served over 1,800 end-user customers. Our customer list includes successful organizations in the entertainment, financial services, government, healthcare, high technology, higher education, life sciences, manufacturing, new media and publishing, retail, telecom and travel industries.

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

Research and Development

We have made substantial investments in research and development through both internal development and technology acquisitions. Although we plan to continue to evaluate externally developed technologies for integration into our product lines, we expect that most enhancements to existing and new products will be developed internally. We have recently moved to a model where approximately 50 percent of our research and development operations will be maintained in India. There, third-party developers are acting as an extension of our primary development and information technology operations in Austin, Texas and Sydney, Australia. We expect this model to help us achieve significant efficiencies, including reduced operational costs and permit an around-the-clock development cycle. See “Risk Factors that May Affect Future Results—Risks Related to Our Business—Our Business May Become Increasingly Susceptible to Numerous Risks Associated with International Operations.”

The majority of our research and development activity has been directed towards future extensions to our family of products. This development consists primarily of adding new competitive product features and additional tools and products.

Research and development expenditures, excluding acquired in-process research and development charges, for 2004, 2003 and 2002 were approximately $40.2 million, $39.9 million, and $51.3 million respectively. We expect that we will continue to commit significant resources to research and development in the future. Substantially all of our research and development costs have been expensed as incurred.

The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards, and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. While we believe we invest appropriate resources in our research and development efforts, our overall spending has been reduced as part of our focus on expense management. These reductions may impair our ability to maintain technology leadership. Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. See “Risk Factors that May Affect Future Results—Risks Related to Our Business—If We are Unable to Meet the Rapid Changes in Software Technology, Our Existing Products Could Become Obsolete.”

As a part of Vignette’s cost reduction efforts in research and development, we have shifted an increased percentage of our development efforts offshore to our Global Development Center in Hyderabad, India. Although this center is being structured and operated properly, there are risks inherent to offshoring, risks inherent to outsourcing, and risks inherent to operating a team and facility in India. See “Risk Factors that May Affect Future Results—Risks Related to our Business— We Use a Third-Party Service Provider in India for a Significant Portion of Our Research and Development Operations and, If We Are Unable to Manage Our Outsourcing Relationship or if We Are Unable to Use Such a Provider, Our Business Could Be Adversely Affected.”

Sales and Marketing

We market our products primarily through our direct sales force; however, we intend to expand our indirect sales channel through additional relationships with systems integrators, value-added resellers and original equipment manufacturers. We generate leads from a variety of sources, including businesses seeking partners to develop Web-based applications. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. As of December 31, 2004, the direct sales force consisted of 177 sales executives and related support personnel.

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

Proprietary Rights and Licensing

Our success and ability to compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently own eight (8) patents and have a number of patent applications pending in the United States. We have seventeen (17) registered trademarks in the United States, three (3) pending trademark applications in the United States, seventy-two (72) registered trademarks in foreign countries, and twenty-three (23) pending trademark applications in foreign countries. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink-wrap” agreements, which impose certain restrictions on the licensee’s ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

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

To date, we have not been notified that our products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that developers of commercial software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. See “Risk Factors that May Affect Future Results-Risks Related to Our Business-Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property from Infringement or a Claim of Infringement.”

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

Employees

As of December 31, 2004, we had 730 employees, including 128 in research and development, 219 in sales and marketing, 295 in professional services and customer support, and 88 in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our professional services, product development, sales, marketing and finance organizations. We also outsource certain development, including product development and quality assurance. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

Various sections of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Form 10-K. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Risks Related to Our Business

We Have Incurred Losses Throughout Our Operating History and May Not be Able to Achieve Consistent Profitability

Throughout our operating history, we have incurred operating losses on a quarterly and annual basis. As of December 31, 2004, we had an accumulated deficit of $2.4 billion. To achieve and sustain profitable operations and positive cash flows, we must increase our license and support services revenues. If our revenues do not grow at a rate greater than expenses required to fund our continuing operations, we will not become profitable, which could cause the price of our common stock to decline.

Our Revenue For a Particular Period is Difficult to Forecast, and a Shortfall in Revenue Would Harm Our Operating Results

As a result of the evolving nature of the market in which we compete, our revenue, license bookings, and earnings are difficult to forecast and are likely to fluctuate from quarter to quarter. We plan our operating expense based on our historical results, and in part, on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than we had forecasted. Our ability to accurately forecast our quarterly revenue is limited because our software products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur. We would expect our business, operating results and financial condition to be materially adversely affected if our revenues do not meet our projections and that net losses in a given quarter would be greater than expected.

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

We Use a Third-Party Service Provider in India for a Significant Portion of Our Research and Development Operations and, If We Are Unable to Manage Our Outsourcing Relationship or if We Are Unable to Use Such a Provider, Our Business Could Be Adversely Affected

We are currently using a third-party service provider in India to supply approximately fifty percent of our research and development operations. As other software companies have done and are continuing to do, we may continue to allocate more development and IT resources to Indian third parties, and we may expand our own operational capabilities in India, with the expectation of achieving significant efficiencies including reduced operational costs and an around-the-clock development cycle. If we are unable to successfully manage our relationship with the third-party service provider, we will not be able to achieve such efficiencies and our business operations could be harmed.

In addition, although to date, the dispute between India and Pakistan involving the Kashmir region and the incidents of terrorism in India have not adversely affected our ability to utilize a third-party service provider in India, such disputes and acts of terrorism could potentially affect our ability to obtain research and development operations from third-party providers. Should we be unable to use a third-party service provider in India for a portion of our research and development in the future, we believe that our business could be adversely affected.

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

We recorded 38% and 26% of our total revenue for the years ended December 31, 2004 and 2003, respectively, through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

We Must Overcome Significant Challenges in Integrating Businesses Operations and Product Offerings to Realize the Benefits of our Business Combinations

As part of our overall strategy, we have acquired or invested in, complementary companies, products, and technologies. Risks commonly associated with such transactions include:

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

For such transactions to achieve their anticipated benefits, we must successfully combine and integrate products in a timely manner. Integrating can be a complex, time-consuming and expensive process and may result in revenue disruption and operational difficulties if not completed in a timely and efficient manner. We may be required to spend additional time or money on integration that would otherwise be spent on developing our business or on other matters. If we do not integrate our operations and technology smoothly or if management spends too much time on integration issues, it could harm our business, financial condition and results of operations and diminish the benefits of the acquisition as well as harm our content management business.

Prior to the acquisitions, each company operated independently, each with its own business, business culture, markets, clients, employees and systems. Following the acquisitions, we must operate as a combined organization, utilizing common information communication systems, operating procedures, financial controls and human resource practices, including benefits, training and professional development programs. There may be substantial difficulties, costs and delays involved in the integration. There can be no assurance that we will succeed in addressing these risks or any other problems encountered in connection with the acquisition.

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

Recent Acquisitions, Including Our Acquisition of Tower Technology, Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

We completed our acquisition of Tower Technology in March 2004. Failure to successfully address the risks associated with this acquisition could harm our ability to fully integrate and market products based on the acquired technology. We may discover liabilities and risks associated with this acquisition that were not discovered in our due diligence prior to signing the respective definitive merger agreements. Although, in each acquisition, a portion of the purchase price was placed in escrow to cover such liabilities, it is possible that the actual amounts required to cover such liabilities will exceed the escrow amount. Additionally, we may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Failure to successfully integrate acquisitions could seriously harm our business. Also, our existing stockholders would experience dilution if we financed subsequent acquisitions by issuing equity securities.

The Market Price of Our Common Stock May Decline as a Result of the Tower Technology Acquisition

The market price of our common stock could decline as a result of the acquisition, based on the occurrence of a number of events, including:

•	the failure to successfully integrate products;

•	delays or failure in the integration of technology;

•	the belief that we have not realized the perceived benefits of the acquisitions in a timely manner or at all;

•	the issuance of our shares to Tower Technology; and

•	the potential negative effect of the acquisition on our operating results, including the impact of amortization of intangible assets, other than goodwill, created by the acquisition and claims that are not covered by the escrow provisions.

There May Be Sales of Substantial Amounts of Our Common Stock From the Tower Technology Acquisition, Which Could Cause Our Stock Price to Fall

All of the 27.2 million shares of our common stock issued in connection with the acquisition were available for resale by the former shareholders of Tower Technology in varying amounts between July 13, 2004 and February 25, 2005. As a result, a substantial number of shares of our common stock may be sold into the public by the former shareholders of Tower Technology. A sale of a large number of shares of our common stock could result in a sharp decline in our stock price.

Our Quarterly Results May Depend on a Small Number of Large Orders

In previous quarters, we derived a significant portion of our software license revenues from a small number of relatively large orders. Our operating results could be materially adversely affected if we are unable to complete a significant order that we expected to complete in a specific quarter.

If We Experienced a Product Liability Claim, We Could Incur Substantial Litigation Costs

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

Our Future Revenue is Dependent Upon Our Ability to Successfully Market Our Existing and Future Products

We expect that our future financial performance will depend significantly on revenue from existing and future software products and the related tools that we plan to develop. There are significant risks inherent in a product introduction, such as our Vignette V7 software products and the recently acquired products. Market acceptance of these and future products will depend on continued market development for Web applications and services and the continued commercial adoption of Vignette V7. We cannot be certain that either will occur. We cannot be certain that our existing or future products will meet customer performance needs or expectations when released or that they will be free of significant software defects or bugs. If our products do not meet customer needs or expectations, for whatever reason, upgrading or enhancing the product could be costly and time-consuming.

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

To Increase Market Awareness of Our Products and Generate Increased Revenue, We Need to Continue to Strengthen Our Sales and Distribution Capabilities

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

We May Be Unable to Attract Necessary Third-Party Service Providers, Which Could Affect Our Ability to Provide Sufficient Support, Consulting and Implementation Services for Our Products

We are actively supplementing the capabilities of our services organization by contracting with and educating third-party service providers and consultants to also provide these services to our customers. We may not be successful in attracting additional third-party providers or in educating or maintaining the interest of current third-party providers. In addition, these third parties may not devote sufficient resources to these activities to meet customers’ demands to adequately supplement our services. Additionally, these organizations may acquire or distribute software products that compete with our products in future periods. If they become our competitors, this could negatively affect our revenue.

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

We May Be Adversely Affected if We Lose Key Personnel

Our success depends largely on the skills, experience and performance of some key technical, sales, managerial, and executive personnel throughout all areas of our business. If we lose one or more of our key employees, our business, operating results and financial condition could be materially adversely affected. As we transition to an offshore research and development operations model, it is particularly important that our intellectual property is protected and retained during this transfer. In addition, our future success will depend largely on our ability to continue to attract and retain highly skilled personnel. In particular, hiring and retaining qualified engineers, skilled solutions providers, and qualified sales representatives is critical to our future. Like other software companies, we face competition for qualified personnel. If we are unable to continue to attract and retain skilled and experienced personnel, our growth may be limited.

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

If We Account for Our Employee Stock Option and Employee Stock Purchase Plans Using the Fair Value Method, Our Operating Results May be Adversely Affected

It is likely possible that future laws, rules or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. We are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, if we had accounted for stock-based compensation plans using the fair value method, our loss per share for the year ended December 31, 2004 would have been increased by $0.05 per share.

In October 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards123R, Share-Based Payment (“Statement 123R”), which is a proposed amendment to Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, (“Statement 123”). Generally, the approach under Statement 123R will require companies to recognize the fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. We are required to adopt Statement 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition. See Note 2 in the Notes to our Consolidated Financial Statements for the pro forma net income/(loss) and net income/(loss) per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under Statement 123R to measure compensation expense for employee stock incentive awards.

Statement 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of Statement 123R for all share-based payments granted after the effective date and based on Statement 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures. Although we have not yet determined whether the adoption of Statement 123R will result in amounts that are similar to the current pro forma disclosures under Statement 123, we are evaluating the requirements under Statement 123R, including the adoption methods and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income/(loss) per share. We expect to continue to grant stock-based compensation to employees.

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

Our Stock Price May Be Volatile

The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

•	variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of Internet software companies;

•	announcements by us of significant contracts, acquisitions, restructurings, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer or failure to complete significant license transactions;

•	additions or departures of key personnel;

•	difficulties in collecting accounts receivable;

•	large percentage of stock held by a few large shareholders; and

•	fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies.

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

We May Be Unable to Meet Our Future Capital Requirements

Although we expect our cash balances to increase in the near future, it is possible that we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

We May Need to Raise Additional Capital, Which May Be Dilutive to Our Stockholders

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

If Our Internal Controls Over Financial Reporting Do Not Comply With the Requirements of the Sarbanes-Oxley Act, Our Business and Stock Price Could Be Adversely Affected

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year beginning in 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with this Report. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving the company have been, or will be, detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2004, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

ITEM 2. PROPERTIES

Our principal research, development, sales, marketing and administrative headquarter offices are located in Austin, Texas. We do not own any real estate or facilities. As of December 31, 2004, we leased direct office space in: Austin, Texas; San Francisco and Brisbane, California; New York City, New York; Boston, Massachusetts; Chicago, Illinois; Sydney, Australia; Slough, United Kingdom; and Madrid, Spain. Such leases have remaining terms of up to seven years. All offices listed above support sales and services activity, and we have research and development activity in our Austin, Texas and Sydney, Australia offices.

Additionally, we lease several full-service managed suites and executive suites as small sales offices across the United States and around the world. These small offices generally have lease terms of less than one year, allowing us to adjust to changing business and customer support requirements. As of December 31, 2004, we leased office space in 18 countries outside of the United States.

Throughout 2003 and 2004, we consolidated our leased office portfolio. Some of the resulting excess lease space expired in 2004, or will expire in the near term, and we successfully negotiated early terminations of some leases, in part or in whole. We currently sublease some surplus office space in Austin, Texas; San Francisco, California; and New York City, New York to unrelated third-parties. We are actively marketing and attempting to sublease or negotiate early terminations of our remaining surplus properties, including, but not limited to, space in Austin, Texas; San Francisco, California; Chicago, Illinois; Boston, Massachusetts, New York City, New York; Slough, United Kingdom; and Madrid, Spain for the respective remaining lease terms.

ITEM 3. LEGAL PROCEEDINGS

Securities Class Action

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company’s initial public offering of Vignette stock in February 1999 and the Company’s secondary public offering of Vignette stock in December 1999 - Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S.

Bancorp Piper Jaffray, Inc. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company’s initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in “tie-in arrangements” whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company’s initial public offering and the prospectus and registration statement for the Company’s secondary public offering. The action seeks damages in an unspecified amount.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied a motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company’s case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. Even if material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. The settlement agreement has been submitted to the Court for approval. Approval by the Court cannot be assured. The Company cannot predict whether or when a settlement will occur or be finalized. If the settlement is not approved, the Company is unable to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period. The Company believes that this lawsuit is without merit and would continue to defend itself vigorously if the settlement is not approved.

On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Judge Scheindlin ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. There will be a conference with Judge Scheindlin on March 18, 2005 to discuss the status of the revised settlement agreement. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the court’s opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreement.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ National Market under the symbol “VIGN”. Public trading of the common stock commenced on February 19, 1999. Prior to that, there was no public market for the common stock. The following table sets forth the high and low closing sale price per share of our common stock on the NASDAQ National Market in each of the last eight fiscal quarters.

	High	Low
Year Ended December 31, 2004:
Fourth Quarter	$1.53	$1.02
Third Quarter	1.56	1.10
Second Quarter	2.24	1.45
First Quarter	2.89	2.04
Year Ended December 31, 2003:
Fourth Quarter	$3.08	$2.08
Third Quarter	2.82	2.00
Second Quarter	2.50	1.46
First Quarter	1.90	1.29

At February 28, 2005, there were approximately 1,307 holders of record of our common stock and the closing price of our common stock was $1.19 per share.

We have never declared or paid any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2002, 2003 and 2004 and the consolidated balance sheet data at December 31, 2003 and 2004 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2000 and 2001 and the consolidated balance sheet data at December 31, 2000, 2001, and 2002 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year ended December 31,
	2000 (2)	2001	2002 (3)	2003 (4)	2004 (5)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product license	$216,257	$154,381	$62,418	$60,986	$63,152
Services	150,404	142,369	92,720	97,328	114,775

Total revenue	366,661	296,750	155,138	158,314	177,927
Cost of revenue:
Product license	7,611	5,243	2,388	2,844	5,036
Amortization of acquired technology	—	—	267	3,450	10,115
Services (1)	109,039	78,299	43,674	39,531	53,281

Total cost of revenue	116,650	83,542	46,329	45,825	68,432

Gross profit	250,011	213,208	108,809	112,489	109,495
Operating expenses:
Research and development (1)	58,324	64,850	51,334	39,923	40,211
Sales and marketing (1)	177,391	178,282	84,775	68,160	74,489
General and administrative (1)	38,625	29,907	21,344	15,727	17,972
Purchased in-process research and development, acquisition-related and other charges	169,885	1,919	1,786	4,258	7,609
Impairment of intangible assets	—	799,169	147,269	—	—
Business restructuring charges (gain)	—	120,935	35,822	(14,687)	18,083
Amortization of deferred stock compensation	33,863	8,734	1,396	1,107	480
Amortization of intangible assets	328,691	500,045	16,060	1,965	4,919

Total operating expenses	806,779	1,703,841	359,786	116,453	163,763

Loss from operations	(556,768)	(1,490,633)	(250,977)	(3,964)	(54,268)
Other income (expense), net	25,992	(35,275)	(517)	5,068	2,895

Income (loss) before income taxes	(530,776)	(1,525,908)	(251,494)	1,104	(51,373)
Provision for income taxes	1,449	1,731	1,319	1,137	1,482

Net loss	$(532,225)	$(1,527,639)	$(252,813)	$(33)	$(52,855)

Basic net loss per share	$(2.59)	$(6.32)	$(1.01)	$(0.00)	$(0.19)

Shares used in computing basic net loss per share	205,885	241,762	249,212	253,100	283,812

(1)	Excludes amortization of deferred stock compensation as follows:

	Year ended December 31,
	2000 (2)	2001	2002 (3)	2003 (4)	2004 (5)
Cost of revenue – services	$2,968	$1,965	$170	$—	$—
Research and development	12,300	2,446	441	324	(71)
Sales and marketing	11,785	3,066	416	69	(48)
General and administrative	6,810	1,257	369	714	599

	$33,863	$8,734	$1,396	$1,107	$480

	As of December 31,
	2000 (2)	2001	2002 (3)	2003 (4)	2004 (5)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$447,833	$391,632	$307,754	$239,513	$164,363
Working capital	389,831	311,921	214,625	205,749	126,406
Total assets	2,190,954	663,026	424,612	366,116	405,456
Long-term debt and capital lease obligations, less current portion	782	240	53	10	—
Total stockholders’ equity	2,024,513	510,301	265,852	281,346	306,818
(2)	Reflects the acquisitions of Engine 5, Ltd. on January 18, 2000, DataSage, Inc. on February 15, 2000 and OnDisplay, Inc. on July 5, 2000.
(3)	Reflects the acquisition of Epicentric. on December 3, 2002.
(4)	Reflects the acquisition of Intraspect. on December 10, 2003.
(5)	Reflects the acquisition of Tower Technology on March 1, 2004.

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

Our solutions and products enable customers to successfully and rapidly address pervasive business problems and achieve measurable increases in business efficiency.

We offer six solutions:

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

To address the particular size and requirements of our customers, we deliver our products in various combinations. Additionally, we allow organizations the flexibility to purchase products individually. The Vignette V7 Application Services provide a framework that encompasses our six key areas of product capability: portal, integration, content, collaboration, process, and analysis. Organizations may purchase products individually from these six service categories or pre-bundled in suites to meet their specific needs.

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

We recently expanded our product and services distribution channel via a new relationship with Access Distribution. Through this relationship, Access Distribution will make Vignette’s portal and collaboration solutions available through its reseller network.

Reconciliation of Non-GAAP Financial Measures

This section includes certain performance measures that may be considered “non-GAAP financial measures” under SEC rules and regulations. Management believes that these financial measures provide investors and analysts useful additional insight into our Company’s financial position and performance. Management also uses these financial measures to evaluate the Company’s performance and to make certain decisions relating to the optimal allocation of our resources.

Non-GAAP financial measures should not be considered substitutes for performance measures presented in our consolidated financial statements in accordance with GAAP. In addition, we caution that the methodologies for the calculation of non-GAAP financial measures may vary from company to company and, therefore, non-GAAP financial measures we present may not be comparable to similarly-named non-GAAP financial measures reported by other companies.

The tables below reconcile (in thousands) the following financial measures included, in this section that may be considered non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP: adjusted operating income and adjusted net income.

	Year ended December 31,		Quarter ended December 31,
	2004	2003	2004	2003
GAAP operating income/(loss)	$(54,268)	$(3,964)	$(11,911)	$8,917
Less: Amortization of acquired technology	10,115	3,450	2,538	1,050
Purchased in-process research and development, acquisition-related and other charges	7,609	4,258	442	1,988
Business restructuring charges	18,083	(14,687)	9,384	(12,676)
Amortization of deferred stock compensation	480	1,107	98	315
Amortization of intangible assets	4,919	1,965	1,346	472

Adjusted operating income/(loss)	$(13,062)	$(7,871)	$1,897	$66

	Year ended December 31,		Quarter ended December 31,
	2004	2003	2004	2003
GAAP net income/(loss)	$(52,855)	$(33)	$(11,933)	$10,302
Add: Write-down of certain equity investments	206	—	206	—
Less: Amortization of acquired technology	10,115	3,450	2,538	1,050
Purchased in-process research and development, acquisition-related and other charges	7,609	4,258	442	1,988
Business restructuring charges	18,083	(14,687)	9,384	(12,676)
Amortization of deferred stock compensation	480	1,107	98	315
Amortization of intangible assets	4,919	1,965	1,346	472

Adjusted net income	$(11,443)	$(3,940)	$2,081	$1,451

2004 Highlights

Operating Results

Several factors impacted our business during 2004. Most notably, we acquired document and records management vendor Tower Technology in March 2004. The Tower Technology acquisition – combined with our heritage content management capabilities, our acquisition of portal vendor Epicentric in December 2002 and our acquisition of collaboration vendor Intraspect in December 2003 – allows us to offer our customers a complete solution for the management and delivery of enterprise information. Our product offering now includes a complete set of product capabilities – enterprise content management, portal and collaboration –that are designed to support the information management and delivery needs of enterprises.

The expansion and ongoing integration of our suite of products added to our software and services capabilities and contributed to an increase in our revenues. Our revenues were also favorably impacted by renewed interest in Enterprise Content Management software and our high levels of customer referenceability. Partially offsetting these positive factors was the continued difficult selling environment for enterprise software applications and the ramp-up time required to successfully integrate our recently acquired companies. In summary, these and other factors caused our revenues to increase by 12% year-over-year to $177.9 million in fiscal 2004 and 25% quarter-over-quarter to $48.8 million in the fourth quarter of 2004.

More specifically, license revenues of $63.2 million in fiscal 2004 and $19.3 million in the fourth quarter of 2004 were up 4% and 19%, respectively, as compared to 2003. Maintenance revenues of $72.2 million in fiscal 2004 and $19.2 million in the fourth quarter of 2004 were up 18% and 26% as compared to 2003. Professional services revenues of $42.6 million in fiscal 2004 and $10.3 million in the fourth quarter of 2004 were up 18% and 31% as compared to 2003. International revenue comprised 38% and 39% of total revenue for the year and quarter ended December 31, 2004, respectively. No single customer accounted for more than 10% of our annual or quarterly revenues.

The amortization of acquired technology related to our recent business combinations and the higher costs of supporting our expanded product offering caused our gross profit to decline to 61% in 2004 from 71% in 2003.

Total expenses, including both cost of revenue and operating expenses, for fiscal 2004 and for the fourth quarter of 2004 were $232.2 million and $60.7 million, respectively, and included $41.2 million and $13.8 million, respectively, for the following charges: business restructuring charges, acquisition-related charges, amortization of acquired technology and intangibles and the amortization of deferred stock compensation. Most of these charges relate to our previous acquisitions. The remaining expenses of $191.0 million for fiscal 2004 and $46.9 million for the fourth quarter of 2004 were up 15% and 20% as compared to 2003 due primarily to our acquisitions of Intraspect and Tower.

In the fourth quarter of 2004, we yielded an operating loss of $11.9 million. However, we reached a significant milestone in our company’s history during the fourth quarter of 2004 with respect to non-GAAP operating results. The combination of revenue growth and our continued cost control efforts yielded non-GAAP profitability from operations of $1.9 million during the fourth quarter of 2004, excluding the $13.8 million in charges described above. This compares to a profit of $0.1 million during the fourth quarter of 2003.

While we experienced improvement in business activity in the fourth quarter of 2004, net losses worsened year over year as the fourth quarter improvement was not enough to offset the increased restructuring charges and the challenging market conditions that existed for much of the year of fiscal 2004. Specifically, net losses were $52.8 million, as compared to a net loss of $0.0 million during fiscal 2003. Excluding the charges totaling $41.2 million as described above and charges for the write-down of certain equity investments totaling $0.2 million, net losses for fiscal 2004 were $11.4 million. This compares to net losses of $3.9 million in fiscal 2003.

In 2004 we expanded our restructuring plan. In the first quarter we moved out of our existing headquarters and relocated to nearby office space that now serves as our headquarters. We incurred additional restructuring charges in the first quarter in conjunction with the Tower Technology acquisition. In the fourth quarter we reduced headcount worldwide, consolidated our software development activities and transitioned more of those activities to an offshore operations model, and realigned our sales organizational structure. These actions caused us to incur restructuring charges of approximately $18.1 million during the year. We expect further charges of approximately $1.3 million during the first and second quarters of 2005.

Our total cash and short-term investments balance totaled approximately $164.4 million as of December 31, 2004, and decreased approximately $75.0 million from December 31, 2003, primarily due to our first quarter purchase of Tower Technology, restructuring and exit commitments, as well as net operating losses, excluding non-cash charges. We have no debt outstanding.

Our headcount at December 31, 2004 was approximately 730, a decrease of 9% from 805 at December 31, 2003 and a decrease of 17% from 875 at September 30, 2004. The decrease was substantially the result of our operational restructuring.

Outlook

Our objective is to maintain and extend our leadership position as a global provider of applications and products that enable organizations to harness the power of information and the Web to deliver measurable improvements in business efficiency. We will continue to focus on delivering sustained revenue and profitable growth, expanding our customer base of global 2000 organizations both at the enterprise and departmental levels, extending our technology and product leadership through internal investment in research and development, expanding our global sales capabilities and extending our partnership alliances with leading technology and services companies.

We will continue to improve sales force and channel productivity. We will continue to encourage cross-functional team selling through enhanced team realignment around customer accounts and regions, and meet market-specific needs for designated solution areas through specialized teams with subject-matter expertise in areas such as claims processing and compliance. We will continue to focus on the indirect channel as a means to better distribute and expose our software and solutions to the marketplace. We will also continue to focus on realizing efficiencies and cost-savings across our business. Finally, excluding restructuring-related outflows, we expect to achieve positive cash flows from operations during the first half of fiscal 2005.

The primary risk to achieving our goals is competitive pressure, particularly from larger companies with much longer operating histories and greater resources. Moreover, many of these companies can adopt aggressive pricing policies and provide customers with consolidated offerings that may include some of our product capabilities. Other key risks include market acceptance of our products, the overall level of information technology spending, the uncertainties and challenges of offshore outsourcing and our ability to maintain control over expenses and cash. Our prospects must be considered in light of these risks, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors that May Affect Future Results” for more information.

Option Exchange Offer

On September 28, 2004, we granted 2.0 million stock options to employees who elected to participate in our stock option exchange program, a program designed to retain employees and to provide them with an incentive for maximizing stockholder value. Under the option exchange program, a total of 5.1 million stock options, which were previously granted to the participating employees, were canceled on March 25, 2004, the Cancellation Date. For employees who were not designated with Vice President level titles on the Cancellation Date, the exercise price of these new options was $1.27, which was the fair market value of the Company’s common stock on the grant date. For employees who were designated with Vice President level titles on the exchange program’s Cancellation Date, the exercise price of these new options was $2.20, which was the fair market value of the Company’s common stock on the exchange program’s Cancellation Date. The exchange program was organized to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and did not result in any additional compensation charges or variable plan accounting. The Company’s senior executive officers and Board of Directors were not eligible to participate in this program.

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

Revenue allocated to product license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, and collection of a fixed or determinable fee is probable. We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable, and such amounts are recognized as revenue as they become due. If collectibility is not considered probable, revenue is recognized when the fee is collected. For software arrangements where we are obligated to perform professional services for implementation of the product, we evaluate whether delivery has occurred upon shipment of software or upon completion of services and if the customer payment is probable of collection. This evaluation is made based on various factors such as the nature of the services work, order type (e.g. initial vs. follow-on), customer’s payment history, etc. In the instances where delivery is deemed not to have occurred upon shipment based on the aforementioned factors, license revenue is taken when we have no significant remaining obligations with regard to the implementation.

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

Goodwill and identifiable intangible assets. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. There was no impairment charge related to goodwill or other intangible assets in 2003 or 2004.

Accounting Reclassification

Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported net losses. The Consolidated Balance Sheet as of December 31, 2003 and the Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 include the reclassification of auction rate securities from cash and cash equivalents to short-term investments.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Year Ended December 31,
	2002	2003	2004
Revenue:
Product license	40%	39%	35%
Services	60	61	65

Total revenue	100	100	100
Cost of revenue:
Product license	2	2	3
Amortization of acquired technology	—	2	6
Services	28	25	30

Total cost of revenue	30	29	39

Gross profit	70	71	61
Operating expenses:
Research and development	33	25	23
Sales and marketing	55	43	42
General and administrative	14	10	10
Purchased in-process research and development, acquisition-related and other charges	1	3	4
Impairment of intangible assets	95	—	—
Business restructuring charges	23	(9)	10
Amortization of deferred stock compensation	1	1	—
Amortization of intangible assets	10	1	3

Total operating expenses	232	74	92

Loss from operations	(162)	(3)	(31)
Other income (expense), net	—	3	2

Loss before income taxes	(162)	(—)	(29)
Provision for income taxes	1	—	1

Net loss	(163)%	(0)%	(30)%

Comparison of fiscal years ended December 31, 2002, 2003 and 2004 (in thousands, unless otherwise noted)

Revenue

	Year Ended December 31,			2003 Compared to 2002	2004 Compared to 2003
	2002	2003	2004
Product license	$62,418	$60,986	$63,152	(2)%	4%

Maintenance and support	53,135	61,186	72,164	15	18
Professional services	39,585	36,142	42,611	(9)	18

Total services revenue	92,720	97,328	114,775	5	18

Total revenue	$155,138	$158,314	$177,927	2%	12%

Total revenue increased 12% in 2004 and 2% in 2003. The increase in revenue for 2004 was primarily due to sales associated with the collaboration and document management products acquired in December 2003 and March 2004, respectively, as partially offset by the continued weakness in the software industry and the ramp-up time required to successfully integrate our recently acquired companies. The increase in revenue for 2003 was primarily due to the sales of the portal product acquired in December 2002 and the introduction of new and upgraded products, as partially offset by the effects of slow information technology spending. We expect total revenue across both license and services to grow in 2005 as we continue to gain momentum and traction from our consolidated product offerings.

Product license. Product license revenue increased 4% in 2004 and decreased 2% in 2003. The increase in 2004 can be attributed primarily to sales of collaboration and document management products acquired in our December 2003 and March 2004 acquisitions, respectively. The decrease in 2003 compared to 2002 was primarily due to the effects of slow information technology spending, partially offset by the sales of portal product acquired in our December 2002 business combination and the introduction of new and upgraded products.

Services. Services revenue increased 18% in 2004 and 5% 2003. The increase in maintenance and support as well as professional services revenue in 2004 is primarily attributable to the acquisitions of Intraspect and Tower Technology. The increase in 2003 was driven by higher maintenance and support revenue related to increases in our install base and consistent levels of maintenance renewals, partially offset by a decrease in professional services revenue. Professional services revenue was impacted in 2003 by fewer new product engagements and lower billing rates.

During 2002, 2003 and 2004, no single customer accounted for more than 10% of our total revenues. International revenue was $50.3 million, $41.8 million and $68.0 million, or 32%, 26%, and 38% of total revenues, in 2002, 2003, and 2004, respectively.

Gross Profit

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing professional and maintenance services.

Gross profit amounts and percentages are as follows:

	Year ended December 31,			2003 Compared to 2002	2004 Compared to 2003
	2002	2003	2004
Product license	$60,030	$58,142	$58,116	(3)%	—%
Amortization of acquired technology	(267)	(3,450)	(10,115)	1,192	193

Maintenance and support	46,163	53,421	58,381	16	9
Professional services	2,883	4,376	3,113	52	(29)

Total services	49,046	57,797	61,494	18	6

Total gross profit	$108,809	$112,489	$109,495	3%	(3)%

As a percent of sales, gross profit represented 61%, 71%, and 70% in 2004, 2003 and 2002, respectively. The decline in 2004 compared to 2003 is primarily due to the amortization of acquired technology related to our Intraspect and Tower Technology acquisitions, the lower mix of license revenue as well as higher costs of supporting our expanded product offerings. The improvement in 2003 was primarily due to the decrease in professional services costs related primarily to lower headcount.

Operating expenses

	Year Ended December 31,			2003 Compared to 2002	2004 Compared to 2003
	2002	2003	2004
Research and development	$51,334	$39,923	$40,211	(22)%	1%
Sales and marketing	84,775	68,160	74,489	(20)	9
General and administrative	21,344	15,727	17,972	(26)	14
Purchased in-process research and development, acquisition-related and other charges	1,786	4,258	7,609	138	79
Impairment of intangible assets	147,269	—	—	(100)	—
Business restructuring charges	35,822	(14,687)	18,083	(141)	223
Amortization of deferred stock compensation	1,396	1,107	480	(21)	(57)
Amortization of intangible assets	16,060	1,965	4,919	(88)	150

Total operating expenses	$359,786	$116,453	$163,763	(68)%	41%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased 1% in 2004 and decreased 22% in 2003. The year-over-year increase in 2004 in absolute dollars relates to the timing of research and development efforts and the ramp-up of certain offshore development activities, partially offset by other cost savings. The decrease in research and development costs in 2003 compared to 2002 related primarily to our restructuring efforts that reduced engineering headcount and resulted in other cost-savings. We believe that continued investment in research and development is critical to attaining our strategic objectives and, therefore, expect to continue to devote significant resources to our product development efforts. Further, we expect to balance future research and development investments with our objective of profitable growth. We expect the consolidation of product development facilities and the transition of more of these activities to an offshore operations model to decrease our overall research and development expenses in 2005.

Software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, totaled $0.7 million, $0.0, $0.0 million in 2002, 2003 and 2004, respectively. These capitalized costs relate to software developed by third a party that was not acquired in a business combination. They are amortized using the straight-line method over the estimated useful life, generally 18 months. Amortization expense was $0.1 million, $0.5 million, and $0.1 million in 2002, 2003 and 2004, respectively, and is included in “Cost of revenue – license” on the Consolidated Statements of Operations.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses increased 9% in 2004 and decreased 20% in 2003. The increase in absolute dollars in 2004 compared to 2003 is attributable to increased commission expense and other variable costs resulting from higher product sales in 2004 as well as bad debt charges incurred primarily during the first quarter of 2004. The increase was partially offset by lower marketing costs resulting from restructuring and budget cuts. The decrease in absolute dollars and as a percentage of total revenue in 2003 compared to 2002 related primarily to our restructuring efforts that reduced headcount and resulted in other cost savings, lower commissions due to lower product sales, as well as reduced bad debt charges. We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period due to the timing of new product releases and entry into new market areas, investment in marketing efforts and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses increased 14% in 2004 and decreased 26% in 2003. The increase in absolute dollars in 2004 is attributable to the recent growth of our business and increased costs of meeting regulatory reporting requirements. The decrease in absolute dollars in 2003 and 2002 relates primarily to our restructuring efforts that reduced headcount and resulted in other cost savings. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on regulatory requirements, legal proceedings and fees paid to outside professional service providers.

Purchased in-process research and development, acquisition-related and other charges. During the three years ended December 31, 2004, we acquired a series of complementary businesses. The following table summarizes costs related to our business combinations (in thousands):

	Year Ended December 31,
	2002	2003	2004
Purchased in-process research and development	$800	$1,100	$4,800
Cross-training, product integration and other	404	490	1,345
Severance and other employee-related costs	—	136	807
Contingent compensation	582	2,532	657

	$1,786	$4,258	$7,609

Included in the acquired net assets of Epicentric, Intraspect, and Tower Technology was purchased in-process research and development (“IPR&D”) efforts that we intended to substantially rework before integrating into our products (in thousands):

Acquired Company	Acquired IPR&D - Project Description	Estimated Fair Value	Current Status at December 31, 2004
Epicentric (2002)	Foundation Server – Allows rapid construction and delivery of interactive business portals	$800	Application from this project has been fully integrated into our product

Intraspect (2003)	Intraspect 5.6.2 – Collaboration solution that will simplify the integration between Vignette Portal and Vignette Business Collaboration server. Modifications include rebranding user interface and other fixes and changes to support other application servers and Web server combinations	$1,100	Application from this project is being reworked and is expected to be integrated into our product line within 6 months.

Tower Technology (2004)	Tower IDM 20.0™—Collaborative document management functionality with process automation solutions and decentralization of configuration. Tower Seraph 4.4™—provides document review workflows, case management and Section 508 compliance	$4,800	Application from this project is being reworked and is expected to be fully integrated into our product line within 9 months.

The amounts allocated to IPR&D were based on discounted cash flow models that employed cash flow projections for revenue based on the projected incremental increase in revenue that the acquired company expected to receive from the completed IPR&D. Such assumptions were based on management’s estimates and the growth potential of the market. Revenue for the projection periods assumed a compound annual growth rate of 17.2%, 5.0%, and 17.5% for Epicentric, Intraspect, and Tower Technology, respectively, and was adjusted to reflect the percentage of research and development determined to be complete as of the acquisition date. Cost of revenue, selling, general and administrative expense, and research and development expense were estimated as a percent of revenue based on each acquired company’s historical results and industry averages. These estimated operating expenses as well as capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The after-tax cash flow projections were discounted using a risk-adjusted rate of return, of 40% and 19% for Epicentric and Intraspect, respectively. A risk-adjusted rate of return ranging from 20% to 22% was employed for Tower Technology. These discount rates were based on each acquired company’s weighted average cost of capital of 36%, 17%, and 20% for Epicentric, Intraspect, and Tower Technology, respectively, as adjusted upwards for the additional risk related to the projects’ development and success.

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

Impairment of intangible assets. We recorded a $147.0 million goodwill impairment charge in 2002. There was no impairment charge related to goodwill or other intangible assets in 2003 or 2004.

We use a two-step approach to assess our goodwill annually, or more frequently, if events or changes in circumstances indicate that goodwill might be impaired. In 2002, the value determined in Step 1 of the assessment, which involves comparing the fair value to the carrying value of the reporting unit, indicated a goodwill impairment. We estimated fair value based on market capitalization, as complemented by a discounted cash flow analysis, and as a result recorded a $147.0 million charge. The impairment was recorded in light of sustained negative industry and economic trends impacting current operations, the significant decline in our stock price for a sustained period of time and our market capitalization relative to our net book value. The impaired goodwill was originally recorded in connection with the four business combinations effected during 1999 and 2000. Such acquisitions were completed during a period when stock valuations for software companies were generally at much higher levels.

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

We review other intangible assets for possible impairment periodically. Sustained negative industry and economic trends, a decline in our stock price and market capitalization for an extended period of time, or changes in our product offerings could result in future impairment charges that are material to our consolidated financial statements.

Business restructuring charges. In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003, and 2004, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and restructuring accruals are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	$14,713	$—	$962	$15,675
Less: current portion				(7,846)

Accrued restructuring costs, less current portion				$7,829

During 2004 we expanded the existing restructuring plan initiated in 2001. In the first quarter of 2004, we moved out of our existing headquarters and relocated to nearby office space that now serves as our headquarters and recorded a restructuring charge of approximately $8.0 million pursuant to Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). In addition, we incurred severance and other real estate-related expenses of approximately $1.2 million resulting from our business combination with Tower Technology. In the fourth quarter of 2004, the Board of Directors authorized the Company to effect additional job reductions. The plan included a worldwide reduction in headcount of approximately 120 personnel, including consolidating software development facilities in Boston, Massachusetts and San Francisco, California into the Company’s other existing development facilities. Expenses incurred in the fourth quarter of 2004 as a result of this plan totaled approximately $9.4 million, of which $3.2 million related employee severance, benefits, and outplacement services, $5.3 million related to real estate, and $0.9 million related to the write-off of leasehold improvements for vacated real estate.

Expenses of approximately $0.7 million for employee severance, $0.5 million for real estate, and $0.1 million related to leasehold improvement write-offs are expected to be incurred in the first and second quarters of 2005. Future cash expenditures associated with this action are expected to continue through 2011 and relate primarily to our lease obligations. These are management’s best estimates based on currently available information and are subject to change.

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees, or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; Brisbane and San Francisco, California; New York City, New York; Waltham and Boston, Massachusetts; Chicago, Illinois; Slough, United Kingdom; Madrid, Spain; and Lane Cove and Melbourne, Australia. The maximum lease commitment of such vacated properties extends through December 2011.

Asset impairments relate to the impairment of certain fixed assets, prepaid royalties and intangible assets. These fixed assets were impaired as a result of our decision to vacate certain office space and align our infrastructure with current and projected headcount.

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, we have severed approximately 1,675 employees during the past three years. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies. During 2003, we favorably resolved certain employee matters that related to our reduction in force. This resolution resulted in a $3.3 million decrease in the employee separation and other costs accrual.

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

	Year Ended December 31,
	2002	2003	2004
Cost of revenue – services	$170	$—	$—
Research and development	441	324	(71)
Sales and marketing	416	69	(48)
General and administrative	369	714	599

	$1,396	$1,107	$480

Amortization of intangible assets. Intangible amortization expense increased 150% in 2004 as compared to 2003 and decreased 88% in 2003 compared to 2002. The increase in 2004 compared to 2003 relates to amortization expense for assets assumed from the Intraspect and Tower Technology acquisitions. Amortization expense for these assets is recorded ratably over the estimates useful lives of the intangible assets, which range from two to six years. The decrease in 2003 compared to 2002 relates to a change in the estimated useful life of technologies purchased as part of the OnDisplay, Inc. acquisition. Due to changes in our product architecture and anticipated future product offerings, the estimated life of this acquired technology was reduced from four years to two years. Such technology was fully amortized at June 30, 2002. The year-over-year decrease in 2003 was offset partially by amortization attributable to $11.3 million in assets acquired in the December 2002 Epicentric acquisition. Amortization expense for these assets is recorded ratably over the estimated useful lives of the intangible assets, which range from two to three years.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, recognized investment gains and losses as well as foreign currency exchange gains and losses.

	Year Ended December 31,			2003 Compared to 2002	2004 Compared to 2003
	2002	2003	2004
Other income (expense), net	$(517)	$5,068	$2,895	1,080%	(43)%

Other income and expense declined in 2004 compared to 2003 primarily due to lower cash balances available for investment, a decrease in interest rates earned on those cash balances, and foreign exchange gains recognized in 2003 but minimized in 2004 with the implementation of a hedge program. Other income and expense improved in 2003 compared to 2002 primarily due to the impairment of certain long-term investments in 2002, as partially offset by decreasing yields on lower cash and short-term investment balances. The impaired long-term investments generally consisted of redeemable convertible preferred stock in privately-held technology companies as well as common stock in publicly-held technology companies. We periodically analyze our long-term investments for impairments that are considered other than temporary. As a result, we recognized impairment charges of $6.5 million, $0.0, and $0.2 million in 2002, 2003 and 2004, respectively.

In the third quarter of 2004, we adopted a foreign exchange policy to reduce our exposure to significant foreign currency fluctuations. We utilize foreign currency forward contracts to hedge certain foreign currency-denominated payables and receivables.

At December 31, 2004, our unrestricted, long-term investments totaled $2.6 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Year Ended December 31,			2003 Compared to 2002	2004 Compared to 2003
	2002	2003	2004
Provision for income taxes	$1,319	$1,137	$1,482	(14)%	30%

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

Quarterly Results

The table on pages F-36 to F-37 of the “Consolidated Financial Statements” section sets forth certain unaudited consolidated statements of operations data, both in absolute dollars and as a percent of revenue, for each of the last consecutive eight quarters.

We base our forecast for expenses in part on future (as opposed to historical) revenue projections due to the continued changes in our business. Many of these expenses are fixed in the short-term, and we may not be able to quickly reduce spending if revenues are lower than we have projected. Our ability to accurately forecast our quarterly revenue is limited due to the long sales cycle of our software products, which makes it difficult to predict the quarter in which product implementation will occur, and the variability of customer demand for professional services. We would expect our business, operating results and financial condition to be materially adversely affected if revenues do not meet projections and that net losses in a given quarter would be even greater than expected.

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

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2004, we had federal net operating losses carried forward, research and development carryforwards and capital loss carryforwards of approximately $754.0 million and $11.3 million, and $25.5 million, respectively. The net operating loss, credit carryforwards and capital loss carryforwards will expire at various dates, between 2005 and 2025, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses, tax credits, and capital loss carryforwards in the event of an “ownership change” of a corporation. Net operating loss carryforwards of approximately $160.1 million and tax credit carryforwards of $1.9 million at December 31, 2004 were incurred by businesses we acquired and will be subject to annual limitation. These restrictions may severely limit the benefit of these tax attributes in future periods. In addition, the remaining net operating loss of $593.9 million, capital loss carryforward of $25.5 million and research credit carryover of $9.4 million may be subject to this limitation. These restrictions may severely limit the benefit of these tax attributes in future periods. As a result, substantial amounts of our net operating loss and credit carryforwards may expire prior to utilization.

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

As of December 31, 2004, the valuation allowance includes approximately $27.3 million related to the acquisition of Epicentric, Intraspect, and Tower Technology net deferred tax assets. The initial recognition of these acquired deferred tax asset items will first reduce goodwill, then other non-current intangible assets of the acquired entity. In the year ended December 31, 2004, we recognized approximately $0.3 million of acquired deferred tax assets as a reduction to goodwill. Approximately $148.4 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, substantially all of which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to compensation expense.

Liquidity and Capital Resources

The following table presents selected financial statistics and information, (dollars in thousands):

	December 31,
	2002	2003	2004
Cash and cash equivalents	$72,442	$39,639	$63,781
Short-term investments	$235,312	$199,874	$100,582
Working capital	$214,625	$205,749	$126,406
Current ratio	2.7:1	3.9:1	2.5:1
Days of sales outstanding	65	70	77

At December 31, 2004, we had $164.4 million in cash, cash equivalents and short-term investments and no debt. We invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale.

Net cash used in operating activities was $76.2 million, $43.4 million, and $31.5 million, in 2002, 2003 and 2004, respectively. The decrease in operating cash outflows in 2004 was due primarily to changes in working capital, namely declines in restructuring and exit cash outflows. The decrease in use in 2003 was due primarily to decrease in net losses, excluding non-cash and restructuring charges, and changes in working capital.

Net cash provided by/(used) in investing activities was $(150.0) million, 4.9 million, and $51.5 million, in 2002, 2003 and 2004, respectively. The increase in investing cash inflows in 2004 was due primarily to the maturity of our investments in marketable and auction rate securities, offset by purchase consideration for our acquisition of Tower Technology. The increase in investing cash inflows in 2003 was due primarily to the maturity of our investments in short-term marketable and auction rate securities, partially offset by purchase consideration for our acquisitions of Epicentric and Intraspect.

Net cash provided by financing activities was $5.3 million, $3.0 million, and $3.2 million in 2002, 2003 and 2004, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of employee stock purchase plan shares.

Our long-term investments are classified as available-for-sale and generally consist of common stock in publicly-held technology companies, limited partnership interests in a technology incubator, and cash collateral pledged for certain lease obligations. At December 31, 2003 and 2004, long-term investments totaled $12.4 million and $12.4 million, respectively. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At December 31, 2003 and 2004, we had pledged $10.2 million and $9.8 million, respectively, as cash collateral for certain of our lease obligations. These investments will remain restricted to the extent that the security requirements exist.

We expect our existing cash, cash equivalents and short-term investment balances will increase in the near future. We expect to fund our operations, capital expenditures and investments from internally generated funds. We believe that our existing balances will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months. We may require additional funds for other purposes and may seek to raise such additional funds through public and private equity financings or from other sources. However, there can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

Future minimum payments as of December 31, 2004 under our lease obligations, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2005	$14,739	$2,093
2006	8,237	1,233
2007	5,486	791
2008	4,434	652
2009	3,559	606
Thereafter	4,905	101

Total minimum lease payments	$41,360

Total minimum sublease rentals		$5,476

We do not have any significant contractual obligations other than those leases disclosed above.

Recent Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards123R, Share-Based Payment (“Statement 123R”), which is a proposed amendment to Statement 123. Generally, the approach under Statement 123R will require companies to recognize as compensation expense in the Statements of Operations the fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. We are required to adopt Statement 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition. See Note 2 in the Notes to Consolidated Financial Statements for the pro forma net income/(loss) and net income/(loss) per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under Statement 123R to measure compensation expense for employee stock incentive awards.

Statement 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of Statement 123R for all share-based payments granted after the effective date and based on Statement 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures. Although we have not yet determined whether the adoption of Statement 123R will result in amounts that are similar to the current pro forma disclosures under Statement 123, we are evaluating the requirements under Statement 123R, including the adoption methods and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income/(loss) per share. We expect to continue to grant stock-based compensation to employees.

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

Interest Rate Risk

Cash, cash equivalents and short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material interest risk exposure. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. Our investment policy requires us to invest funds in excess of current operating requirements in:

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

At December 31, 2004, our cash and cash equivalents consisted primarily of commercial paper. Auction rate securities, historically classified as cash and cash equivalents, have been reclassified within the Consolidated Balance Sheets as marketable securities for the year ending December 31, 2003. Cash and cash equivalents for 2003 decreased by $132.3 million while short-term investments increased by the same amount. Our short-term investments will mature in less than one year from December 31, 2004 and were invested in corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. These securities are classified as available-for-sale and are recorded at their estimated fair value.

Long-term investments. We invest in emerging technology companies considered strategic to our software business. At December 31, 2004, long-term investments consisted of common stock held in publicly-traded technology companies and a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. Our investments in redeemable convertible preferred stock in privately-held technology companies were fully impaired as of June 30, 2002. Fair values were based on quoted market prices where available. If quoted market prices were not available, we use a composite of quoted market prices of companies that are comparable in size and industry classification to our portfolio. We classify our long-term investments as available-for-sale and recorded a cumulative net unrealized gain of approximately $1.1 million related to these securities at December 31, 2004 and we recorded a cumulative new unrealized loss of approximately $0.01 million related to these securities at December 31, 2003.

In addition to strategic investments, we held $10.2 million and $9.8 million in restricted investments at December 31, 2003 and December 31, 2004, respectively. At December 31, 2004, restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. All restricted investments mature in 2005 and the average yield of these investments is approximately 1.60%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements that appears on page F–1 of this Report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, listed in the Index to Consolidated Financial Statements, which appear beginning on page F–2 of this Report, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Ernst &Young LLP, an independent registered public accounting firm. This report appears on page F-2 in our Consolidated Financial Statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 18, 2005, the Compensation Committee (the “Committee”) of the Board of Directors of Vignette Corporation (the “Company”) granted stock options to purchase shares of the Company’s common stock to certain employees and executive officers of the Company, pursuant to the Company’s 1999 Equity Incentive Plan (the “1999 Plan”). Grants to the executive officers of the company were as follows: 200,000 stock options to the Company’s Chief Financial Officer, Charles Sansbury; 200,000 stock options to the Company’s Senior Vice President and General Counsel, Bryce M. Johnson; 100,000 stock options to the Company’s Senior Vice President of Product Strategy and Marketing, Conleth S. O’Connell, Jr. ; 100,000 stock options to the Company’s Vice President of Engineering, Leo E. Brunnick; and 100,000 stock options to the Company’s Senior Vice President of Customer Care, Richard L. Haenke. The exercise price under the stock options is $1.26 per share, the closing price per share of the Company’s common stock reported on the NASDAQ National Market Exchange on the date of grant. The stock options will vest and become exercisable ratably in 33.33% annual increments over three years, beginning on January 18, 2006.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the information under the sections entitled “Proposal No. 1 - Election of Directors,” “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 19, 2005. We anticipate filing the Proxy Statement within 120 days of the end of our fiscal year ended December 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Share Ownership of Certain Beneficial Owners and Management” of the Proxy Statement. The table below presents the following information as of December 31, 2004: (i) aggregate number of securities to be issued under the stock plans upon exercise of outstanding options, warrants and other rights, (ii) the related weighted-average exercise price and (iii) the aggregate number of securities reserved for future issuance under such plans. The table does not include information with respect to shares subject to outstanding options assumed by the Company in business combinations. Note (5) to the table sets forth information for options assumed by the Company.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (i)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (ii)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [Excluding Securities Reflected in Column (i)] (iii)
Equity compensation plans approved by security holders (1)	17,962,557	(3)	$3.31	(3)	40,879,631	(4)
Equity compensation plans not approved by security holders (2)	17,859,965		$2.93		17,478,079

Total	35,822,422		$3.12		58,357,710

(1)	Consists of the following plans: 1995 Stock Option/Stock Issuance Plan, the 1999 Equity Incentive Plan, the 1999 Non-Employee Directors Plan and the Employee Stock Option Plan (“ESPP”). Each fiscal year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Equity Incentive Plan automatically increased by the lesser of (i) 5% of the total number of shares of the common stock then outstanding or (ii) 11,804,820 shares. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the number of shares under the ESPP automatically increased by the lesser of (i) 2% of the total number of shares of common stock then outstanding or (ii) 4,500,000 shares.
(2)	Consists of the 1999 Supplemental Stock Option Plan (the “1999 Supplemental Plan”) as well as inducement option grants for certain Company officers at the time of hire. As it relates to the 1999 Supplemental Plan, a total of 13,859,865 shares of the Company’s common stock were issuable upon exercise of outstanding options at December 31, 2004. The weighted average exercise price of those outstanding options was $2.50 per share. No options were granted and no shares were issued under the 1999 Supplemental Plan to any of the Company’s directors or executive officers. The material features of the 1999 Supplemental Plan are outlined in Note 5 to the Consolidated Financial Statements.

As it relates to inducement options granted to Company officers, such grants were issued pursuant to NASD Rule 4350(i). As of December 31, 2004, a total of 4,000,000 shares of the Company’s common stock were issuable upon exercise of such outstanding options. The weighted average exercise price of those outstanding options was $4.41 per share. In addition to the individual terms summarized in items (a) and (b) below, if there is a change in control of the Company and the respective officer’s employment is terminated within eighteen months of the change in control, then the remaining unvested options will become immediately exercisable.

(a) On April 6, 2001, the Company granted Thomas E. Hogan, President, Chief Executive Officer and Director, 3,450,000 stock options at an exercise price of $3.88. These options expire on April 6, 2009 and become exercisable as follows: 862,500 options become exercisable at a rate of 25% per quarter over one year beginning April 6, 2001; and 2,587,500 options become exercisable at a rate of 6.25% per quarter beginning April 6, 2001. If Mr. Hogan’s employment is terminated for any reason other than cause or if Mr. Hogan resigns under certain circumstances, then the options will vest as though Mr. Hogan completed one additional year of employment, but not more than 25% of the then unvested shares will vest. As of December 31, 2004, 3,450,000 stock options under this grant remain outstanding.

(b) On January 22, 2001, the Company granted Bryce M. Johnson, Senior Vice President, General Counsel and Secretary, 550,000 stock options at an exercise price of $7.75 per share. These options expire on January 22, 2009 and become exercisable as follows: 25% on January 22, 2002 and 6.25% quarterly thereafter. As of December 31, 2004, 550,000 stock options under this grant remain outstanding.

(3)	Excludes purchase rights accrued under the ESPP.
(4)	Includes shares available for future issuance under the ESPP. As of December 31, 2004, there were 12,684,202 shares available for future issuance under the ESPP.

(5)	Excludes information for options assumed by the Company in business combinations. As of December 31, 2004, a total of 51,698 shares of the Company’s common stock were issuable upon exercise of outstanding assumed options under the assumed plans. The related weighted average exercise price of those outstanding options was $4.67 per share. Upon assumption by the Company, no additional options may be granted under these plans.
(6)	Includes 10b5-1 Sales Plan for Conleth O’Connell that was implemented on May 28, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information related to audit fees and services paid to Ernst & Young LLP appearing in the Proxy Statement is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

The Company’s consolidated financial statements, listed on the Index to Consolidated Financial Statements, on page F-1.

(2)	Financial Statement Schedules

Financial Statement Schedules have been omitted as the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits

Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b) Exhibits

Exhibits submitted with this Annual Report on Form 10-K, as filed with the Securities and Exchange Commission and those incorporated by reference to other filings, are listed, below.

Exhibit Number	Description
3.1†	Certificate of Incorporation of the Registrant.

3.2*	Amendment to Certificate of Incorporation of the Registrant.

3.3†	Bylaws of the Registrant.

3.4††††	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2. and 3.3

4.2†	Specimen common stock certificate.

4.3†	Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.

4.4††††	Rights Agreement dated April 25, 2002 between the Company and Mellon Investor Services, LLC.

10.1†	Form of Indemnification Agreements.

10.2†	1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.

10.3†	1999 Equity Incentive Plan.

10.4†††	Amended and Restated Employee Stock Purchase Plan.

10.5†	1999 Non-Employee Directors Option Plan.

10.6^	1999 Supplemental Stock Option Plan.

10.11†	“Prism” Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET, Inc.

10.12†	Letter Amendment to “Prism” Development and Marketing Agreement between the Registrant and CNET, Inc. dated August 15, 1998 and attachments thereto.

10.18††	Lease Agreement dated March 3, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.19††	First Amendment to Lease Agreement dated September 1, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.20††	Sublease dated September 26, 2000 among the Registrant, Aptis, Inc. and Billing Concepts Corp.

10.21^	Stock Option Agreement – Michael K. Crosno.

10.22^	Restricted Stock Agreement – Michael K. Crosno

10.23^	Stock Option Agreement – Jon. O. Niess.

10.24^	Stock Option Agreement – Jeanne K. Urich.

10.25^	Stock Option Agreement I – Thomas E. Hogan.

10.26^	Stock Option Agreement II – Thomas E. Hogan.

10.27^	Stock Option Agreement – Bryce M. Johnson.

10.28^^	Share Sale Agreement dated January 16, 2004 between the Registrant and Tower Technology Pty Limited.

10.29	Notice of Stock Option Grant and Stock Option Agreement – 1999 Supplemental Stock Option Plan.

10.30	1999 Non-Employee Director Option Plan.

10.31	Notice of Stock Option Grant and Stock Option Agreement – 1999 Non-Employee Director Automatic Option Plan.

10.32	Notice of Stock Option Grant and Stock Option Agreement – 1999 Equity Incentive Plan for Directors.

10.33	Notice of Stock Option Grant and Stock Option Agreement – 1999 Equity Incentive Plan.

10.34	Lease Agreement dated January 31, 2002 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.35	First Amendment to Lease Agreement dated November 12, 2001 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.36	Second Amendment to Lease Agreement dated July 22, 2003 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.37	Notice of Restricted Stock Award and Restricted Stock Agreement – 1999 Equity Incentive Plan.

21.1	Subsidiaries List.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-68345).
††	Incorporated by reference to the Company’s Form 10-K/A filed on March 30, 2001 (File No. 000-25375).
†††	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002 (File No. 000-25375).
††††	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375).
*	Incorporated by reference to the Company’s definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000.
^	Incorporated by reference to the Company’s Form 10-K filed on March 28, 2003 (File No. 000-25375).
^^	Incorporated by reference to the Company’s Form 8-K filed on March 5, 2004 (File No. 000-25375).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vignette Corporation (Registrant)

By:	/S/ THOMAS E. HOGAN
Thomas E. Hogan
President and Chief Executive Officer

Dated: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/S/ THOMAS E. HOGAN	President, Chief Executive Officer and Director	March 14, 2004
Thomas E. Hogan

/S/ CHARLES W. SANSBURY	Chief Financial Officer	March 14, 2004
Charles W. Sansbury

/S/ MICHAEL D. LAMBERT	Chairman of the Board of Directors	March 14, 2004
Michael D. Lambert

/S/ HENRY T. DENERO	Director	March 14, 2004
Henry T. DeNero

/S/ KATHLEEN EARLEY	Director	March 14, 2004
Kathleen Earley

/S/ JOSEPH M. GRANT	Director	March 14, 2004
Joseph M. Grant

/S/ JEFFREY S. HAWN	Director	March 14, 2004
Jeffrey S. Hawn

/S/ JAN H. LINDELOW	Director	March 14, 2004
Jan H. Lindelow

/S/ GREGORY A. PETERS	Director	March 14, 2004
Gregory A. Peters

VIGNETTE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Vignette Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that, Vignette Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vignette Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Vignette Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Vignette Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vignette Corporation as of December 31, 2004 and December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Vignette Corporation and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vignette Corporation

We have audited the accompanying consolidated balance sheets of Vignette Corporation (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vignette Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vignette Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

March 14, 2005

VIGNETTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$39,639	$63,781
Short-term investments	199,874	100,582
Accounts receivable, net of allowance of $3,344 and $4,454 as of December 31, 2003 and 2004, respectively	29,987	41,569
Prepaid expenses and other	6,425	5,424

Total current assets	275,925	211,356

Property and equipment:
Equipment	1,645	1,517
Computers and purchased software	42,965	32,727
Furniture and fixtures	2,884	2,805
Leasehold improvements	13,844	7,845

	61,338	44,894
Accumulated depreciation	(44,667)	(35,130)

	16,671	9,764
Investments	12,446	12,400
Goodwill	46,969	123,912
Technology, net of accumulated amortization and impairment charges of $38,818 and $49,931, respectively	7,182	27,170
Other intangible assets, net of accumulated amortization and impairment charges of $3,527 and $7,564 as of December 31, 2003 and 2004, respectively	4,173	18,736
Other assets	2,750	2,118

Total assets	$366,116	$405,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,205	$2,355
Accrued employee liabilities	9,324	13,916
Accrued restructuring charges	5,509	7,846
Accrued exit and severance costs	2,660	3,761
Accrued other charges	10,997	14,277
Deferred revenue	34,164	33,444
Current portion of capital lease obligation	67	—
Other current liabilities	5,250	9,351

Total current liabilities	70,176	84,950

Accrued restructuring charges, less current portion	7,388	7,829
Accrued exit and severance costs, less current portion	5,893	2,503
Deferred revenue, less current portion	1,303	3,356
Capital lease obligation, less current portion	10	—

Total liabilities	84,770	98,638

Stockholders’ equity:
Common stock – $0.01 par value; 500,000,000 shares authorized; 260,053,388 and 289,827,561 shares issued and outstanding December 31, 2003 and 2004, respectively (net of treasury shares of 1,779,157 and 2,115,427 as of December 31, 2003 and 2004, respectively)	2,601	2,899
Additional paid-in capital	2,671,792	2,747,767
Deferred stock compensation	(1,260)	(491)
Accumulated other comprehensive income	697	1,985
Accumulated deficit	(2,392,484)	(2,445,342)

Total stockholders’ equity	281,346	306,818

Total liabilities and stockholders’ equity	$366,116	$405,456

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenue:
Product license	$62,418	$60,986	$63,152
Services	92,720	97,328	114,775

Total revenue	155,138	158,314	177,927

Cost of revenue:
Product license	2,388	2,844	5,036
Amortization of acquired technology	267	3,450	10,115
Services (1)	43,674	39,531	53,281

Total cost of revenue	46,329	45,825	68,432

Gross profit	108,809	112,489	109,495
Operating expenses:
Research and development (1)	51,334	39,923	40,211
Sales and marketing (1)	84,775	68,160	74,489
General and administrative (1)	21,344	15,727	17,972
Purchased in-process research and development, acquisition-related and other charges	1,786	4,258	7,609
Impairment of intangible assets	147,269	—	—
Business restructuring charges (gain)	35,822	(14,687)	18,083
Amortization of deferred stock compensation	1,396	1,107	480
Amortization of intangible assets	16,060	1,965	4,919

Total operating expenses	359,786	116,453	163,763

Loss from operations	(250,977)	(3,964)	(54,268)

Other income (expense):
Interest income	7,100	3,747	3,158
Interest expense	(29)	(29)	(118)
Other	(7,588)	1,350	(145)

Total other income (expense), net	(517)	5,068	2,895

Income (loss) before income taxes	(251,494)	1,104	(51,373)

Provision for income taxes	(1,319)	(1,137)	(1,482)

Net loss	$(252,813)	$(33)	$(52,855)

Basic net loss per share	$(1.01)	$(0.00)	$(0.19)

Shares used in computing basic net loss per share	249,212	253,100	283,812

(1) Excludes amortization of deferred stock compensation as follows:

	Year Ended December 31,
	2002	2003	2004
Cost of revenue - services	$170	$—	$—
Research and development	441	324	(71)
Sales and marketing	416	69	(48)
General and administrative	369	714	599

	$1,396	$1,107	$480

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Notes Receivable for Purchase of Common Stock	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2001	246,483,932	2,465	2,648,688	(32)	(734)	(448)	(2,139,638)	510,301
Issuance of common stock pursuant to employee stock purchase plan	1,777,475	18	4,162	—	—	—	—	4,180
Stock options exercised	2,653,595	26	2,327	—	—	—	—	2,353
Issuance of common stock pursuant to business restructuring activities	111,046	1	94	—	—	—	—	95
Repurchase of unvested common stock	(49,416)	(1)	(175)	—	144	—	—	(32)
Repurchase of common stock	(232,500)	(2)	(246)	—	—	—	—	(248)
Deferred stock compensation related to stock option and restricted stock grants	1,080,992	11	2,234	—	(2,245)	—	—	—
Forfeiture of stock options	—	—	(86)	—	86	—	—	—
Amortization of deferred stock compensation	—	—	—	—	1,396	—	—	1,396
Other	17,250	—	16	—	(14)	—	—	2
Comprehensive loss:
Net loss	—	—	—	—	—	—	(252,813)	(252,813)
Unrealized Investment losses	—	—	—	—	—	(1,386)	—	(1,386)
Foreign currency translation adjustment, cumulative translation gain of $362 at December 31, 2002	—	—	—	—	—	2,004	—	2,004

Total comprehensive loss								(252,195)

Balance at December 31, 2002	251,842,374	$2,518	$2,657,014	$(32)	$(1,367)	$170	$(2,392,451)	$265,852
Issuance of common stock in purchase of business	4,172,565	42	10,590	—	—	—	—	10,632
Issuance of common stock pursuant to employee stock purchase plan	1,038,964	10	1,262	—	—	—	—	1,272
Stock options exercised	2,833,676	29	2,383	—	—	—	—	2,412
Repurchase of common stock	(176,758)	(1)	(422)	—	—	—	—	(423)
Deferred stock compensation related to stock option and restricted stock grants	431,034	4	1,026	—	(1,030)	—	—	—
Forfeiture of stock options	—	—	(30)	—	30	—	—	—
Amortization of deferred stock compensation	—	—	—	—	1,107	—	—	1,107
Other	(88,467)	(1)	(31)	32	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(33)	(33)
Unrealized Investment losses	—	—	—	—	—	166	—	166
Foreign currency translation adjustment, cumulative translation gain of $723 at December 31, 2003	—	—	—	—	—	361	—	361

Total comprehensive income								494

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Notes Receivable for Purchase of Common Stock	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2003	260,053,388	$2,601	$2,671,792	$—	$(1,260)	$697	$(2,392,484)	$281,346
Issuance of common stock in purchase of business	27,151,548	272	73,028	—	—	—	—	73,300
Issuance of common stock pursuant to employee stock purchase plan	1,207,345	12	1,486	—	—	—	—	1,498
Stock options exercised	1,751,550	17	1,792	—	—	—	—	1,809
Forfeiture of restricted stock grants	(306,250)	(3)	(229)	—	371	—	—	139
Deferred stock compensation related to stock option and restricted stock grants	—	—	87	—	(82)	—	—	5
Repurchase of restricted stock	(30,020)	—	(189)	—	—	—	—	(189)
Amortization of deferred stock compensation	—	—	—	—	480	—	—	480
Other	—	—	—	—	—	—	(3)	(3)
Comprehensive loss
Net loss	—	—	—	—	—	—	(52,855)	(52,855)
Unrealized investment losses	—	—	—	—	—	1,002	—	1,002
Foreign currency translation adjustment, cumulative translation gain of $1,009 at December 31, 2004	—	—	—	—	—	286	—	286

Total comprehensive income								(51,567)

Balance at December 31, 2004	289,827,561	$2,899	$2,747,767	$—	$(491)	$1,985	$(2,445,342)	$306,818

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2003	2004
Operating activities:
Net loss	$(252,813)	$(33)	$(52,855)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	18,672	14,626	9,065
Amortization	16,444	5,881	15,150
Impairment of intangible assets	147,269	—	—
Noncash compensation expense	1,396	1,107	480
Purchased in-process research and development, acquisition-related and other charges (noncash)	800	1,100	5,923
Noncash restructuring charges	9,229	—	3,200
Fixed asset impairments	792	—	—
Noncash investment impairments	6,496	75	206
Interest on restricted cash investments	(207)	—	—
Other noncash items	36	(542)	(398)
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	12,751	3,271	(2,121)
Prepaid expenses and other assets	578	(2,984)	1,741
Accounts payable	(7,107)	473	(622)
Accrued expenses	(20,720)	(52,245)	(5,808)
Deferred revenue	(9,914)	(12,912)	(5,665)
Other liabilities	128	(1,228)	213

Net cash used in operating activities	(76,170)	(43,411)	(31,491)

Investing activities:
Purchase of property and equipment	(5,007)	(7,408)	(4,983)
Purchase of businesses, net of cash acquired	(11,447)	(24,439)	(43,751)
Maturity of restricted investments	2,203	1,486	457
Purchase of marketable securities and short-term investments	(134,656)	—	—
Maturity of marketable securities and short-term investments	—	35,439	99,291
Purchase of equity securities	(1,178)	(334)	(276)
Proceeds from sale of equity securities	—	—	824
Other	105	114	(45)

Net cash provided by/(used) in investing activities	(149,980)	4,858	51,517

Financing activities:
Payments on long-term debt and capital lease obligations	(914)	(280)	(72)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	6,537	3,684	3,307
Payments for repurchase of unvested common stock	(32)	—	—
Purchase of Company common stock	(248)	(423)	—

Net cash provided by financing activities	5,343	2,981	3,235
Effect of exchange rate changes on cash and cash equivalents	2,273	2,769	881

Net increase/(decrease) in cash and cash equivalents	(218,534)	(32,803)	24,142
Cash and cash equivalents at beginning of year	290,976	72,442	39,639

Cash and cash equivalents at end of year	$72,442	$39,639	$63,781

Supplemental disclosure of cash flow information:
Interest paid	$29	$29	$118

Income taxes paid	$999	$911	$1,609

Noncash activities:
Common stock issued and stock options exchanged to acquire businesses	$—	$10,632	$73,300

Common stock issued pursuant to business restructuring activities	$95	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE 1 — Business

Vignette Corporation, along with its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”), provides Web applications designed to help companies drive revenue growth, cost reductions, increased employee productivity and improved customer satisfaction. The Company’s portal, integration, enterprise content management and collaboration technologies give organizations the capability to provide a simple, personalized experience anytime, anywhere; integrate systems and information from inside and outside the organization; and manage the lifecycle of enterprise information and collaborate by supporting ad-hoc and business process-based information sharing. Together, the Company’s products and expertise help companies to harness the power of their information and the Web to deliver measurable improvements in business efficiency.

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

NOTE 2 — Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accruals for facility lease commitments vacated as a result of both its business restructuring and business acquisitions. During the year ended December 31, 2004, the Company expanded its business restructuring plan, including the exit of additional leased office space, and adjusted existing site consolidation accruals resulting in total business restructuring charges of $18.1 million. It is reasonably possible that sublease assumptions could change further in the near term, requiring adjustments to future income and goodwill.

The Company periodically reviews the valuation and amortization of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or useful life. During the years ended December 31, 2003 and December 31, 2004, no changes to the established estimated lives for identifiable intangible assets were made.

Accounting reclassifications

Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported net losses. The Consolidated Balance Sheet as of December 31, 2003 and the Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 include the reclassification of auction rate securities from cash and cash equivalents to short-term investments.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Revenue allocated to product license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, and collection of a fixed or determinable fee is probable. We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable, and such amounts are recognized as revenue as they become due. If collectibility is not considered probable, revenue is recognized when the fee is collected. For software arrangements where we are obligated to perform professional services for implementation of the product, we evaluate whether delivery has occurred upon shipment of software or upon completion of services and if the customer payment is probable of collection. This evaluation is made based on various factors such as the nature of the services work, order type (e.g. initial vs. follow-on), customer’s payment history, etc. In the instances where delivery is deemed not to have occurred upon shipment based on the aforementioned factors, license revenue is taken when we have no significant remaining obligations with regard to the implementation.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash, cash equivalents and short-term investments

The Company considers all highly liquid investment securities with an original maturity of three months or less at the date of purchase to be cash equivalents. Auction rate securities, historically classified as cash and cash equivalents, have been reclassified within the Consolidated Balance Sheets as marketable securities for the year ended December 31, 2003. Cash and cash equivalents for 2003 decreased by $132.3 million while short-term investments increased by the same amount. Short-term investments consist of marketable securities, excluding cash-equivalents, that have remaining maturities of less than one year from the respective balance sheet date. Investment securities are classified as available-for-sale and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the years presented.

Short-term investments consist of the following (in thousands):

	December 31, 2003			December 31, 2004
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$23,583	$(1)	$23,582	$2,195	$8	$2,203
Corporate notes	22,424	(9)	22,415	16,711	(71)	16,640
Medium term notes	21,580	(3)	21,577	921	(4)	917
Auction rate	132,300	—	132,300	80,822	—	80,822

	$199,887	$(13)	$199,874	$100,649	$(67)	$100,582

Long-term investments

Long-term investments are classified as available-for-sale and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss). The Company holds a less than 20% interest in, and does not exert significant influence over, any of the respective equity investees. The Company, therefore, applies the cost method. Long-term investments consisted of the following (in thousands):

	December 31,
	2003	2004
Restricted investments (cost approximates fair value)	$10,229	$9,793
Equity investments:
Common stock	465	1,323
Limited partnership interest	1,752	1,284

	$12,446	$12,400

Fair values are based on quoted market prices where available. If quoted market prices are not available, management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments.

The Company held restricted investments in the form of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. All restricted investments mature in 2005 and the average yield of these investments is approximately 1.60%.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions that reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized impairment charges of $6.5 million, $0.0 million, and $0.2 million for the years ended December 31, 2002, 2003 and 2004, respectively. Such impairments are recorded in “Other income (expense)” on the Consolidated Statements of Operations.

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

	Balance at Beginning of Period	Charged to Expense, net of Recoveries	Adjustments from Business Combinations	Deduction of Uncollectible Accounts	Balance at End of Period
Year ended December 31, 2002	$9,335	(652)	1,556	(2,513)	$7,726
Year ended December 31, 2003	$7,726	237	(1,384)	(3,235)	$3,344
Year ended December 31, 2004	$3,344	1,288	149	(327)	$4,454

No customers accounted for more than 10% of the Company’s total revenue during the years ended December 31, 2002, 2003 or 2004.

Financial instruments

The reported amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivables, accounts payable and accrued liabilities, approximate fair value. The Company uses derivative financial instruments to reduce its risk to foreign currency fluctuations. At December 31, 2004, the notional value of the foreign currency contracts was $16.6 million and based on the applicable exchange rates, the fair value of derivative financial instruments was a liability of $0.6 million. Foreign currency contracts are classified on the balance sheet in “Prepaid expenses and other” or in “Other current liabilities.” The Company had no foreign currency contracts or derivative financial instruments in 2002 or 2003.

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

Goodwill and other intangible assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. On January 1, 2002, the Company adopted Statement of Financial Accounting Standard 142, Goodwill and Other Intangible Assets (“Statement 142”), and no longer

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

amortizes its goodwill or trademark. In accordance with Statement 142, the Company periodically assesses its intangible assets, including goodwill, for indications of impairment. As a result of these assessments, the Company recorded an aggregate impairment charge of $147.3 million to reduce goodwill and its acquired trademark to their estimated fair value during 2002. Such charge is recorded in the “Impairment of intangible assets” on the Consolidated Statements of Operations. No such impairment charges were recorded in either 2003 or 2004.

Other intangible assets, including amounts allocated to acquired technology, non-compete contracts and customer relationships, are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. Amortization of acquired technology is considered a cost of revenue and is presented as “Amortization of acquired technology” in the accompanying Consolidated Statements of Operations. Amortization of non-compete contracts and customer relationships is considered operating expense and included in “Amortization of intangible assets” in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life.

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

Software development costs capitalized in accordance with Statement 86 totaled $0.7 million, $0.0, and $0.0 in 2002, 2003 and 2004, respectively. These capitalized costs relate to software developed by third-parties that were not acquired in a business combination. They are amortized using the straight-line method over the estimated useful life, generally 18 months. Amortization expense was $0.1 million and $0.5 million, and $0.1 million for the years ended 2002, 2003 and 2004, respectively and is included in “Cost of revenue – product license” in the accompanying Consolidated Statements of Operations.

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

Foreign currency

The functional currency of the Company’s foreign subsidiaries is the respective local currency. Assets and liabilities of these foreign subsidiaries are translated to U.S. Dollars at year-end exchange rates. Income statement items are translated to U.S. dollars at average exchange rates prevailing during the period. Accumulated net translation adjustments are recorded in “Accumulated other comprehensive income,” a separate component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in “Other income (expense)” in the accompanying Consolidated Statements of Operations. Gains and losses from foreign currency denominated transactions amounted to a $0.2 million loss, a $0.9 million gain, and a $0.1 million loss for the years ended December 31, 2002, 2003 and 2004, respectively.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-based compensation

At December 31, 2004, the Company has five stock-based compensation plans, which are described more fully in Note 5. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options or its stock to its employees and Board of Directors at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation costs are recorded. In the event that options are granted or restricted shares are issued at an exercise price that is less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the respective option or restricted stock. Deferred stock compensation is amortized on an accelerated basis over the respective vesting periods of the underlying options or restricted stock, and is recorded as “Amortization of deferred stock compensation” in the accompanying Consolidated Statements of Operations.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31,
	2002	2003	2004
Net loss:
Reported net loss	$(252,813)	$(33)	$(52,855)
Add: Total stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	1,396	1,107	480
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(99,070)	(44,265)	(16,951)

Pro forma net loss	$(350,487)	$(43,191)	$(69,326)

Basic net loss per share :
Reported net loss per share	$(1.01)	$(0.00)	$(0.19)

Pro-forma net loss per share	$(1.41)	$(0.17)	$(0.24)

Equity instruments issued to non-employees are accounted for in accordance with Statement 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive income

Comprehensive income includes net loss and other comprehensive income (loss) and is presented in the Consolidated Statements of Changes in Stockholders’ Equity. Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income establishes standards for reporting comprehensive income and its components in the financial statements. Accumulated other comprehensive income is displayed as a separate component of stockholders’ equity in the Company’s Consolidated Balance Sheet and consisted of the following (in thousands):

	December 31,
	2003	2004
Foreign currency translation	$723	$1,009

Unrealized gain (loss) on available-for-sale investments:
Cash equivalents	1	—
Short-term investments	(13)	(74)
Long-term investments	(14)	1,050

	$697	$1,985

Product warranties

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically such costs have not been material.

Advertising costs

Advertising costs are expensed as incurred. These expenses were approximately $1.1 million, $0, and $0 for the years ended December 31, 2002, 2003 and 2004, respectively.

Income taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net loss per share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. Pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share, diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive. The Company had outstanding common stock options of 46,041,561; 40,813,839; and 35,874,120 at December 31, 2002, 2003 and 2004, respectively. Such outstanding common stock options have been excluded from the calculation of diluted net loss per share, as the effect of their exercise would be antidilutive.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the calculation of basic net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2002	2003	2004
Net loss	$(252,813)	$(33)	$(52,855)

Basic:
Weighted-average common shares outstanding	249,284	253,964	284,278
Weighted-average common shares subject to repurchase or forfeiture	(72)	(864)	(466)

Weighted-average common shares used in computing basic and diluted net loss per share	249,212	253,100	283,812

Basic net loss per share	$(1.01)	$(0.00)	$(0.19)

Segments

The Company applies Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and considers its business activities to constitute a single segment.

Employee 401(k) plan

In 1997, the Company established a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The Company made no contributions in the years ended December 31, 2002, 2003, and 2004. However, the Company intends to contribute to the plan in 2005.

Through its recent business combinations, the Company assumed the 401(k) Plans of Tower Technology, Epicentric, and Intraspect (the “Assumed Plans”). The Assumed Plans are voluntary defined contribution retirement plans qualifying under Section 401(k) of the Internal Revenue Code of 1986. Under the terms of the Assumed Plans, the Company may match employee contributions; however, to date, no such contributions have been made. In December 2003, after deducting all charges and expenses of the Epicentric plan, the balances of all individual accounts were adjusted and the remaining assets distributed.

Recent accounting pronouncements

In October 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards123R, Share-Based Payment (“Statement 123R”), which is a proposed amendment to Statement 123. Generally, the approach under Statement 123R will require companies to recognize the fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. The Company is required to adopt Statement 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition. See Note 2 in the Notes to Consolidated Financial Statements for the pro forma net income/(loss) and net income/(loss) per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under Statement 123R to measure compensation expense for employee stock incentive awards.

Statement 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of Statement 123R for all share-based payments granted after the effective date and based on Statement 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures. Although the Company has not yet determined whether the adoption of Statement 123R will result in amounts that are similar to the current pro forma disclosures under Statement 123, it is evaluating the requirements under Statement 123R, including the adoption methods and expects the adoption to have a significant adverse impact on its consolidated statements of operations and net income/(loss) per share. We expect to continue to grant stock-based compensation to employees.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3 — Business Combinations and Acquired In-Process Research and Development

Acquisition of Tower Technology

On March 1, 2004 the Company acquired all issued and outstanding shares of TOWER Technology Pty Limited (“Tower Technology”), a privately held Australian company and provider of enterprise document and records management solutions. The consideration paid to the Tower Technology stockholders was comprised of approximately 27.2 million shares of the Company’s stock and $49.8 million in cash, including a $3.8 million payment made in July 2004 in lieu of issuing additional shares. In addition, the Company incurred approximately $7.4 million in transaction costs. The Company’s consolidated financial statements include Tower Technology’s financial position and results of operations for the period subsequent to March 1, 2004.

In accordance with SFAS 141, Business Combinations (“Statement 141”), the total purchase consideration of $133.9 million, including transaction costs of $7.4 million, has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective estimated fair values at the date of acquisition. Such allocation resulted in goodwill of $82.0 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for income tax purposes.

The following unaudited condensed consolidated balance sheet data presents the estimated fair value of the assets acquired and liabilities assumed. Such balance sheet information includes accruals related to employee severance, relocation and exit costs, as estimated on the date of acquisition (in thousands):

Cash and cash equivalents		$9,100
Accounts receivable		8,387
Prepaid expenses and other current assets		1,007
Property and equipment		404
Other assets		75
Intangible assets subject to amortization (5 year weighted-average useful life):
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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accrued severance and relocation costs of $1.4 million relate to severance, payroll taxes, outplacement and relocation benefits for certain Tower Technology employees impacted by the approved plan of termination and relocation. Approximately 50 employees were severed in the sales, marketing, professional services, engineering and general and administrative departments.

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and Relocation	Total
Initial accrual at March 1, 2004	$3,146	$1,426	$4,572

Cash activity	(864)	(1,400)	(2,264)
Adjustment to accrual	(866)	(26)	(892)

Balance at December 31, 2004	$1,416	$—	$1,416
Less: current portion			(578)

Long-term exit costs and severance and relocation			$838

Acquisition of Intraspect Software, Inc.

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

In accordance with Statement 141, the total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective estimated fair values at the date of acquisition. Such allocation resulted in goodwill of $16.0 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for income tax purposes.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following unaudited condensed consolidated balance sheet data presents the estimated fair value of the assets acquired and liabilities assumed. Such balance sheet information includes accruals related to employee severance, relocation and exit costs, as estimated on the date of acquisition (in thousands):

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands:

	Exit Costs	Severance and relocation	Total
Initial accrual at December 10, 2003	$2,250	$543	$2,793
Adjustment to accrual	—	(30)	(30)
Cash activity	(67)	(507)	(574)

Balance at December 31, 2003	2,183	6	2,189
Adjustment to accrual	21	148	169
Cash activity	(834)	(154)	(988)

Balance at December 31, 2004	$1,370	$—	$1,370

Less: current portion			(825)

Long term exit costs and severance and relocation			$545

Acquisition of Epicentric, Inc

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

In accordance with Statement 141, the total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective estimated fair values at the date of acquisition. Such allocation resulted in goodwill of $33.0 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for income tax purposes. The following unaudited condensed consolidated balance sheet data presents the estimated fair value of the assets acquired and liabilities assumed.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Accrued exit costs of $9.8 million relate to lease obligations for excess office space that the Company has vacated or intends to vacate under the approved facilities exit plan. The total lease commitments include the remaining lease liabilities and brokerage commissions, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences would result in adjustments to the purchase price allocation and ultimately, the amount allocated to goodwill. Impacted sites include office space located in San Francisco, California; New York, New York; Chicago, Illinois; and Austin, Texas and have lease commitments that expire as late as December 2006.

Accrued severance and relocation costs of $1.9 million relate to severance, payroll taxes, outplacement and relocation benefits for certain Epicentric employees impacted by the approved plan of termination and relocation. Approximately 85 Epicentric employees were severed in the sales, marketing, professional services, engineering and general and administrative departments.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and Relocation	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689

Cash activity	—	—	—

Balance at December 31, 2002	$9,794	$1,895	$11,689
Adjustment to accrual	190	—	190
Cash activity	(3,692)	(1,823)	(5,515)

Balance at December 31, 2003	$6,292	$72	$6,364
Adjustment to accrual	(454)	(72)	(526)
Cash activity	(2,360)	—	(2,360)

Balance at December 31, 2004	$3,478	$—	$3,478

Less: current portion			(2,358)

Long term exit costs and severance and relocation			$1,120

The following table summarizes costs related to our business combinations (in thousands):

	Year Ended December 31,
	2002	2003	2004
Purchased in-process research and development	$800	$1,100	$4,800
Cross-training, product integration and other	404	490	1,345
Severance and other employee-related costs	—	136	807
Contingent compensation	582	2,532	657

	$1,786	$4,258	$7,609

In-process research and development (“IPR&D”)

The amounts allocated to IPR&D were based on discounted cash flow models that employed cash flow projections for revenue based on the projected incremental increase in revenue that the acquired company expected to receive from the completed IPR&D. Such assumptions were based on management’s estimates and the growth potential of the market. Revenue for the projection periods assumed a compound annual growth rate of 17.2%, 5.0%, and 17.5% for Epicentric, Intraspect, and Tower Technology, respectively, and was adjusted to reflect the percentage of research and development determined to be complete as of the acquisition date. Cost of revenue, selling, general and administrative expense, and research and development expense were estimated as a percent of revenue based on each acquired company’s historical results and industry averages. These estimated operating expenses as well as capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The after-tax cash flow projections were discounted using a risk-adjusted rate of return, of 40% and 19% for Epicentric, and Intraspect, respectively. A risk-adjusted rate of return ranging from 20% to 22% was employed for Tower Technology. Such discount rates were based on each acquired company’s weighted average cost of capital of 36%, 17%, and 20% for Epicentric, Intraspect, and Tower Technology, respectively, as adjusted upwards for the additional risk related to the projects’ development and success.

Acquisition-related and other charges

As part of the Epicentric acquisition, contingent compensation in the form of cash totaling $2.5 million and $0.3 million was recorded in 2003 and 2004, respectively. The Company expects to incur no additional contingent compensation expense for Epicentric employees. During 2004, contingent expense compensation charges of $0.3 million and $0.1 million were incurred in conjunction with the Intraspect and Tower Technology acquisitions, respectively. Because contingent consideration is based on defined future employment requirements, it is compensatory in nature and is not included in the total purchase price, but, instead, is expensed as future employment requirements are satisfied.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pro forma results of operations

The following presents the unaudited pro forma combined results of operations of the Company with Tower Technology and Intraspect for the three months and year ended December 31, 2003 and 2004, after giving effect to certain pro forma adjustments. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2003 or of future results of operations of the consolidated entities (in thousands, except for per share data):

	Three months ended December 31,		Year ended December 31,
	2003	2004	2003	2004
Revenue	$53,363	$48,821	$210,260	$183,161
Loss from operations	(13,519)	(11,911)	(24,276)	(52,152)
Net loss	(10,430)	(11,933)	(26,937)	(50,847)
Basic loss per share	$(0.04)	$(0.04)	$(0.09)	$(0.17)

NOTE 4 — Intangible Assets

Intangible assets with indefinite lives

The changes in the carrying amount of intangible assets with indefinite lives, net of accumulated amortization and impairment charges, are as follows (in thousands):

Goodwill
Balance at December 31, 2002	$32,993
Purchase price adjustments	(1,982)
Acquisition	15,958

Balance at December 31, 2003	46,969
Acquisition	82,023
Purchase price adjustments	(5,080)

Balance at December 31, 2004	$123,912

The goodwill balance at December 31, 2003 pertains to the Epicentric business combination completed in December 2002 and to the Intraspect business combination completed in December 2003. The goodwill balance as of December 31, 2004 also includes the Tower Technology business combination and related purchase price adjustments.

Purchase price adjustments in 2003 are primarily attributable to successful collection of doubtful accounts receivable inherited from Epicentric. Purchase price adjustments in 2004 primarily relate to the reduction in the calculated amount of cash consideration paid to certain former Tower Technology option holders subsequent to acquisition pursuant to the Share Sale Agreement dated January 22, 2004. The actual amount paid was $3.8 million whereas the estimated amount at the acquisition date was $7.1 million. The decline in the actual amount of the payment was directly proportional to the decline in the Company’s stock price. Other purchase price adjustments made in 2004 relate to reductions in deferred tax liabilities, and adjustments to certain accrual assumptions, which were offset by an increase in the tax withholding provision in the United Kingdom for Tower Technology.

Goodwill impairment tests

In accordance with Statement 142, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the enterprise level as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by Statement 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. In 2002, the value determined in Step 1 of the assessment, which involves comparing the fair value to the carrying value

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of the reporting unit, indicated a goodwill impairment. The Company estimated fair value based on market capitalization, as complemented by a discounted cash flow analysis, and as a result recorded a $147.0 million charge. The impairment was recorded in light of sustained negative industry and economic trends impacting current operations, the significant decline in Vignette’s stock price for a sustained period of time and the Company’s market capitalization relative to its net book value. The impaired goodwill was originally recorded in connection with the four business combinations effected during 1999 and 2000. Such acquisitions were completed during a period when stock valuations for software companies were generally at much higher levels.

Using data as of October 1, 2003 and 2004, the Company passed the first step. The Company also reviewed other factors to determine the likelihood of impairment. Based on these findings, the remaining net goodwill balance of $123.9 million is not considered impaired at December 31, 2004.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	December 31,
	2003			2004
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Intellectual property purchases:
Capitalized software development costs	$700	$(583)	$117	$700	$(700)	$—

Business combinations:
Technology	47,000	(39,818)	7,182	77,101	(49,931)	27,170
Non-compete contracts	800	(433)	367	2,200	(1,092)	1,108
Customer relationships	5,200	(1,511)	3,689	23,400	(5,772)	17,628

Balance at December 31, 2003 and 2004	$53,700	$(42,345)	$11,355	$103,401	$(57,495)	$45,906

The net carrying amount of intangible assets acquired in business combinations relates to the Epicentric, Intraspect, and Tower Technology purchases.

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the years ended December 31, 2002, 2003 and 2004 was $16.4 million, $5.4 million, and $15.0 million, respectively. Of these amounts, $16.1 million, $2.0 million, and $4.9 million, was recorded as “Amortization of intangible assets” in operating expenses, respectively, and the remaining $0.3 million, $3.4 million, and $10.1 million, respectively, was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) for the next five years is as follows:

For the year ended December 31, 2005	$11,300
For the year ended December 31, 2006	$8,700
For the year ended December 31, 2007	$8,400
For the year ended December 31, 2008	$8,100
For the year ended December 31, 2009	$8,100

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 — Stockholders’ Equity

Preferred stock

As of December 31, 2004 and 2003, there were 30,000,000 shares authorized to be designated as preferred stock, none of which were outstanding at December 31, 2003 or 2004.

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

Common stock

The Company authorized the issuance of 500,000,000 shares of $0.01 par value common stock. A portion of the shares issued are restricted and are subject to forfeiture, until the respective vesting requirement is achieved, which is generally four years from grant or issuance. As of December 31, 2004, 466,366 shares were subject to forfeiture.

As of December 31, 2004, the Company reserved shares of its common stock for the following purposes:

Employee stock purchase plan	12,684,202
Stock options available for grant	45,673,508
Exercise of outstanding stock options	35,874,120

94,231,830

Stock plans

The Company has established five stock plans: (i) the 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”); (ii) the 1999 Equity Incentive Plan (the “1999 Plan”); (iii) the 1999 Supplemental Stock Option Plan (the “1999 Supplemental Plan”); (iv) the 1999 Non-Employee Directors Option Plan (the “Directors’ Plan”) and (v) the Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (the “ESPP”). Of these plans, the 1995 Plan, the 1999 Plan, the Directors’ Plan and the ESPP have been approved by the Company’s shareholders. The 1999 Supplemental Plan did not require approval by the Company’s shareholders.

Under the 1995 Plan, certain employees, members of the Board and independent advisors were granted options to purchase shares of the Company’s common stock and were issued shares of the

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company’s common stock. Options are immediately exercisable. Upon certain events, the Company has repurchase rights for unvested shares equal to the original exercise price. At December 31, 2004, no shares were subject to repurchase. The Company also has the right of first refusal for any proposed disposition of shares issued under the 1995 Plan. The stock options and the related exercised stock will generally vest over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. Stock issuance may be for purchase or as a bonus for services rendered to the Company. Options outstanding at the time of the Company’s initial public offering were assumed under the Company’s 1999 Plan. Options may not be granted from the 1995 Plan subsequent to the Company’s initial public offering, therefore, no shares were available for future grant under the 1995 Plan at December 31, 2004. Options that expire under the 1995 Plan will be available for future grants under the 1999 Plan.

Under the 1999 Plan, employees, non-employee members of the Board and consultants may be granted options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options are exercisable in accordance with each stock option agreement. The term of each option is no more than ten years from the date of grant. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Plan automatically increased by the lesser of (i) 5% of the total number of shares of the common stock then outstanding or (ii) 11,804,820 shares. At December 31, 2004, there were 72,393,870 shares authorized for issuance, including shares assumed from the 1995 Plan, of which 27,132,929 were available for future grant.

Under the 1999 Supplemental Plan, only employees and consultants who are common-law employees of the corporation are eligible for the grant of options. Employees who are officers of the corporation are not eligible for the grant of options under this Plan. The term and vesting periods are equivalent to those under the 1999 Plan. At December 31, 2004, there were 33,000,000 shares authorized for issuance of which 17,478,079 were available for future grant.

Under the Directors’ Plan, non-employee members of the Board may be granted non-qualified options to purchase shares of common stock. Vesting for options granted prior to April 2004 occurs over a four-year cumulative period. Vesting of options granted after April 2004 occurs over a one-year period. The term of each option is no more than ten years from the date of grant. At December 31, 2004, there were 1,500,000 shares authorized for issuance of which 1,062,500 were available for future grant.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes stock option activity and related information through December 31, 2004 follows:

	Year Ended December 31,
	2002		2003		2004
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of period	47,148,500	$7.80	46,041,561	$5.20	40,813,839	$4.54
Granted	17,567,558	1.53	8,556,585	2.01	12,353,271	1.77
Exercised	(2,653,595)	0.89	(2,833,676)	0.85	(1,751,550)	1.03
Canceled	(16,020,902)	9.54	(10,950,631)	6.29	(15,541,440)	6.01

Outstanding at end of period	46,041,561	5.20	40,813,839	4.54	35,874,120	3.12

Options exercisable at period end	18,867,571	6.86	21,230,035	6.23	19,850,331	4.15

Options available for grant	40,043,563		43,804,328		45,673,508

The following table summarizes options outstanding and exercisable as of December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01 - $ 0.75	2,890,150	3.3	$0.18	2,890,150	$0.18
$ 0.76 - $ 1.50	11,841,251	6.1	1.08	4,546,174	0.99
$ 1.51 - $ 3.00	10,265,731	6.7	2.19	2,721,851	2.33
$ 3.01 - $ 5.00	5,849,171	4.4	3.88	5,012,024	3.88
$ 5.01 - $ 7.50	3,505,508	4.1	6.03	3,162,013	6.05
$ 7.51 - $15.00	1,013,539	3.2	8.75	1,009,349	8.75
$15.01 - $25.00	22,240	3.2	19.56	22,240	19.56
$25.01 - $99.00	486,530	4.2	47.61	486,530	47.61

	35,874,120	5.5	$3.12	19,850,331	$4.15

Under the ESPP, as amended, the Company has reserved 21,572,856 shares of common stock for issuance to participating employees. Under the terms of the ESPP, there are two, six-month offerings per year. Employees may direct the Company to withhold up to 15% of their salary to purchase the Company’s common stock. An employee may purchase a maximum of 2,000 shares per six-month offering period. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the number of shares under the ESPP automatically increased by the lesser of (i) 2% of the total number of shares of common stock then outstanding or (ii) 4,500,000 shares. As of December 31, 2004, 8,888,654 shares were issued under the ESPP. This plan has 12,684,202 shares available for future issuance.

Fair value disclosures

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method of Statement 123. Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions:

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Employee Stock Options			Employee Stock Purchase Plan
	2002	2003	2004	2004
Risk-free interest rate	2.9%	2.0%	2.7%	2.6%
Weighted-average expected life of the options (years)	2.5	2.5	2.4	0.5
Dividend rate	0.0%	0.0%	0.0%	0.0%
Assumed volatility	1.3	1.2	1.1	1.1
Weighted-average fair value of options granted
Exercise price equal to fair value of stock on date of grant	$1.44	$1.49	$1.77	$1.43
Exercise price less than fair value of stock on date of grant	$2.05	$—	$—	$—

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

	Year ended December 31,
	2002	2003	2004
Pro forma stock-based compensation expense	$99,070	$44,254	$16,951
Pro forma net loss	$(350,487)	$(43,191)	$(69,326)
Pro forma basic net loss per share	$(1.41)	$(0.17)	$(0.24)

Employee option exchange program

On September 28, 2004, the Company granted 2.0 million stock options to employees who elected to participate in the Company’s stock option exchange program, a program designed to retain employees and to provide them with an incentive for maximizing stockholder value. Under the option exchange program, a total of 5.1 million stock options, which were previously granted to the participating employees, were canceled on March 25, 2004 (the “cancellation date”). For non-executive employees at the option exchange program’s cancellation date, the exercise price of these new options was $1.27, which was the fair market value of the Company’s common stock on September 28, 2004, or the grant date. For executive employees at the option exchange program’s cancellation date, the exercise price of these new options was $2.20, which was the fair market value of the Company’s common stock on the exchange program’s cancellation date. The exchange program was organized to comply with Financial Accounting Standard Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and did not result in any additional compensation charges or variable plan accounting. The Company’s senior executive officers and Board of Directors were not eligible to participate in this program.

Deferred stock compensation

In 2002, 2003 and 2004, the Company recorded total deferred stock compensation of $2.2 million $1.0 million, and $0.1 million, respectively. In 2002, the amount related in part to the issuance of 1.1 million shares of restricted common stock to various employees. Additionally, 1.0 million options were issued to employees participating in a voluntary salary exchange program. These options were granted at an exercise price that was less than the then fair value on the date of grant, $2.80 and $3.39, respectively. In 2003, the amount primarily related to restricted stock issued to our Chief Executive Officer in November 2003. These amounts are being amortized over the vesting periods of the applicable restricted shares and options, resulting in amortization expense of $1.1 million and $0.5 million for the years ended December 31, 2003 and 2004, respectively. The reduction in total deferred stock compensation in 2004 was the net result of forfeitures recognized upon the departure of certain employees.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share repurchase program

The Board of Directors has approved two stock repurchase programs. Each program was approved with an expiration date of six months after the effective date. In general, repurchases may be made in the open market, through block trades or otherwise and repurchased shares may be used for general corporate purposes, including issuance under the Company’s stock plans. During each of 2002 and 2003, the Company repurchased 0.2 million shares of its common stock for $0.2 million for an aggregate cost of $0.4 million. All such repurchases were conducted through open market transactions. The Company did not repurchase stock in 2004.

NOTE 6 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002, 2003, and 2004. Components of business restructuring charges and the remaining restructuring accruals are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	$14,713	$—	$962	$15,675
Less: current portion				(7,846)

Accrued restructuring costs, less current portion				$7,829

During 2004 the Company expanded the existing restructuring plan initiated in 2001. In the first quarter of 2004, the Company moved out of its existing headquarters and relocated to nearby office space that now serves as its headquarters. As such, the Company recorded a restructuring charge of approximately $8.0 million in the first quarter of 2004 pursuant to Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). In addition, we incurred severance and other real estate-related expenses of approximately $1.2 million resulting from our business combination with Tower Technology. In the fourth quarter of 2004, the Board of Directors authorized the Company to effect job reductions. The plan included a worldwide reduction in

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

headcount of approximately 120 personnel, including consolidating software development facilities in Boston, Massachusetts and San Francisco, California into the Company’s other existing development facilities. Expenses incurred in the fourth quarter of 2004 as a result of this plan totaled approximately $9.4 million, of which $3.2 million related employee severance, benefits, and outplacement services, $5.3 million related to real estate, and $0.9 million related to the write-off of leasehold improvements for vacated real estate.

Additional expenses of approximately $0.7 million for employee severance, $0.5 million for real estate, and $0.1 million related to leasehold improvement write-offs are expected to be incurred in the first and second quarters of 2005. Future cash expenditures associated with this action are expected to continue through 2011 and relate primarily to our lease obligations. These are management’s best estimates based on currently available information and are subject to change

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the Company’s restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees, or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; Brisbane and San Francisco, California; New York City, New York; Waltham and Boston, Massachusetts; Chicago, Illinois; Slough, United Kingdom; Madrid, Spain; and Lane Cove and Melbourne, Australia. The maximum lease commitment of such vacated properties extends through December 2011.

Asset impairments

Asset impairments relate to the impairment of certain fixed assets. These fixed assets were impaired as a result of the Company’s decision to vacate certain office space and align its infrastructure with current and projected headcount, resulting in an impairment charge of $9.2 million, $0, and $2.3 million, in 2002, 2003, and 2004, respectively.

Employee separation and other costs

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, the Company severed approximately 1,620 employees since the plan’s inception in 2001. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies. During 2003, the Company favorably resolved certain employee matters that related to the Company-initiated reduction in force. This resolution resulted in a $3.3 million decrease in the employee separation and other costs accrual.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 —Commitments and Contingencies

The Company has financed the acquisition of certain computers and equipment through capital lease transactions that are accounted for as financings. Included in property and equipment are the following assets held under capital leases (in thousands):

	December 31,
	2003	2004
Property and equipment	$373	$—
Less accumulated depreciation	(296)	—

	$77	$—

The Company leases its office facilities and office equipment under various operating and capital lease agreements having expiration dates through 2011. Rent expense, excluding vacated properties, for the years ended December 31, 2002, 2003, and 2004 was $6.9 million, $5.7 million, and $6.2 million respectively. At December 31, 2004, estimated future rents receivable from signed sublease agreements are $5.5 million through 2010. Future minimum payments due and receivable as of December 31, 2004 under these leases and subleases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2005	$14,739	$2,093
2006	8,237	1,233
2007	5,486	791
2008	4,434	652
2009	3,559	606
Thereafter	4,905	101

Total minimum lease payments	$41,360

Total minimum sublease rentals		$5,476

Product warranties

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically, such costs have not been material.

Software license indemnifications

Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation 45”), requires that the Company recognize the fair value for certain guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002. When the Company determines that a loss is probable, the estimated loss must be recognized as it relates to applicable guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify customers of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes on the intellectual property rights of a third party. The Company records resulting costs as incurred and historically, such costs have not been material. Accordingly, the Company has not recorded a liability related to these indemnification provisions.

NOTE 8 — Legal Matters

Securities class action

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company’s initial public offering of Vignette stock in February 1999 and the Company’s secondary public offering of Vignette stock in December 1999 - Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company’s initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in “tie-in arrangements” whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company’s initial public offering and the prospectus and registration statement for the Company’s secondary public offering. The action seeks damages in an unspecified amount.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied a motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company’s case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by the Company. Even if material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. The settlement agreement has been submitted to the Court for approval. Approval by the Court cannot be assured. The Company cannot predict whether or when a settlement will occur or be finalized. If the settlement is not approved, the Company is unable to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period. The Company believes that this lawsuit is without merit and would continue to defend itself vigorously if the settlement is not approved.

On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Judge Scheindlin ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. There will be a conference with Judge Scheindlin on March 18, 2005 to discuss the status of the revised settlement agreement. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the court’s opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreement.

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

NOTE 9 — Income Taxes

As of December 31, 2004, the Company had federal net operating loss, capital loss and research credit carryforwards of approximately $754.0 million, $25.5 million and $11.3 million, respectively. The net operating loss, capital loss and research credit carryforwards will expire in varying amounts, between 2005 and 2025, if not utilized. The Company also had a foreign net operating loss carryover of approximately $7.0 million. The foreign net operating loss carryover is not subject to expiration.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss, capital loss and research credit carryforwards in the event of an “ownership change” of a corporation. At December 31, 2004 approximately $160.1 million of the net operating loss and $1.9 million of the research credit carryover were incurred by companies we acquired and will be subject to an annual limitation. In addition, the remaining net operating loss of $593.9 million, capital loss carryforward of $25.5 million and research credit carryover of $9.4 million may be subject to this limitation. These restrictions may severely limit the benefit of these tax attributes in future periods. As a result, substantial amounts of the Company’s net operating loss, capital loss and research credit carryforwards may expire prior to utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2003 and 2004 are as follows (in thousands):

	December 31,
	2003	2004
Deferred tax liabilities:
Intangible assets	$(4,159)	$(1,186)
Other	(943)	(1,259)

	(5,102)	(2,445)
Deferred tax assets:
Depreciable assets	4,913	3,290
Foreign intangible assets	—	2,100
Equity investments	12,008	12,151
Capitalized development costs	30,546	34,349
Deferred revenue	793	2,651
Tax carryforwards	284,292	302,113
Accrued liabilities and other	9,811	12,470

	342,363	369,124

Net deferred tax assets	337,261	366,679
Valuation allowance for net deferred tax assets	(337,261)	(366,679)

Net deferred taxes	$—	$—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. As of December 31, 2004, the valuation allowance includes approximately $27.3 million related to the acquisition of Epicentric, Intraspect and Tower Technology net deferred tax assets. The initial recognition of these acquired deferred tax asset items will first reduce goodwill, then other non-current intangible assets of the acquired entity. In the year ended December 31, 2004 the company recognized approximately $0.3 million of acquired deferred tax assets as a reduction to goodwill. Approximately $148.4

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, substantially all of which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

Undistributed earnings of the Company’s foreign subsidiaries were immaterial as of December 31, 2003 and 2004. Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

The Company’s provision for income taxes for 2002, 2003 and 2004 consists primarily of foreign income taxes and withholdings on income generated in foreign countries. The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year ended December 31,
	2002	2003	2004
Federal statutory rate	(34.0)%	34.0%	(34.0)%
State taxes, net of federal benefit	(1.1)	8.9	(1.5)
Non-deductible goodwill amortization	19.8	—	—
In-process research and development	0.1	33.9	3.2
Stock compensation	0.2	34.1	0.3
Foreign taxes at different rates	0.8	94.7	(1.9)
Change in valuation allowance	14.0	(212.5)	36.6
Non-deductible expenses & other	0.7	109.9	0.2

	0.5%	103.0%	2.9%

The Company’s tax accounts include an accrual for income taxes for amounts intended to satisfy income tax assessments that may result from the examination of the Company’s corporate tax returns. The amounts ultimately paid upon resolution of these examinations could be materially different from the amounts included in the provision for income taxes and result in additional tax benefit, or expense, depending on the ultimate outcome.

NOTE 10 — Related Party Transactions

A receivable loan from an employee granted in 2001 totaled $0.3 million and $0.3 million at December 31, 2003 and 2004, respectively. The Company holds a Promissory Note from a non-officer employee. The principal sum of $0.3 million was used for personal purposes. The loan was due and payable on June 30, 2003. The loan is now in default and a letter agreement was signed on December 4, 2003 wherein the employee reaffirmed his intent to pay the amount in full as soon as possible. The loan is currently being repaid via the employee’s garnished wages, including bonuses and commissions. The loan note is secured by a first priority mortgage on such employee’s real estate and bears interest at 8% per annum, compounded quarterly. At both December 31, 2003 and 2004, the principal outstanding was $0.3 million, plus accrued interest to date. An employee receivable is reported as a current asset in the line item “Prepaid expenses and other” unless collection is expected to be outside of one year from the balance sheet date; in which case, it is reported in the line item “Other assets.” At both December 31, 2003 and 2004, $0 employee receivables were classified as other assets. At December 31, 2003 and 2004 there were no other related party balances.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11 — Segments of Business and Geographic Area Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s operations by geographic area follows (in thousands):

	Year ended December 31,
	2002	2003	2004
Revenue:
Americas:
United States	$104,863	$116,564	$109,736
Other	2,411	2,257	2,446

Total Americas	107,274	118,821	112,182

Europe	41,977	35,278	53,681
Asia Pacific	5,887	4,215	12,064

Total	$155,138	$158,314	$177,927

	At December 31,
	2003	2004
Identifiable assets:
Americas:
United States	$332,816	$362,369
Other	3,340	4,535

Total Americas	336,156	366,904

Europe	25,578	30,502
Asia Pacific	4,382	8,050

Total	$366,116	$405,456

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental Financial Information (Unaudited)

The following tables set forth certain unaudited consolidated statements of operations data, both in absolute dollars and as a percentage of total revenue, for each of our last eight quarters. This data has been derived from unaudited condensed consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of the Company’s management, include all normal recurring adjustments necessary for a fair presentation of such information. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results for any future period.

	Three Months Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands, except share data and percentages)
Revenue:

Product license	$16,451	$14,950	$13,405	$16,180	$14,679	$16,852	$12,313	$19,309
Services	24,345	25,368	24,602	23,013	25,001	29,960	30,301	29,512

Total revenue	40,796	40,318	38,007	39,193	39,680	46,812	42,614	48,821

Cost of revenue:

Product license	553	527	886	878	1,121	1,625	939	1,352
Amortization of acquired technology	800	800	800	1,050	1,968	2,806	2,804	2,538
Services	10,465	9,943	9,558	9,565	11,306	13,398	13,618	14,638

Total cost of revenue	11,818	11,270	11,244	11,493	14,395	17,829	17,361	18,528

Gross profit	28,978	29,048	26,763	27,700	25,285	28,983	25,253	30,293

Operating expenses:

Research and development	12,109	10,559	8,783	8,472	10,149	10,300	10,860	8,901

Sales and marketing	18,228	16,292	16,607	17,033	19,212	19,270	18,553	17,774

General and administrative	4,801	3,643	4,104	3,179	4,795	4,466	4,453	4,258
Purchased in-process research and development, acquisition-related and other charges	1,143	1,128	—	1,987	5,923	974	270	442

Business restructuring charges	(1)	(1,388)	(623)	(12,675)	9,179	(519)	39	9,384
Amortization of deferred stock Compensation	377	237	178	315	156	211	15	98

Amortization of intangible assets	609	442	442	472	815	1,379	1,379	1,346

Total operating expenses	37,266	30,913	29,491	18,783	50,229	36,081	35,569	42,203

Income (loss) from operations	(8,288)	(1,865)	(2,728)	8,917	(24,944)	(7,098)	(10,316)	(11,910)

Other income (expense), net	1,035	1,276	1,085	1,672	509	1,126	686	574

Income (loss) before income taxes	(7,253)	(589)	(1,643)	10,589	(24,435)	(5,972)	(9,630)	(11,336)

Provision for income taxes	294	278	278	287	230	265	391	596

Net loss	$(7,547)	$(867)	$(1,921)	$10,302	$(24,665)	$(6,237)	$(10,021)	$(11,932)

Basic and diluted net income (loss) per share (1)	$(0.03)	$(0.00)	$(0.01)	$0.04	$(0.09)	$(0.02)	$(0.03)	$(0.04)

(1)	Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per common share information may not equal the annual loss per share.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
As a Percentage of Total Revenue:
Revenue:
Product license	40%	37%	35%	41%	37%	36%	29%	40%
Services	60	63	65	59	63	64	71	60

Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product license	1	1	2	2	3	3	2	3
Amortization of acquired technology	2	2	2	3	5	6	7	5
Services	26	25	25	24	28	29	32	30

Total cost of revenue	29	28	29	29	36	38	41	38

Gross profit	71	72	71	71	64	62	59	62
Operating expenses:
Research and development	30	26	23	22	26	22	25	18
Sales and marketing	45	40	44	43	48	41	44	36
General and administrative	12	9	11	8	12	10	10	9
Purchased in-process research and development, acquisition-related and other charges	3	3	0	5	15	2	1	1
Business restructuring charges	—	(3)	(2)	(32)	23	(1)	—	19
Amortization of deferred stock compensation	1	1	—	1	—	—	—	—

Amortization of intangible assets	1	1	1	1	2	3	3	3

Total operating expenses	92	77	77	48	126	77	83	86

Income (loss) from operations	(21)	(5)	(6)	23	(62)	(15)	(24)	(24)
Other income, net	3	3	3	4	1	2	2	1

Income (loss) before income taxes	(18)	(2)	(3)	27	(61)	(13)	(22)	(23)

Provision for income taxes	1	1	1	1	1	1	1	1

Net income (loss)	(19)%	(3)%	(4)%	26%	(62)%	(14)%	(23)%	(24)%