Form 10-Q
period 2005-03-31
VIGNETTE CORP
filed 2005-05-09
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

As of April 30, 2005, there were 290,984,936 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended March 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

in thousands

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,032	$63,781
Short-term investments	95,117	100,582
Accounts receivable, net	30,482	41,569
Prepaid expenses and other current assets	9,767	5,424

Total current assets	213,398	211,356
Property and equipment, net	8,791	9,764
Investments	11,925	12,400
Goodwill	120,753	123,912
Other intangibles, net	42,623	45,906
Other assets	1,435	2,118

Total assets	$398,925	$405,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$35,062	$42,155
Deferred revenue	35,050	33,444
Other current liabilities	7,453	9,351

Total current liabilities	77,565	84,950
Deferred revenue, less current portion	2,879	3,356
Other long-term liabilities, less current portion	7,798	10,332

Total liabilities	88,242	98,638
Stockholders’ equity	310,683	306,818

Total liabilities and stockholders’ equity	$398,925	$405,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended March 31,
	2005	2004
Revenue:
Product license	$16,290	$14,679
Services	29,356	25,001

Total revenue	45,646	39,680
Cost of revenue:
Product license	792	1,121
Amortization of acquired technology	2,004	1,968
Services	12,992	11,306

Total cost of revenue	15,788	14,395

Gross profit	29,858	25,285
Operating expenses:
Research and development (1)	8,670	10,149
Sales and marketing (1)	15,936	19,212
General and administrative (1)	4,960	4,795
Purchased in-process research and development, acquisition-related and other charges	270	5,923
Business restructuring charges (benefit)	(2,154)	9,179
Amortization of deferred stock compensation	132	156
Amortization of other intangibles	1,279	815

Total operating expenses	29,093	50,229

Income (Loss) from operations	765	(24,944)
Other income, net	2,451	509

Income (Loss) before provision for income taxes	3,216	(24,435)
Provision for income taxes	(498)	(230)

Net Income (Loss)	$2,718	$(24,665)

Basic net income (loss) per common share	$0.01	$(0.09)

Diluted net income (loss) per common share	$0.01	(N/A )

Shares used in computing net income (loss) per common share

Basic	289,824	269,423
Diluted	295,057	269,423
(1) Excludes amortization of deferred stock compensation as follows:

	Three months ended March 31,
	2005	2004
Research and development	$(16)	$47
Sales and marketing	12	(48)
General and administrative	136	157

	$132	$156

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income (loss)	$2,718	$(24,665)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,695	2,683
Non-cash compensation expense	132	156
Amortization of intangible assets	3,283	2,900
Non-cash restructuring charges	—	2,331
Income on restricted investments	(1,480)	—
Gain on disposal of fixed assets	(105)	—
Other charges	210	5,923
Changes in operating assets and liabilities	682	545

Net cash provided by (used in) operating activities	7,135	(10,127)

Investing activities:
Purchase of property and equipment	(774)	(1,640)
Purchase of business, net of cash acquired	—	(37,779)
Maturity of short-term investments, net	5,465	57,493
Sale of restricted investments	395	(85)
Proceeds from sale of equity securities	1,480	780
Purchase of equity securities	(45)	(111)
Other	135	30

Net cash provided by investing activities	6,656	18,688

Financing activities:
Payments on capital lease obligations	—	(68)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	941	1,997
Payments for unvested common stock	—	(26)

Net cash provided by financing activities	941	1,903
Effect of exchange rate changes on cash and cash equivalents	(481)	65

Net change in cash and cash equivalents	14,251	10,529
Cash and cash equivalents at beginning of period	63,781	39,639

Cash and cash equivalents at end of period	$78,032	$50,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2005

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005 and 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at December 31, 2004 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

NOTE 2 — Stock-based Compensation

At March 31, 2005, the Company has five stock-based compensation plans. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options or its stock to its employees at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation costs are recorded. In the event that options are granted or restricted shares are issued at an exercise price that is less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the respective option or restricted stock. Deferred stock compensation is amortized on an accelerated basis over the options and restricted stocks’ respective vesting periods, and is recorded as “Amortization of deferred stock compensation” in the Condensed Consolidated Statements of Operations.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income (loss):
Reported net income (loss)	$2,718	$(24,665)
Add: Total stock-based employee compensation expense included in the determination of net income (loss) as reported, net of related tax effects	132	156
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,296)	(5,526)

Pro forma net income (loss)	$554	$(30,035)

Basic net income (loss) per share:
Reported net income (loss) per share	$0.01	$(0.09)

Pro-forma net income (loss) per share	$0.00	$(0.11)

Diluted net income (loss) per share:
Reported net income (loss) per share	$0.01	$(0.09)

Pro-forma net income (loss) per share	$0.00	$(0.11)

Equity instruments issued to non-employees are recorded at their fair value in accordance with Statement 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

On January 18, 2005, the Compensation Committee of the Board of Directors implemented a retention program for certain executive officers and other key employees. Under the program, 178,568 restricted shares valued at $225,000 were granted pursuant to the 1999 Equity Incentive Plan. Deferred stock-based compensation expense was recorded for the value of the grant and is being amortized over a sixteen month vesting period.

During the three months ended March 31, 2005 and 2004 the company recorded amortization expense related to its equity compensation plans of $132,000 and $156,000, respectively. At March 31, 2005, the Company had an aggregate of $550,000 of deferred stock-based compensation remaining to be amortized.

Stock-Based Compensation Plans

A summary of the activity related to the Company’s stock options is presented below:

	Three Months Ended March 31, 2005
	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	35,874,120
Granted	4,539,167	$1.26
Exercised	(509,312)	$0.81
Forfeited	(2,929,471)	$2.70

Outstanding at end of period	36,974,504	$2.96

Exercisable at end of period	20,530,320	$4.00

The following table summarizes information about stock options outstanding as of March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01 - $ 0.75	2,824,758	3.14	$0.18	2,824,758	$0.18
$ 0.76 - $ 1.50	14,587,475	5.82	$1.13	4,854,247	$1.01
$ 1.51 - $ 3.00	9,304,230	6.61	$2.19	3,267,010	$2.27
$ 3.01 - $ 5.00	5,642,592	4.24	$3.88	5,104,412	$3.88
$ 5.01 - $ 7.50	3,214,975	2.69	$6.05	3,080,576	$6.07
$ 7.51 - $15.00	910,794	3.27	$8.72	909,637	$8.72
$15.01 - $25.00	18,290	3.59	$18.86	18,290	$18.86
$25.01 - $99.00	471,390	4.08	$47.58	471,390	$47.58

	36,974,504	5.21	$2.96	20,530,320	$4.00

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

The following unaudited condensed consolidated balance sheet data presents the fair value of the assets acquired and liabilities assumed. Such balance sheet information includes accruals related to employee severance, relocation and exit costs, as estimated on the date of acquisition (in thousands):

Cash and cash equivalents		$9,100
Accounts receivable		8,387
Prepaid expenses and other current assets		1,007
Property and equipment		404
Other assets		75
Intangible assets subject to amortization
Technology (6 year useful life)	30,100
Customer relationships (6 year useful life)	18,200
Non-compete (4 year useful life)	1,400
In-process research and development	4,800

Total intangible assets		54,500
Goodwill		82,023

Total assets acquired		155,496

Accounts payable		(710)
Accrued exit costs		(3,146)
Accrued severance		(1,426)
Accrued other expenses		(9,252)
Deferred revenue		(7,037)

Total liabilities assumed		(21,571)

Net assets acquired		$133,925

Accrued exit costs of $3.1 million relate to lease obligations for excess office space that the Company has vacated or intends to vacate under the approved facilities exit plan. The total lease commitments include the estimated lease buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and sublease income, were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term, and such differences would result in adjustments to the purchase price allocation and, ultimately, the amount allocated to goodwill. The impacted sites are office space located in Slough, United Kingdom and New York City, New York and have lease commitments that expire as late as September 2007.

Accrued severance and relocation costs of $1.4 million relate to severance, payroll taxes, outplacement and relocation benefits for certain Tower Technology employees impacted by the approved plan of termination and relocation. Approximately 50 employees were severed in the sales, marketing, professional services, engineering and general and administrative departments.

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Tower Technology Pty Ltd acquisition:

	Exit Costs	Severance and Relocation	Total
Initial accrual at March 1, 2004	$3,146	$1,426	$4,572
Cash activity	(864)	(1,400)	(2,264)
Adjustment to accrual	(866)	(26)	(892)

Balance at December 31, 2004	$1,416	$—	$1,416
Cash activity	(233)	—	(233)
Adjustment to accrual	–	—	152

Balance at March 31, 2005	$1,335	$—	1,335
Less: current portion			(647)

Long-term exit costs and severance and relocation			$688

Severance and relocation costs are included in “Other current liabilities” on the Consolidated Balance Sheets.

Acquisition of Intraspect

On December 10, 2003, the Company acquired all issued and outstanding shares of Intraspect Software, Inc. (“Intraspect”) in exchange for $10 million in cash and approximately 4.2 million shares of Vignette common stock. Intraspect provided business collaboration solutions. The total purchase price, including $0.5 million in transaction costs related to banking, legal and accounting activities, was $20.4 million. By adding collaboration capabilities to its existing and future product suites, the Company has the ability to deliver a unified content management, portal, and collaboration solution that incorporates business process and delivers advanced capabilities to harness the power of their information and the Web to deliver measurable improvements in business efficiency. The results of Intraspect’s operations have been included with those of the Company for the period subsequent to the acquisition date.

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

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Intraspect acquisition:

	Exit Costs	Severance and relocation	Total
Initial accrual at December 10, 2003	$2,250	$543	$2,793
Adjustment to accrual	—	(30)	(30)

Cash activity	(67)	(507)	(574)

Balance at December 31, 2003	2,183	6	2,189
Adjustment to accrual	21	148	169
Cash activity	(834)	(154)	(988)

Balance at December 31, 2004	1,370	—	1,370
Adjustment to accrual	(38)	—	(38)
Cash activity	(200)	—	(200)

Balance at March 31, 2005	$1,132	$—	$1,132

Less: current portion			(799)

Long term exit costs and severance and relocation			$333

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

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Epicentric acquisition:

	Exit Costs	Severance and Relocation	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689

Cash activity	—	—	—

Balance at December 31, 2002	$9,794	$1,895	$11,689
Adjustment to accrual	190	—	190
Cash activity	(3,692)	(1,823)	(5,515)

Balance at December 31, 2003	$6,292	$72	$6,364

Adjustment to accrual	(454)	(72)	(526)
Cash activity	(2,360)	—	(2,360)

Balance at December 31, 2004	$3,478	$—	$3,478
Adjustment to accrual	(774)	—	(774)
Cash activity	(441)	—	(441)

Balance at March 31, 2005	$2,263	$—	2,263

Less: current portion			(2,144)

Long term exit costs and severance and relocation			$119

Pro forma results of operations

The following presents the unaudited pro forma combined results of operations of the Company with Tower Technology for the three months ended March 31, 2005 and 2004, after giving effect to certain pro forma adjustments. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2005 or of future results of operations of the consolidated entities (in thousands, except for per share data)

	Three months ended March 31,
	2005	2004
Revenue	$45,646	$44,914
Income (Loss) from operations	765	(22,826)
Net Income (Loss)	2,718	(22,655)
Basic Income (Loss) per share	$0.01	$(0.08)

NOTE 4 — Intangible Assets

Intangible assets with indefinite lives

The changes in the carrying amount of goodwill, net of accumulated amortization and impairment charges, for the three months ended March 31, 2005, is as follows (in thousands):

Goodwill
Balance at December 31, 2004	$123,912
Purchase price adjustments	3,159

Balance at March 31, 2005	$120,753

The goodwill balance at March 31, 2005 and December 31, 2004 pertains to the Tower Technology business combination completed in March 2004, and the Intraspect business combination completed in December 2003, and the Epicentric business combination completed in December 2002.

The purchase price adjustments in 2005 relate primarily to a $3.8 million claim filed in February 2005 against the escrow established in the acquisition of Tower Technology for certain pre-acquisition tax exposures. We are currently reviewing these issues with the former Tower shareholders, but we expect that substantially all payments related to these liabilities will be funded from the escrow. As a result, the reduction to goodwill relates primarily to a reduction in these tax liabilities related to the Tower Technology acquisition. Such reduction to goodwill was partially offset by miscellaneous adjustments to certain Tower Technology-related pre-acquisition accrual assumptions.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Three months ended March 31, 2005			Year ended December 31, 2004
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Intellectual property purchases:
Capitalized research and development	$700	$(700)	$—	$700	$(700)	$—
Business combinations:
Technology	77,101	(51,935)	25,166	77,101	(49,931)	27,170
Non-compete contracts	2,200	(1,179)	1,021	2,200	(1,092)	1,108
Customer relationships	23,400	(6,964)	16,436	23,400	(5,772)	17,628

Total	$103,401	$(60,778)	$42,623	$103,401	$(57,495)	$45,906

The net carrying amount of intangible assets acquired in business combinations relates to the Epicentric, Intraspect, and Tower Technology purchases.

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three months ended March 31, 2005 and 2004 was $3.3 million and $2.9 million, respectively. Of these totals, $1.3 million and $0.9 million was recorded as “Amortization of intangible assets” in operating expenses for the three months ended March 31, 2005 and 2004, respectively. The remaining $2.0 million and $2.0 million for the three months ended March 31, 2005 and 2004 was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) for the remaining nine months (remaining period) ending December 31, 2005 and the next five years is as follows:

For the remaining period ended December 31, 2005	$7,986
For the year ended December 31, 2006	$8,736
For the year ended December 31, 2007	$8,400
For the year ended December 31, 2008	$8,108
For the year ended December 31, 2009	$8,050
For the year ended December 31, 2010	$1,342

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

	March 31, 2005	December 31, 2004
Restricted investments (cost approximates fair value)	$9,397	$9,793
Equity investments:
Common stock	1,199	1,323
Limited partnership interest	1,329	1,284

Total long-term investments	$11,925	$12,400

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

During the quarter ended March 31, 2004, the Company received a cash distribution from its limited partner interest in the amount of approximately $0.8 million, which was recorded as a reduction in its carrying value. During the quarter ended March 31, 2005, the Company recognized $1.5 million in realized gains in “Other income, net” for the sale of an equity security in a privately-held technology company.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized no impairment charges during the three months ended March 31, 2005 and 2004. Such impairments are recorded in “Other income, net” on the Condensed Consolidated Statements of Operations.

NOTE 6 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002, 2003 and 2004. Components of business restructuring charges and the remaining restructuring accruals as of March 31, 2005 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,282)	—	(14)	(1,296)
Cash activity	(2,263)	—	(400)	(2,663)

Balance at March 31, 2005	$11,168	$—	$548	$11,716
Less: current portion				(5,057)

Accrued restructuring costs, less current portion				$6,659

Remaining cash expenditures resulting from the restructuring are estimated to be $11.7 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees, or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. The accrual adjustments recorded in the first quarter of 2005 relate to such differences, namely the buyout fees and sublease income of certain vacated properties were more favorable than we had anticipated. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; Brisbane and San Francisco, California; New York City, New York; Waltham and Boston, Massachusetts; Chicago, Illinois; Slough, United Kingdom; and Madrid, Spain. The maximum lease commitment of such vacated properties extends through December 2011.

Asset impairments

Asset impairments relate to the impairment of certain fixed assets, prepaid royalties and intangible assets. These fixed assets were impaired as a result of the Company’s decision to vacate certain office space and align its infrastructure with current and projected headcount.

Employee separation and other costs

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, the Company severed approximately 1,675 employees. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

NOTE 7 — Commitments and Contingencies

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company’s initial public offering of Vignette stock in February 1999 and the Company’s secondary public offering of Vignette stock in December 1999—Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company’s initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in “tie-in arrangements” whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company’s initial public offering and the prospectus and registration statement for the Company’s secondary public offering. The action seeks damages in an unspecified amount.

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

Leases

The Company leases its office facilities and office equipment under various operating and capital lease agreements having expiration dates through 2011. Rent expense, excluding vacated properties, was $1.2 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively. Future minimum payments as of March 31, 2005 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2005	$10,998	$546
2006	6,199	690
2007	5,486	791
2008	4,435	652
2009	3,559	606
Thereafter	4,905	101

Total minimum lease payments	$35,582

Total minimum sublease rentals		$3,386

On March 31, 2005, Vignette agreed to amend and terminate the real estate lease agreement with TMG/One Market in San Francisco, California. On March 31, 2005, Vignette also terminated the agreement with a subtenant, Salesforce.com, and will forgo all future subleasing income from this party. This information has been reflected in the financial information presented in the table above. We do not have any significant contractual obligations other than those leases disclosed above.

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

NOTE 8 — Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is included as a component of stockholders’ equity and is composed of (i) net income (loss), (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$2,718	$(24,665)
Foreign currency translation adjustments	171	(32)
Unrealized gain (loss) on investments	(97)	76

Total comprehensive income (loss)	$2,792	$(24,621)

NOTE 9 — Earnings Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture.

Pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share, diluted net income (loss) per share has been presented for the quarter ended March 31, 2005, but diluted net loss per share has not been presented for the quarter ended March 31, 2004, as the effect of the assumed exercise of stock options and contingently issued shares is antidilutive. There were approximately 4.1 million and 9.5 million stock options and 0.6 million and 0.8 million restricted shares outstanding as of March 31, 2005 and 2004, respectively.

NOTE 10 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Accounts payable	$1,278	$2,355
Accrued employee liabilities	11,456	13,916
Accrued restructuring charges	5,057	7,846
Accrued exit and severance costs	3,590	3,761
Accrued other charges	13,681	14,277
Deferred revenue	35,050	33,444
Current portion of capital lease obligation		—
Other current liabilities	7,453	9,351

Total current liabilities	$77,565	$84,950

NOTE 11 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Accrued restructuring charges, net of current portion	$6,659	$7,829
Accrued exit and severance costs, net of current portion	1,139	2,503
Deferred revenue, less current portion	2,879	3,356

	$10,677	$13,688

NOTE 12 — Stockholders’ Equity

Stockholders’ equity consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Common stock	$2,910	$2,899
Additional paid-in capital	2,748,889	2,747,767
Deferred stock compensation	(550)	(491)
Accumulated other comprehensive income	2,058	1,985
Accumulated deficit	(2,442,624)	(2,445,342)

	$310,683	$306,818

NOTE 13 — Subsequent Event

Reverse Stock Split

On April 7, 2005, Vignette announced that its board of directors authorized a one-for-ten reverse stock split of Vignette common stock. On a pre-split basis, Vignette had approximately 291 million basic shares of common stock outstanding as of the end of trading on Thursday, April 7, 2005. If the reverse stock split is approved, every 10 shares of common stock will be combined into one share of common stock and the total number of basic shares outstanding will be reduced to approximately 29.1 million. Vignette shareholders will be asked to approve the reverse stock split at Vignette’s annual shareholder meeting on May 27, 2005.

NOTE 14 — Recent Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, Share-Based Payment (“Statement 123R”), which is a proposed amendment to Statement 123. Generally, the approach under Statement 123R will require companies to recognize as compensation expense in the Statements of Operations the fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition. See Note 2 in the Notes to Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts as if we had used a fair-value-based method similar to the methods required under Statement 123R to measure compensation expense for employee stock incentive awards.

Statement 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of Statement 123R for all share-based payments granted after the effective date and based on Statement 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures. Although we have not yet determined whether the adoption of Statement 123R will result in amounts that are similar to the current pro forma disclosures under Statement 123, we are evaluating the requirements under Statement 123R, including the adoption methods and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share. We expect to continue to grant stock-based compensation to employees.

In April 2005, the SEC deferred the deadline for adoption of Statement 123R’s provisions on share-based payment. Specifically, SEC registrants previously required to adopt Statement 123R’s provisions at the beginning of the first interim period after June 15, 2005 may now adopt the provisions at the beginning of their first annual period beginning after June 15, 2005, under the new SEC rule. As such, the Company intends to adopt Statement 123R on January 1, 2006.

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

We offer the following solutions:

•	Public Web Site and Brand Management helps customers gain control of their brand Web sites, commercial information publishing and e-commerce initiatives

•	Employee Intranets optimize productivity by connecting employees with the shared information, applications and tools they need to perform their jobs

•	Customer Self-Service gives customers a personalized window into their back-office systems to help enhance service and lower support costs

•	Supplier and Channel Interaction streamlines operations and enhances communications across a diverse trading network of suppliers, partners and distributors

•	Standardization and Consolidation provides a common platform for customers’ information management and Web application needs

In addition, we have recently launched the following solution units that target specific horizontal and vertical applications:

•	Compliance and Governance efficiently manages and reliably reports on adherence to industry and government regulations

•	Case Management effectively captures and automates manual and paper-intensive business processes such as health and P&C claims, policy underwriting and post-close audits on loan applications so that organizations can realize dramatic efficiencies, reduce cycle times, eliminate errors, automate status updates and cut handling costs

•	eLearning provides a fast, powerful and cost-effective means to author, contribute, assemble, manage, publish, deliver, and personalize learning applications using a single integrated solution that quickly and easily connects learners to the appropriate content and accelerates readiness and increases their overall performance

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

The tables below reconcile (in thousands) the following financial measures included in this section that may be considered non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP: adjusted operating income and adjusted net income.

	Quarter ended March 31,
	2005	2004
GAAP operating income (loss)	$765	$(24,944)
Less: Amortization of acquired technology	2,004	1,968
Purchased in-process research and development, acquisition-related and other charges	270	5,923
Business restructuring charges (benefits)	(2,154)	9,179
Amortization of deferred stock compensation	132	156
Amortization of intangible assets	1,279	815

Adjusted operating income (loss)	$2,296	$(6,903)

	Quarter ended March 31,
	2005	2004
GAAP net income (loss)	$2,718	$(24,665)
Less: Realized gains of certain equity investments	(1,481)	—
Amortization of acquired technology	2,004	1,968
Purchased in-process research and development, acquisition-related and other charges	270	5,923
Business restructuring charges (benefits)	(2,154)	9,179
Amortization of deferred stock compensation	132	156
Amortization of intangible assets	1,279	815

Adjusted net income (loss)	$2,768	$(6,624)

Recent Events

Reverse Stock Split

On April 7, 2005, we announced that our board of directors authorized a one-for-ten reverse stock split of Vignette common stock. On a pre-split basis, we had approximately 291 million basic shares of common stock outstanding as of the end of trading on Thursday, April 7, 2005. If the reverse stock split is approved, every 10 shares of common stock will be combined into one share of common stock and the total number of basic shares outstanding will be reduced to approximately 29.1 million. Vignette shareholders will be asked to approve the reverse stock split at our annual shareholder meeting on May 27, 2005, in Austin, Texas.

Overview of First Quarter Results

Our financial results for the quarter ended March 31, 2005 were in line with our expectations.

The expansion and ongoing integration of our suite of products through our Tower Technology acquisition in the first quarter of 2004 added to our software and services capabilities and contributed to an increase in our revenues. Our revenues were also favorably impacted by renewed interest in Enterprise Content Management software and our high levels of customer referenceability. Partially offsetting these positive factors was the continued difficult selling environment for enterprise software applications. In summary, these and other factors caused our revenues, as reported, to increase by 15% year-over-year to $45.6 million in the first quarter of 2005. On a pro forma basis (See Note 3), our revenues increased by 2% over the same periods. Relative to the fourth quarter of 2004, our revenues declined 7% due to sales seasonality we typically experience in the first quarter.

More specifically, license revenues of $16.3 million in the first quarter of 2005 were up 11% and 8% from $14.7 million and $15.1 million on an as-reported and pro forma basis (see Note 3), respectively, as compared to 2004. Maintenance revenues of $19.1 million in the first quarter of 2005 were up 22% from $15.7 million on an as-reported basis and down 1% from $19.2 million on a pro forma basis as compared to 2004. Professional services revenues of $10.2 million in the first quarter of 2005 were up 10% from $9.3 million on an as-reported basis and down 4% from $10.6 million on a pro forma basis as compared to 2004. No single customer accounted for more than 10% of our quarterly revenues.

Total expenses, including both cost of revenue and operating expenses, for the first quarter of 2005 were $44.9 million and included $1.5 million for the following charges and benefits: business restructuring benefits, acquisition-related charges, amortization of acquired technology and intangibles and the amortization of deferred stock compensation. Most of these charges relate to our previous acquisitions and to favorable changes in our real estate lease commitments, mostly driven by better than expected outcomes with respect to certain lease buyout fees and sublease income. The remaining expenses of $43.4 million for the first quarter of 2005 were down 7% as compared to 2004 due primarily to our continued focus on cost controls.

The combination of revenue growth and our continued cost control efforts yielded non-GAAP profitability from operations of $2.3 million during the first quarter of 2005, excluding the $1.5 million in net charges described above. This compares to a non-GAAP loss of $6.9 million during the first quarter of 2004.

GAAP net income was $2.7 million, as compared to a net loss of $24.7 million during the first quarter of 2004. Excluding the charges totaling $1.5 million as described above and realized gains for certain equity investments totaling $1.5 million, non-GAAP net income for the first quarter of 2005 was $2.8 million. This compares to non-GAAP net losses of $6.6 million in the first quarter of 2004.

We generated $8.8 million in cash during the quarter, increasing our total cash and short-term investments balance to approximately $173.1 million as of March 31, 2005. We have no debt outstanding.

Our headcount at March 31, 2005 was approximately 704, a decrease of 4% from 730 at December 31, 2004 and a decrease of 24% from 921 at March 31, 2004. The decrease from March 31, 2004 was substantially the result of our business restructuring efforts.

Forward-looking Information

During our first quarter 2005 financial results conference call dated April 26, 2005, we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended March 31, 2005.

For the second quarter of 2005, we expect total revenue of approximately $44.5 million to $46.5 million, with license revenue accounting for approximately 36% to 39% of total revenue and services accounting for the remainder of revenue.

We expect a non-GAAP gross margin of approximately 68% to 70%, depending on the mix of business in the quarter.

	Range for quarter ended June 30, 2005
	(in millions)
GAAP gross profit	$32.1	—	$34.3
Less:
Amortization of acquired technology	(1.8)	—	(1.8)

Non-GAAP gross profit	$30.3	—	$32.5

Total Revenue	$44.5	—	$46.5

Gross Margin	68%	—	70%

In terms of operating expenses, we expect R&D to be approximately 18% to 20% of revenue, sales and marketing to be approximately 36% to 39% of revenue, and G&A to be approximately 9% to 10% of revenue. We expect other income for the quarter to be approximately $0.7 to $0.8 million, and we expect to report a tax provision in the range of approximately $0.4 million to $0.5 million.

In summary, we expect non-GAAP net income of approximately $1.5 to $2.5 million, resulting in non-GAAP diluted EPS of $0.01 per share, assuming 295 million diluted shares outstanding. If our planned 1 for 10 reverse split is approved and completed, this would translate to EPS of $0.05 to $0.08 per share, assuming 29.5 million post-split diluted shares outstanding.

These non-GAAP results are before charges of $1.8 million related to the amortization of acquired technology, $0.1 million related to business restructuring, $0.2 million related to the amortization of deferred stock compensation, and $1.3 million related to the amortization of intangible assets. We expect total charges of approximately $3.4 million in the second quarter of 2005. With these charges, we expect a GAAP EPS loss of $0.01 per share, assuming 291 million basic shares outstanding. This would translate to a post-split loss of $0.03 to $0.07 per share, assuming 29.1 million post-split basic shares outstanding.

	Range for quarter ended June 30, 2005
	(in millions)
GAAP net income (loss)	$(1.9)	—	$(0.9)
Less:
Amortization of acquired technology	1.8	—	1.8
Business restructuring charges (benefits)	0.1	—	0.1
Amortization of deferred stock compensation	0.2	—	0.2
Amortization of intangible assets	1.3	—	1.3

Adjusted net income (loss)	$1.5	—	$2.5
Diluted shares outstanding	295.0	—	295.0
Non-GAAP Diluted EPS	$0.01	—	$0.01

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

Revenue allocated to product license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant remaining obligations with regard to implementation are outstanding, and collection of a fixed or determinable fee is probable. We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable, and such amounts are recognized as revenue as they become due. If collectibility is not considered probable, revenue is recognized when the fee is collected. For software arrangements where we are obligated to perform professional services for implementation of the product, we evaluate whether delivery has occurred upon shipment of software or upon completion of services and if the customer payment is probable of collection. This evaluation is made based on various factors such as the nature of the services work, order type (e.g. initial vs. follow-on), customer’s payment history, etc. In the instances where delivery is deemed not to have occurred upon shipment based on the aforementioned factors, license revenue is taken when we have no significant remaining obligations with regard to the implementation.

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

Business restructuring. We vacated excess leased facilities as a result of the restructuring plan we initiated in 2001 and subsequently expanded in 2002, 2003, 2004, and 2005. We recorded an accrual for the remaining lease liabilities of such vacated properties as well as brokerage commissions, partially offset by estimated sublease income. We estimated the costs of these excess leased facilities, including estimated costs to sublease and sublease income, based on market information and trend analysis. We continually assess our real estate portfolio and may vacate or occupy other leased space as dictated by our analysis. Actual results could differ from these estimates. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments.

Goodwill and identifiable intangible assets. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. There was no impairment charge related to goodwill or other intangible assets during the quarter ended March 31, 2005 or 2004.

Accounting Reclassification

Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported net income (losses). The Consolidated Statements of Cash Flows for the quarters ended March 31, 2004 include the reclassification of auction rate securities from cash and cash equivalents to short-term investments.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2005	2004
Revenue:
Product license	36%	37%
Services	64	63

Total revenue	100	100

Cost of revenue:
Product license	2	3
Amortization of acquired technology	4	5
Services	29	28

Total cost of revenue	35	36

Gross profit	65	64

Operating expenses:
Research and development	19	27
Sales and marketing	35	48
General and administrative	11	12
Purchased in-process research and development, acquisition-related and other charges	1	15
Business restructuring charges (benefits)	(5)	23
Amortization of deferred stock compensation	—	—
Amortization of intangible assets	3	2

Total operating expenses	64	127

Income (loss) from operations	1	(63)
Other income, net	5	1

Income (loss) before provision for income taxes	6	(62)
Provision for income taxes	(1)	—

Net income (loss)	5%	(62)%

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004 (in thousands, unless otherwise noted)

Revenue

	Three Months Ended March 31,		2005 Compared to 2004
	2005	2004
Product license	16,290	$14,679	11%

Maintenance and support	19,138	15,709	22%
Professional services	10,218	9,292	10%

Total services revenue	29,356	25,001	17%

Total revenue	$45,646	$39,680	15%

Total revenue increased 15% in the three months ended March 31, 2005, compared to the three months ended March 31, 2004. This increase is primarily attributable to sales associated with the document management products acquired in March 2004, as partially offset by the continued weakness in the software industry.

Product license. Product license revenue increased 11% during the three months ended March 31, 2005 primarily due to sales of document management products acquired in our March 2004 acquisition, partially offset by the continued difficult selling environment for enterprise software applications.

Services. Services revenue increased 17% in the three months ended March 31, 2005. This increase in maintenance and support and professional services revenue was attributable to our acquisition of Tower Technology in March 2004.

During the comparative three months ended March 31, 2005 and 2004, no single customer accounted for more than 10% of our total revenues. International revenue was $18.7 million and $12.2 million, or 41% and 31% of total revenues in the three months ended March 31, 2005 and 2004, respectively.

Cost of Revenue

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing professional and maintenance services.

Cost of revenue amounts and percentages are as follows:

	Three Months Ended March 31,
	2005	2004	Fluctuation
Product license	$792	$1,121	(29)%
Amortization of acquired technology	2,004	1,968	2%
Professional services	12,992	11,306	15%

Total cost of revenue	15,788	14,395	10%

Gross profit	$29,858	$25,285	18%

As a percent of sales, gross profit represented 65% and 64% for the three months ended March 31, 2005 and March 31, 2004, respectively.

Operating expenses

	Three Months Ended March 31,		2005 Compared to 2004
	2005	2004
Research and development	$8,670	$10,149	(15)%
Sales and marketing	15,936	19,212	(17)%
General and administrative	4,960	4,795	3%
Purchased in-process research and development, acquisition-related and other charges	270	5,923	(95)%
Business restructuring charges	(2,154)	9,179	(123)%
Amortization of deferred stock compensation	132	156	15%
Amortization of intangible assets	1,279	815	57%

Total operating expenses	$29,093	$50,229	(42)%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 15% in the three months ended March 31, 2005. The quarter-over-quarter decrease relates primarily to our restructuring efforts via reduced engineering headcount, lower facilities expenses and other cost-saving measures such as the consolidation of product development facilities and the transition of more of these activities to an offshore operations model. We continue to believe that continued investment in research and development is critical to attaining our strategic objectives. We, therefore, expect to devote resources to our product development efforts. Further, in light of our objective of profitable growth, we expect to balance those future research and development investments with potential cost-saving measures, including the restructuring, or consolidation of product development facilities and the potential transition of a number of these positions overseas to labor markets with lower cost structures.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses decreased 17% in the three months ended March 31, 2005. The decrease for the three months ended March 31, 2005 compared to the same period in 2004 is attributable to reduced bad debt charges and lower marketing and headcount costs resulting from restructuring and budget cuts. We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period due to the timing of new product releases and entry into new market areas, investment in marketing efforts and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses increased 3% in the three months ended March 31, 2005. The increase in absolute dollars is due primarily to increased costs associated with the growth of our business and increased costs of meeting regulatory reporting requirements. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on regulatory requirements, legal proceedings and fees paid to outside professional service providers, particularly related to Sarbanes-Oxley compliance activities.

Purchased in-process research and development, acquisition-related and other charges. Acquisition-related and other charges include costs incurred for employees and consultants and relate to product integration and cross training, other employee-related charges and contingent compensation arrangements. The following table presents acquisition-related and other charges for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Purchased in-process research and development	$—	$4,800
Cross-training, product integration and other	—	796
Other employee-related charges	—	327
Contingent compensation	270	—

	$270	$5,923

Included in the acquired net assets of Tower Technology Pty Limited was purchased in-process research and development (“IPR&D”) efforts that we intended to substantially rework before integrating into our products (in thousands):

Acquired Company	Acquired IPR&D – Project Description	Estimated Fair Value	Current Status at March 31, 2005
Tower Technology Pty Limited (2004)	Tower IDM 20.0™— Collaborative document management functionality with process automation solutions and decentralization of configuration. Tower Seraph 4.4™— provides document review workflows, case management and Section 508 compliance of configuration.	$4,800	Application from this project is being reworked and is expected to be integrated into our product line within 7 months.

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

Business restructuring charges. In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003 and 2004, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals as of March 31, 2005 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,282)	—	(14)	(1,296)
Cash activity	(2,263)	—	(400)	(2,663)

Balance at March 31, 2005	$11,168	—	$548	$11,716
Less: current portion				(5,057)

Accrued restructuring costs, less current portion				$6,659

Remaining cash expenditures resulting from the restructuring are estimated to be $11.7 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change.

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees, or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. The accrual adjustments recorded in the first quarter of 2005 relate to such differences, namely the buyout fees and sublease income of certain vacated properties were more favorable than we had anticipated. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas;

San Francisco, California; New York City, New York; Waltham, Massachusetts; Chicago, Illinois; Slough, United Kingdom; Madrid, Spain.; and Brisbane, Australia. The maximum lease commitment of such vacated properties extends through December 2011.

Asset impairments relate to the impairment of certain fixed assets, prepaid royalties and intangible assets. These fixed assets were impaired as a result of our decision to vacate certain office space and align our infrastructure with current and projected headcount.

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, we have severed over 1,675 employees during the past three years. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, engineering and general and administrative functions in all geographies.

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

	Three Months Ended March 31,
	2005	2004
Research and development	$(16)	$47
Sales and marketing	12	(48)
General and administrative	136	157

	$132	$156

Amortization of intangible assets. Amortization of intangible assets includes amortization of customer relationships and non-compete contracts. Intangible amortization expense increased 57% in the three months ended March 31, 2005 (excluding amortization expenses related to deferred stock compensation and acquired technology). This increase related to amortization expense for assets assumed from the Tower Technology acquisition in March 2004. Amortization expense is recorded ratably over the estimated useful lives of the intangible assets, which range from two to six years.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, recognized investment gains and losses as well as foreign exchange gains and losses.

	Three Months Ended March 31,		2005 Compared to 2004
	2005	2004
Other income, net	2,451	$509	382%

Other income increased in 2005 compared to 2004 primarily due to a $1.5 million gain recognized in the first quarter of 2005 related to the cash sale of an equity security in a privately-held technology company. Higher interest rates also contributed to the increase in other income.

At March 31, 2005, our unrestricted, long-term strategic investments totaled $ 2.5 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Three Months Ended March 31,		2005 Compared to 2004
	2005	2004
Provision for income taxes	$498	$230	116%

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

We have not used an effective tax rate to forecast our income taxes for interim periods due to difficulty in forecasting taxable profits of our foreign subsidiaries primarily as a result of unpredictable product mix. As a result, we expect some volatility in our tax rate on a quarterly basis.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$78,032	$63,781
Short-term investments	$95,117	$100,582
Working capital	$135,833	$126,406
Current ratio	2.8:1	2.5:1
Days of sales outstanding – for the quarter ended	61	77

At March 31, 2005, we had $173.1 million in cash, cash equivalents and short-term investments and no debt. We generally invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale.

Net cash provided by operating activities was $7.1 million and net cash used by operating activities was $10.1 million during the first three months of 2005 and 2004, respectively. The increase in cash inflows was due to the increase in net profits, excluding non-cash charges.

Net cash provided by investing activities was $6.7 million during the first three months of 2005, compared to net cash provided by investing activities of $18.7 million during the first three months of 2004. The decrease in investing outflows was primarily due to purchase consideration for our acquisition of Tower Technology in the first quarter of 2004. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in securities to maximize investment yields while preserving cash flow for operational purposes, and acquisition of intellectual property or complementary businesses to expand our market share.

Net cash provided by financing activities was $0.9 million and $2.0 million during the first three months of 2005 and 2004, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of employee stock purchase plan shares.

Our long-term investments are classified as available-for-sale and generally consist of common stock in publicly held technology companies, limited partnership interests in a technology incubator, and cash collateral pledged for certain lease obligations. At March 31, 2005, long-term investments totaled $11.9 million, compared to $12.4 million at December 31, 2004. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At March 31, 2005 and December 31, 2004, we had pledged $9.4 million and $9.8 million, respectively, as cash collateral for certain of our lease obligations. These investments will remain restricted to the extent that the security requirements exist.

We expect to fund our operations, capital expenditures and investments from internally generated funds and existing cash and investments. We believe that our existing balances will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months. We may require additional funds for other purposes and may seek to raise such additional funds through public and private equity financings or from other sources. However, there can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us or that any additional financing will not be dilutive.

Leases

Leases. Future minimum payments as of March 31, 2005 under our lease obligations, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2005	$10,998	$546
2006	6,200	690
2007	5,486	791
2008	4,435	652
2009	3,559	606
Thereafter	4,905	101

Total minimum lease payments	$35,582

Total minimum sublease rentals		$3,386

We do not have any significant contractual obligations other than those leases disclosed above.

Recent Accounting Pronouncements

See Note 14 in the Unaudited Notes to Condensed Financial Statements in the “Financial Statements” section above for a discussion of recently issued accounting pronouncements related to stock-based compensation.

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

Risks Related to Our Business

We Have Returned to Profitability but May Not be Able to Sustain Consistent Profitability

Although we recorded a profit in the first quarter of 2005, we cannot be certain that we will generate sufficient revenues to maintain profitability. If we do maintain profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. To achieve and sustain profitable operations and positive cash flows, we must increase our license and support services revenues. If our revenues do not grow at a rate greater than expenses required to fund our continuing operations, we will not become profitable, which could cause the price of our common stock to decline.

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

We Expect Our Quarterly Revenues and Operating Results to Fluctuate

Our revenues and operating results have varied significantly from quarter to quarter in the past and we expect that our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

•	demand for our products and services;

•	the timing of sales of our products and services;

•	the timing of customer orders and product implementations;

•	seasonal fluctuations in information technology purchasing;

•	unexpected delays in introducing new products and services;

•	increased expenses, whether related to sales and marketing, product development, product migration and customer support, or administration;

•	changes in the rapidly evolving market for Web-based applications;

•	the mix of product license and services revenue, as well as the mix of products licensed;

•	the mix of services provided and whether services are provided by our own staff or third-party contractors;

•	the mix of domestic and international sales;

•	difficulties in collecting accounts receivable;

•	costs related to possible acquisitions of technology or businesses;

•	global events, including terrorist activities, military operations and widespread epidemics;

•	the general economic climate;

•	changes to our licensing and pricing model; and

•	difficulty in developing and maintaining an indirect sales channel.

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

We will continue to invest in our research and development, sales and marketing, professional services and general and administrative organizations. We expect such overall spending, in absolute dollars, will increase in future periods in anticipation of revenue growth. If our revenue expectations are not achieved, our business, operating results or financial condition could be materially adversely affected and net losses in a given quarter would be greater than expected.

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

We recorded 41%, 38% and 26% of our total revenue for the quarter ended March 31, 2005 and the years ended December 31, 2004 and 2003, respectively, through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

Recent Acquisitions, Including Our Acquisition of Tower Technology, Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

We completed our acquisition of Tower Technology in March 2004. Failure to successfully address the risks associated with this acquisition could harm our ability to fully integrate and market products based on the acquired technology. We may discover liabilities and risks associated with this acquisition that were not discovered in our due diligence prior to signing the respective definitive merger agreements. Although, in each acquisition a portion of the Tower Technology purchase price was placed in escrow to cover such liabilities, substantially all amounts in escrow have been released except for amounts related to specific escrow claims. Further, it is possible that the actual amounts required to cover such liabilities will exceed the remaining escrow amount. Additionally, we may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Failure to successfully integrate acquisitions could seriously harm our business. Also, our existing stockholders would experience dilution if we financed subsequent acquisitions by issuing equity securities.

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

Historically, services costs related to professional services have frequently exceeded or been substantially equal to professional services-related revenue. In this current economic climate, we make periodic capacity decisions based on estimates of future sales, anticipated existing customer needs, and general market conditions. Although we expect that our professional services-related revenue will continue to exceed professional services-related costs in future periods, we cannot be certain that this will occur.

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

In October 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards123R, Share-Based Payment (“Statement 123R”), which is a proposed amendment to Statement 123. Generally, the approach under Statement 123R will require companies to recognize as compensation expense in the Statements of Operations the fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition. See Note 2 in the Notes to Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts as if we had used a fair-value-based method similar to the methods required under Statement 123R to measure compensation expense for employee stock incentive awards.

Statement 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of Statement 123R for all share-based payments granted after the effective date and based on Statement 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures. Although we have not yet determined whether the adoption of Statement 123R will result in amounts that are similar to the current pro forma disclosures under Statement 123, we are evaluating the requirements under Statement 123R, including the adoption methods and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share. We expect to continue to grant stock-based compensation to employees.

In April 2005, the SEC deferred the deadline for adoption of Statement 123R’s provisions on share-based payment. Specifically, SEC registrants previously required to adopt Statement 123R’s provisions at the beginning of the first interim period after June 15, 2005 may now adopt the provisions at the beginning of their first annual period beginning after June 15, 2005, under the new SEC rule. As such, the Company will adopt Statement 123R on January 1, 2006.

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

Our Stock Price May Be Volatile

The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

•	variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of Internet software companies;

•	announcements by us of significant contracts, acquisitions, restructurings, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer or failure to complete significant license transactions;

•	additions or departures of key personnel;

•	difficulties in collecting accounts receivable;

•	large percentage of stock held by a few large shareholders;

•	fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies; and

•	shareholder approval or disapproval of recently proposed reverse stock split.

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

We May Be Unable to Meet Our Future Capital Requirements

Although we expect to fund our operations, capital expenditures, and investments from internally generated funds and existing cash and investments, it is possible that we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States of America and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Asia and Australia where transactions are denominated in the local currency of each location. As a result, our financial results could be affected by changes in foreign currency exchange rates. In the third quarter of 2004, we adopted a foreign exchange policy to reduce our exposure to significant foreign currency fluctuations. We utilize foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies and therefore, financial reporting of our foreign operations are subject to foreign currency risk. Gains and losses on hedging contracts are reflected currently in other income and expense. We typically limit the duration of our foreign currency forward contracts to 90 days. We do not invest in contracts for speculative purposes. Our foreign exchange exposures are monitored regularly to ensure the overall effectiveness of our foreign currency hedge positions.

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

At March 31, 2005, our cash and cash equivalents consisted primarily of commercial paper. Our short-term investments will mature in less than one year from March 31, 2005 and were invested in corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. These securities are classified as available-for-sale and are recorded at their estimated fair value.

Long-term investments. We invest in emerging technology companies considered strategic to our software business. At March 31, 2005, long-term investments consisted of common stock held in publicly-traded technology companies and a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. Our investments in redeemable convertible preferred stock in privately-held technology companies were fully impaired as of June 30, 2002. Fair values were based on quoted market prices where available. If quoted market prices were not available, we use a composite of quoted market prices of companies that are comparable in size and industry classification to our portfolio. We classify our long-term investments as available-for-sale and recorded a cumulative net unrealized gain of approximately $0.9 million related to these securities as of March 31, 2005.

In addition to strategic investments, we held $9.4 million and $9.8 million in restricted investments at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. All restricted investments mature in 2005 and the average yield of these investments is approximately 2.4%.

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

VIGNETTE CORPORATION

Date: May 9, 2005	/s/ Charles W. Sansbury
Charles W. Sansbury
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)