Form 10-Q/A
period 2005-03-31
VIGNETTE CORP
filed 2005-05-19
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

VIGNETTE CORPORATION

FORM 10–Q/A QUARTERLY REPORT

For the quarter ended March 31, 2005

EXPLANATORY NOTE

This Form 10-Q/A constitutes an Amendment No. 1 to the Vignette Corporation quarterly report on Form 10-Q for the quarterly period ended March 31, 2005. This Amendment is being filed for the sole purpose to correct the certifications attached as Exhibits 31.1 and 31.2. All other information in the quarterly report on Form 10-Q remains unchanged from the original filing.

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

VIGNETTE CORPORATION

Date: May 19, 2005	/s/ Charles W. Sansbury
Charles W. Sansbury
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)