Form 10-K/A
period 2004-12-31
VIGNETTE CORP
filed 2005-05-20
CIK 1042185

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

VIGNETTE CORPORATION

ANNUAL REPORT ON FORM 10–K/A

For the year ended December 31, 2004

EXPLANATORY NOTE

This Form 10-K/A constitutes an Amendment No. 1 to the Vignette Corporation annual report on From 10-K for the annual period ended on December 31, 2004. This Amendment is being filed for the sole purpose to correct the certifications attached as Exhibits 31.1 and 31.2. All other information in the annual report on Form 10-K remains unchanged from the original filing.

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

Exhibit Number	Description
3.1†	Certificate of Incorporation of the Registrant.

3.2*	Amendment to Certificate of Incorporation of the Registrant.

3.3†	Bylaws of the Registrant.

3.4††††	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2. and 3.3

4.2†	Specimen common stock certificate.

4.3†	Fifth Amended and Restated Registration Rights Agreement dated November 30, 1998.

4.4††††	Rights Agreement dated April 25, 2002 between the Company and Mellon Investor Services, LLC.

10.1†	Form of Indemnification Agreements.

10.2†	1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.

10.3†	1999 Equity Incentive Plan.

10.4†††	Amended and Restated Employee Stock Purchase Plan.

10.5†	1999 Non-Employee Directors Option Plan.

10.6^	1999 Supplemental Stock Option Plan.

10.11†	“Prism” Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET, Inc.

10.12†	Letter Amendment to “Prism” Development and Marketing Agreement between the Registrant and CNET, Inc. dated August 15, 1998 and attachments thereto.

10.18††	Lease Agreement dated March 3, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.19††	First Amendment to Lease Agreement dated September 1, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.20††	Sublease dated September 26, 2000 among the Registrant, Aptis, Inc. and Billing Concepts Corp.

10.21^	Stock Option Agreement – Michael K. Crosno.

10.22^	Restricted Stock Agreement – Michael K. Crosno

10.23^	Stock Option Agreement – Jon. O. Niess.

10.24^	Stock Option Agreement – Jeanne K. Urich.

10.25^	Stock Option Agreement I – Thomas E. Hogan.

10.26^	Stock Option Agreement II – Thomas E. Hogan.

10.27^	Stock Option Agreement – Bryce M. Johnson.

10.28^^	Share Sale Agreement dated January 16, 2004 between the Registrant and Tower Technology Pty Limited.

10.29^^^	Notice of Stock Option Grant and Stock Option Agreement – 1999 Supplemental Stock Option Plan.

10.30^^^	1999 Non-Employee Director Option Plan.

10.31^^^	Notice of Stock Option Grant and Stock Option Agreement – 1999 Non-Employee Director Automatic Option Plan.

10.32^^^	Notice of Stock Option Grant and Stock Option Agreement – 1999 Equity Incentive Plan for Directors.

10.33^^^	Notice of Stock Option Grant and Stock Option Agreement – 1999 Equity Incentive Plan.

10.34^^^	Lease Agreement dated January 31, 2002 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.35^^^	First Amendment to Lease Agreement dated November 12, 2001 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.36^^^	Second Amendment to Lease Agreement dated July 22, 2003 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.37^^^	Notice of Restricted Stock Award and Restricted Stock Agreement – 1999 Equity Incentive Plan.

21.1^^^	Subsidiaries List.

23.1^^^	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-68345).
††	Incorporated by reference to the Company’s Form 10-K/A filed on March 30, 2001 (File No. 000-25375).
†††	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002 (File No. 000-25375).
††††	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375).
*	Incorporated by reference to the Company’s definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000.
^	Incorporated by reference to the Company’s Form 10-K filed on March 28, 2003 (File No. 000-25375).
^^	Incorporated by reference to the Company’s Form 8-K filed on March 5, 2004 (File No. 000-25375).
^^^	Incorporated by reference to the Company’s Form 10-K filed on March 15, 2005 (File No. 000-25375).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vignette Corporation (Registrant)

By:	/S/ THOMAS E. HOGAN
Thomas E. Hogan
President and Chief Executive Officer

Dated: May 20, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/S/ THOMAS E. HOGAN Thomas E. Hogan	President, Chief Executive Officer and Director	May 20, 2005

/S/ CHARLES W. SANSBURY Charles W. Sansbury	Chief Financial Officer	May 20, 2005

/S/ HENRY T. DENERO Henry T. DeNero	Director	May 20, 2005

/S/ JOSEPH M. GRANT Joseph M. Grant	Director	May 20, 2005

/S/ JEFFREY S. HAWN Jeffrey S. Hawn	Director	May 20, 2005

/S/ JAN H. LINDELOW Jan H. Lindelow	Director	May 20, 2005

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