Form 10-Q
period 2005-06-30
VIGNETTE CORP
filed 2005-08-08
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

As of July 31, 2005, there were 29,352,126 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended June 30, 2005

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

in thousands

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,775	$63,781
Short-term investments	81,233	100,582
Accounts receivable, net	31,956	41,569
Prepaid expenses and other current assets	8,489	5,424

Total current assets	232,453	211,356
Property and equipment, net	8,349	9,764
Investments	7,408	12,400
Goodwill	120,753	123,912
Other intangibles, net	39,590	45,906
Other assets	1,577	2,118

Total assets	$410,130	$405,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$36,243	$42,155
Deferred revenue	34,172	33,444
Other current liabilities	8,321	9,351

Total current liabilities	78,736	84,950
Deferred revenue, less current portion	2,610	3,356
Other long-term liabilities, less current portion	4,772	10,332

Total liabilities	86,118	98,638
Stockholders’ equity	324,012	306,818

Total liabilities and stockholders’ equity	$410,130	$405,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Product license	$17,150	$16,852	$33,440	$31,530
Services	29,839	29,960	59,195	54,962

Total revenue	46,989	46,812	92,635	86,492

Cost of revenue:
Product license	885	1,625	1,677	2,746
Amortization of acquired technology	1,769	2,806	3,773	4,774
Services	13,540	13,398	26,532	24,704

Total cost of revenue	16,194	17,829	31,982	32,224

Gross profit	30,795	28,983	60,653	54,268

Operating expenses:
Research and development (1)	8,545	10,300	17,214	20,449
Sales and marketing (1)	16,536	19,270	32,472	38,482
General and administrative (1)	4,867	4,466	9.828	9,261
Purchased in-process research and development, acquisition-related and other charges	—	974	270	6,897
Business restructuring charges (gain)	43	(519)	(2,111)	8,660
Amortization of deferred stock compensation	183	211	315	367
Amortization of other intangibles	1,279	1,379	2,558	2,194

Total operating expenses	31,453	36,081	60,546	86,310

Income (loss) from operations	(658)	(7,098)	107	(32,042)

Other income, net:
Interest income and other, net	1,179	1,126	2,149	1,635
Gain on sale of equity investments	13,729	—	15,210	—

Total other income, net	14,908	1,126	17,359	1,635

Income (loss) before provision for income taxes	14,250	(5,972)	17,466	(30,407)

Provision for income taxes	789	265	1,287	495

Net income (loss)	$13,461	$(6,237)	$16,179	$(30,902)

Basic net income (loss) per common share	$0.46	$(0.22)	$0.56	$(1.11)

Diluted net income (loss) per common share	$0.46	$(0.22)	$0.55	$(1.11)

Shares used in computing net income (loss) per common share
Basic	29,040	28,811	29,011	27,877
Diluted	29,507	28,811	29,519	27,877
(1) Excludes amortization of deferred stock compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Research and development	$9	$1	$(6)	$47
Sales and marketing	14	—	26	(48)

General and administrative	160	210	295	368

	$183	$211	$315	$367

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income (loss)	$16,179	$(30,902)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,266	5,012
Non-cash compensation expense	315	367
Amortization of intangible assets	6,317	7,083
Non-cash restructuring charges	—	2,331
Non-cash deferred compensation	—	5
Purchased in-process research and development, acquisition-related and other charges	—	5,552
Gain on sale of equity investments	(15,210)	—
Gain on disposal of fixed assets	(106)	—
Other charges	335	(568)
Changes in operating assets and liabilities	(1,193)	(6,477)

Net cash provided by (used in) operating activities	9,903	(17,597)

Investing activities:
Purchase of property and equipment	(1,954)	(2,422)
Purchase of business, net of cash acquired	—	(39,799)
Maturity of short-term investments, net	19,349	55,778
Sale of restricted investments	3,713	183
Proceeds from sale of equity securities	15,526	824
Purchase of equity securities	(45)	(5,332)
Other	166	(45)

Net cash provided by investing activities	36,755	9,187

Financing activities:
Payments on capital lease obligations	—	(72)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	1,035	2,258
Payments for unvested common stock	—	(40)

Net cash provided by financing activities	1,035	2,146
Effect of exchange rate changes on cash and cash equivalents	(699)	(599)

Net change in cash and cash equivalents	46,994	(6,863)
Cash and cash equivalents at beginning of period	63,781	39,639

Cash and cash equivalents at end of period	$110,775	$32,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2005

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

NOTE 2 — Stock-based Compensation

At June 30, 2005, the Company has five stock-based compensation plans. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options or its stock to its employees at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation costs are recorded. In the event that options are granted or restricted shares are issued at an exercise price that is less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the respective option or restricted stock. Deferred stock compensation is amortized on an accelerated basis over the options and restricted stocks’ respective vesting periods, and is recorded as “Amortization of deferred stock compensation” in the Condensed Consolidated Statements of Operations.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):

Reported net income (loss)	$13,461	$(6,237)	$16,179	$(30,902)
Add: Total stock-based employee compensation expense included in the determination of net income (loss) as reported, net of related tax effects	183	211	315	367
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,018)	(4,940)	(4,314)	(10,466)

Pro forma net income (loss)	$11,626	$(10,966)	$12,180	$(41,001)

Basic net income (loss) per share:

Reported net income (loss) per share	$0.46	$(0.22)	$0.56	$(1.11)

Pro-forma net income (loss) per share	$0.40	$(0.38)	$0.42	$(1.47)

Diluted net income (loss) per share:

Reported net income (loss) per share	$0.46	$(0.22)	$0.55	$(1.11)

Pro-forma net income (loss) per share	$0.39	$(0.38)	$0.41	$(1.47)

Equity instruments issued to non-employees are recorded at their fair value in accordance with Statement 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

On May 27, 2005 the Compensation Committee of the Board of Directors adopted a board compensation plan that included the issuance of 21,187 restricted shares at a value of $250,000 to the Board of Directors. Deferred stock based compensation expense was recorded for the value of the grant pursuant to the 1999 Equity Incentive Plan. Deferred stock-based compensation expense was recorded for the value of the grant and is being amortized over a twelve month vesting period. The Company recognized $20,833 of compensation expense for the three and six months ended June 30, 2005.

On January 18, 2005, the Compensation Committee of the Board of Directors implemented a retention program for certain executive officers and other key employees. Under the program, 17,856 restricted shares valued at $225,000 were granted pursuant to the 1999 Equity Incentive Plan. Deferred stock-based compensation expense was recorded for the value of the grant and is being amortized over a sixteen month vesting period. The Company recognized $42,187 and $77,343 of compensation expense for the three and six months ended June 30, 2005, respectively.

During the three months ended June 30, 2005 and 2004 the Company recorded amortization expense related to its equity compensation plans of $183,000 and $211,000, respectively. During the six months ended June 30, 2005 and 2004 the Company recorded amortization expense related to its equity compensation plans of $315,000 and $367,000, respectively. At June 30, 2005, the Company had an aggregate of $616,820 of deferred stock-based compensation remaining to be amortized.

Stock-Based Compensation Plans

A summary of the activity related to the Company’s stock options is presented below:

	Three Months Ended June 30, 2005		Six Months Ended June 30 , 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,697,450		3,587,412

Granted	59,087	$11.59	513,003	$12.48
Exercised	(11,066)	$8.45	(61,997)	$8.16
Forfeited	(240,638)	$19.11	(533,585)	$23.44

Outstanding at end of period	3,504,833	$28.41	3,504,833	$28.41

Exercisable at end of period	2,110,770	$36.71	2,110,770	$36.71

The following table summarizes information about stock options outstanding as of June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01 - $ 7.50	282,475	0.18	$1.83	282,475	$1.83
$ 7.51 - $ 15.00	1,442,127	5.61	$11.30	542,222	$10.19
$ 15.01 - $ 30.00	885,134	6.42	$21.95	421,539	$22.25
$ 30.01 - $ 50.00	553,461	3.97	$38.76	529,318	$38.76
$ 50.01 - $ 75.00	204,732	3.86	$59.22	198,337	$59.34
$ 75.01 - $150.00	89,842	2.99	$87.28	89,817	$87.28
$150.01 - $250.00	1,829	3.33	$188.65	1,829	$188.65
$250.01 - $700.00	45,233	0.99	$477.26	45,233	$477.26
	3,504,833	4.88	$28.41	2,110,770	$36.71

NOTE 3 — Business Combinations

Acquisition of Tower Technology Pty Ltd

On March 1, 2004 the Company acquired all issued and outstanding shares of Tower Technology Pty Limited (“Tower Technology”), a privately held Australian company and leading provider of enterprise document and records management solutions. The consideration paid to the Tower Technology stockholders was comprised of approximately 2.7 million shares of our stock and $49.8 million in cash, including a $3.8 million payment made in July 2004 in lieu of issuing additional shares. In addition, we incurred approximately $7.4 million in transaction costs. The results of Tower Technology’s operations have been included with ours for the period subsequent to the acquisition date. The Company’s consolidated financial statements include Tower Technology’s financial position and results of operations for the period subsequent to March 1, 2004.

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

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Tower Technology Pty Ltd acquisition:

	Exit Costs	Severance and Relocation	Total
Initial accrual at March 1, 2004	$3,146	$1,426	$4,572
Cash activity	(864)	(1,400)	(2,264)
Adjustment to accrual	(866)	(26)	(892)

Balance at December 31, 2004	$1,416	$—	$1,416
Cash activity	(347)	—	(347)
Adjustment to accrual	114	—	114

Balance at June 30, 2005	$1,183	$—	$1,183
Less: current portion			(628)

Long-term exit costs and severance and relocation			$555

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

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Intraspect acquisition:

	Exit Costs	Severance and relocation	Total
Initial accrual at December 10, 2003	$2,250	$543	$2,793
Adjustment to accrual	—	(30)	(30)

Cash activity	(67)	(507)	(574)

Balance at December 31, 2003	2,183	6	2,189
Adjustment to accrual	21	148	169
Cash activity	(834)	(154)	(988)

Balance at December 31, 2004	1,370	—	1,370
Adjustment to accrual	(38)	—	(38)
Cash activity	(400)	—	(400)

Balance at June 30, 2005	$932	$—	$932

Less: current portion			(823)

Long term exit costs and severance and relocation			$109

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

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Epicentric acquisition:

	Exit Costs	Severance and Relocation	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689

Cash activity	—	—	—

Balance at December 31, 2002	$9,794	$1,895	$11,689
Adjustment to accrual	190	—	190
Cash activity	(3,692)	(1,823)	(5,515)

Balance at December 31, 2003	$6,292	$72	$6,364

Adjustment to accrual	(454)	(72)	(526)
Cash activity	(2,360)	—	(2,360)

Balance at December 31, 2004	$3,478	$—	$3,478
Adjustment to accrual	(772)	—	(772)
Cash activity	(2,506)	—	(2,506)

Balance at June 30, 2005	$200	$—	$200

Less: current portion			(176)

Long term exit costs and severance and relocation			$24

Pro forma results of operations

The following presents the unaudited pro forma combined results of operations of the Company with Tower Technology for the three and six months ended June 30, 2005 and 2004, after giving effect to certain pro forma adjustments. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2004 or of future results of operations of the consolidated entities (in thousands, except for per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	$46,989	$46,812	$92,635	$91,726
Income (loss) from operations	(658)	(7,098)	107	(29,924)
Net income (loss)	13,461	(6,237)	16,179	(28,892)
Basic income (loss) per share	$0.46	$(0.22)	$0.56	$(1.04)
Diluted income (loss) per share	$0.46	$(0.22)	$0.55	$(1.04)

NOTE 4 — Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investment securities with an original maturity of three months or less at the date of purchase to be cash equivalents. Auction rate securities, classified as cash and cash equivalents for the months ended June 30, 2004 have been reclassified within the Condensed Consolidated Statements of Cash Flows as short-term investments for the six months ended June 30, 2004 in order to comply with Statement of Accounting Standards No. 95. The Company had previously classified these instruments as cash equivalents if the period between interest rate reset was 90 days or less, which was based on our ability to liquidate our holdings or reinvest at the next reset period. As a result of this reclassification, cash and cash equivalents for the six months ended June 30, 2004 decreased by $98 million while short-term investments increased by the same amount. The impact to the Condensed Consolidated Statements of Cash Flows for the six months ended June 30. 2004 was to increase the cash provided by investing activities by $34 million and decrease cash and cash equivalents at end of period by $98 million. The reclassification had no impact on the Company’s results of operations, net current assets, or its overall financial position.

Auction rate securities are highly liquid, variable rate debt securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through dutch auctions that are typically held every 7, 28, or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period.

The Company classifies auction rate securities as “available for sale” pursuant to Statement of Accounting Standards No. 115. Furthermore, the Company classified these securities as short-term because; (i) we acquired and held these securities with the intent to liquidate them as the need for working capital arose in the ordinary course of business; (ii) we are able to either liquidate our holdings or roll our investment over to the next reset period at each rate reset interval as described above.

Short-term investments consist of marketable securities that have remaining maturities of less than one year from the balance sheet date, excluding cash equivalents, and auction rate securities as described above. Investment securities are classified as “available-for-sale” and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the years presented.

Short-term investments consist of the following (in thousands):

	June 30, 2005			December 31, 2004
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$2,529	$(1)	$2,528	$2,195	$8	$2,203
Corporate notes	9,072	(20)	9,052	16,711	(71)	16,640
Medium term notes	504	(1)	503	921	(4)	917
Auction rate securities	69,150	—	69,150	80,822	—	80,822

	$81,255	$(22)	$81,233	$100,649	$(67)	$100,582

NOTE 5 — Intangible Assets

Intangible assets with indefinite lives

The changes in the carrying amount of goodwill, net of accumulated amortization and impairment charges, for the six months ended June 30, 2005, is as follows (in thousands):

Goodwill
Balance at December 31, 2004	$123,912
Purchase price adjustments	3,159

Balance at June 30, 2005	$120,753

The goodwill balance at June 30, 2005 and December 31, 2004 pertains to the Tower Technology business combination completed in March 2004, and the Intraspect business combination completed in December 2003, and the Epicentric business combination completed in December 2002.

The purchase price adjustments in 2005 relate primarily to a $3.8 million claim filed in February 2005 against the escrow established in the acquisition of Tower Technology for certain pre-acquisition tax exposures. We are currently reviewing these issues with the former Tower shareholders, but we expect that substantially all payments related to these liabilities will be funded from the escrow account. As a result, the reduction to goodwill relates primarily to a reduction in these tax liabilities related to the Tower Technology acquisition. Such reduction to goodwill was partially offset by miscellaneous adjustments to certain Tower Technology-related pre-acquisition accrual assumptions.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Six months ended June 30, 2005			Year ended December 31, 2004
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Intellectual property purchases:
Capitalized research and development	$700	$(700)	$—	$700	$(700)	$—
Business combinations:

Technology	77,101	(53,689)	23,412	77,101	(49,931)	27,170
Non-compete contracts	2,200	(1,267)	933	2,200	(1,092)	1,108
Customer relationships	23,400	(8,156)	15,244	23,400	(5,772)	17,628

Total	$103,401	$(63,812)	$39,589	$103,401	$(57,495)	$45,906

The net carrying amount of intangible assets acquired in business combinations relates to the Epicentric, Intraspect, and Tower Technology purchases.

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three and six months ended June 30, 2005 was $3.0 million and $6.3 million, respectively. Total amortization expense for the three and six months ended June 30, 2004 was $4.2 million and $7.0 million, respectively. Of these totals, $1.3 million and $2.6 million was recorded as “Amortization of intangible assets” in operating expenses for the three and six months ended June 30, 2005 and $1.4 million and $2.2 million for the three and six months ended June 30, 2004, respectively. The remaining $1.7 million and $3.7 million for the three and six months ended June 30, 2005 and the remaining $2.8 million and $4.8 million for the three and six months ended June 30, 2004, respectively, was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) for the remaining six months (remaining period) ending December 31, 2005 and the next five years is as follows:

For the remaining period ended December 31, 2005	$4,953
For the year ended December 31, 2006	$8,736
For the year ended December 31, 2007	$8,400
For the year ended December 31, 2008	$8,108
For the year ended December 31, 2009	$8,050
For the year ended December 31, 2010	$1,342

NOTE 6 — Long-term Investments

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

	June 30, 2005	December 31, 2004
Restricted investments (cost approximates fair value)	$6,080	$9,793
Equity investments:
Common stock	—	1,323
Limited partnership interest	1,328	1,284

Total long-term investments	$7,408	$12,400

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

During the three months and the six months ended June 30, 2005, the Company recognized $13.7 million and $15.2 million, respectively in realized gains in “Other income, net” for the sale of equity securities in privately held technology companies. Included in the gain recognized for the three months ended June 30, 2005 was a gain of approximately $12.8 million for the sale of a single investment. At the time of the sale the investment did not have a carrying cost due to previous impairment charges.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized no impairment charges during the three and six months ended June 30, 2005 and 2004. Such impairments are recorded in “Other income, net” on the Condensed Consolidated Statements of Operations.

NOTE 7 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002, 2003 and 2004. Components of business restructuring charges and the remaining restructuring accruals as of June 30, 2005 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872

Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,282)	—	(14)	(1,296)
Cash activity	(2,263)	—	(400)	(2,663)

Balance at March 31, 2005	11,168	—	548	11,716
Adjustment to accrual	234	—	32	266
Cash activity	(1,797)	—	(200)	(1,997)

Balance at June 30, 2005	$9,605	$—	$380	$9,985
Less: current portion				(5,901)

Accrued restructuring costs, less current portion				$4,084

Remaining cash expenditures resulting from the restructuring are estimated to be $10.0 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change.

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

NOTE 8 — Commitments and Contingencies

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

Leases

The Company leases its office facilities and office equipment under various operating and capital lease agreements having expiration dates through 2011. Rent expense, excluding vacated properties, was $1.2 million and $1.6 million for the three months ended June 30, 2005 and 2004, respectively. Future minimum payments as of June 30, 2005 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2005	$4.897	$381
2006	7,100	822
2007	5,781	923
2008	4,382	755
2009	3,545	606
Thereafter	4,905	101

Total minimum lease payments	$30,610

Total minimum sublease rentals		$3,588

On June 8, 2005 the Company extended the lease on the European headquarters. The lease commences on June 21, 2005 and expires on August 31, 2007. On March 31, 2005, Vignette agreed to amend and terminate the real estate lease agreement with TMG/One Market in San Francisco, California. On March 31, 2005, Vignette also terminated the agreement with a subtenant, Salesforce.com, and will forgo all future subleasing income from this party. This information has been reflected in the financial information presented in the table above.

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

NOTE 9 — Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is included as a component of stockholders’ equity and is composed of (i) net income (loss), (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$13,461	$(6,237)	$16,179	$(30,902)
Foreign currency translation adjustments	502	(478)	673	(510)
Unrealized gain (loss) on investments	(910)	763	(1,007)	839

Total comprehensive income (loss)	$13,053	$(5,952)	$15,845	$(30,573)

NOTE 10 — Earnings Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture.

Pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share, diluted net income per share has been presented for the three and six months ended June 30, 2005 and 2004, respectively. The Company excludes stock options, the employee stock purchase plan (espp), and restricted shares from the calculation of diluted weighted average shares outstanding if the effect of including those shares is antidilutive to earnings per share. There were 792,000 and 832,000 stock options, espp, and restricted weighted average shares outstanding for the three and six months ended June 30, 2004, respectively. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$13,461	$(6,237)	$16,179	$(30,902)
Denominator:
Weighted Average Shares Outstanding:
Basic	29,040	28,811	29,011	27,877
Stock options, espp, and restricted shares	467	—	508	—

Diluted	29,507	28,811	29,519	27,877

Earnings (loss) per common share:
Basic	$0.46	$(0.22)	$0.56	$(1.11)
Diluted	$0.46	$(0.22)	$0.55	$(1.11)

NOTE 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Accounts payable	$2,853	$2,355
Accrued employee liabilities	12,383	13,916
Accrued restructuring charges	5,901	7,846
Accrued exit and severance costs	1,627	3,761
Accrued other charges	13,479	14,277
Deferred revenue	34,172	33,444
Other current liabilities	8,321	9,351

Total current liabilities	$78,736	$84,950

NOTE 12 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Accrued restructuring charges, net of current portion	$4,084	$7,829
Accrued exit and severance costs, net of current portion	688	2,503
Deferred revenue, less current portion	2,610	3,356

	$7,382	$13,688

NOTE 13 — Reverse Stock Split

On June 10, 2005, the one-for-ten reverse stock split of the common stock of the Company became effective. The reverse stock split was approved by the Company’s stockholders on May 27, 2005 at the Company’s Annual Meeting. The Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the reverse stock split. All share and per share information included in these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

NOTE 14 — Stockholders Equity

Stockholders’ equity consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Common stock	$291	$2,899
Additional paid-in capital	2,751,851	2,747,767
Deferred stock compensation	(617)	(491)
Accumulated other comprehensive income	1,650	1,985
Accumulated deficit	(2,429,163)	(2,445,342)

	$324,012	$306,818

NOTE 15 — Recent Accounting Pronouncements

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

Our products and solutions enable customers to successfully and rapidly address pervasive business problems and achieve measurable increases in business efficiency.

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

In addition, we have recently launched the following units that target specific horizontal and vertical applications:

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

Our products and solutions are supported by our professional services organization, Vignette Professional Services (“VPS”). VPS offers pre-packaged and custom services, using documented best practices, to help organizations define their online business objectives and deploy their applications. Our education, consulting and customer care teams give customers the benefit of our experience with thousands of customer implementations. We partner with a number of leading consulting firms and system integrators such as Accenture, EDS, Bearing Point, Deloitte Consulting, and Tata Consulting Services to implement our software for their clients. In many cases, we work in blended teams to implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as BEA Systems, IBM and Sun Microsystems.

We recently expanded our product and services distribution channel via a new relationship with Access Distribution. Through this relationship, Access Distribution will make Vignette’s portal and collaboration solutions available through its reseller network.

Reconciliation of Non-GAAP Financial Measures

This section includes certain performance measures that may be considered “non-GAAP financial measures” under SEC rules and regulations. Management believes that these financial measures provide investors and analysts useful additional insight into our Company’s financial position and performance. Non-GAAP results exclude purchased in-process research and development, acquisition-related and other charges, amortization of deferred stock compensation and certain intangible assets, and other one-time charges and gains. One-time charges and gains generally include business restructuring-related, investment and fixed asset impairment charges and gains. Management also uses these financial measures to evaluate the Company’s performance and to make certain decisions relating to the optimal allocation of our resources.

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

The tables below reconcile (in thousands) the following financial measures included in this section that may be considered non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP: adjusted operating income (loss) and adjusted net income (loss).

	Three Months ended June 30,
	2005	2004
GAAP operating income (loss)	$(658)	$(7,098)
Less: Amortization of acquired technology	1,769	2,806

Purchased in-process research and development, acquisition-related and other charges	—	974
Business restructuring charges (benefits)	43	(519)
Amortization of deferred stock compensation	183	211
Amortization of other intangibles	1,279	1,379

Adjusted operating income (loss)	$2,616	$(2,247)

	Three Months ended June 30,
	2005	2004
GAAP net income (loss)	$13,461	$(6,237)
Less: Realized gains of certain equity investments	13,729	—
Less: Amortization of acquired technology	1,769	2,806
Purchased in-process research and development, acquisition-related and other charges	—	974
Business restructuring charges (benefits)	43	(519)
Amortization of deferred stock compensation	183	211
Amortization of other intangibles	1,279	1,379

Adjusted net income (loss)	$3,006	$(1,386)

	Six Months ended June 30,
	2005	2004
GAAP operating income (loss)	$107	$(32,042)
Less: Amortization of acquired technology	3,773	4,774
Purchased in-process research and development, acquisition-related and other charges	270	6,897
Business restructuring charges (benefits)	(2,111)	8,660
Amortization of deferred stock compensation	315	367
Amortization of other intangibles	2,558	2,194

Adjusted operating income (loss)	$4,912	$(9,150)

	Six Months ended June 30,
	2005	2004
GAAP net income (loss)	$16,179	$(30,902)
Less: Realized gains of certain equity investments	15,210	—
Less: Amortization of acquired technology	3,773	4,774
Purchased in-process research and development, acquisition-related and other charges	270	6,897
Business restructuring charges (benefits)	(2,111)	8,660
Amortization of deferred stock compensation	315	367
Amortization of other intangibles	2,558	2,194

Adjusted net income (loss)	$5,774	$(8,010)

Recent Events

Reverse Stock Split

On June 10, 2005, the one-for-ten reverse stock split of the common stock (the “Reverse Stock Split”) of the Company became effective. The Reverse Stock Split was approved by the Company’s stockholders on May 27, 2005 at the Company’s Annual Meeting. The Company filed the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to affect the Reverse Stock Split.

Overview of Second Quarter Results

Our financial results for the quarter ended June 30, 2005 exceeded our expectations in a number of areas. Total revenues of approximately $47.0 million exceeded expectations of $46.5 million. Additionally, GAAP EPS of $ 0.46 per basic common share outstanding exceeded expectations of $0.07. This was largely due to a gain on sale of equity investments.

The expansion and ongoing integration of our suite of products through our Tower Technology acquisition in the first quarter of 2004 added to our software and services capabilities and contributed to an increase in our revenues. Our revenues were also favorably impacted by renewed interest in Enterprise Content Management software and our high levels of customer referenceability. Partially offsetting these positive factors was the continued difficult selling environment for enterprise software applications. In summary, these and other factors caused our revenues, as reported, to increase by 3% over the first quarter of 2005 to $47.0 million. On an as reported basis, our revenues for the six months ended June 30, 2005 increased by 7% over the same period for 2004. On a pro forma basis that adjusts for the acquisition of Tower Technology in the first quarter of 2004 the revenue for the three and six month periods ended June 30, 2005 and 2004 increased by $0.2M and $0.9M, respectively.

More specifically, license revenues of $17.2 million in the second quarter of 2005 were up 2.0% as compared to the second quarter of 2004 or $0.3 million. Maintenance revenues of $18.8 million in the second quarter of 2005 were up 2% from $18.4 million for the second quarter of 2004. Professional services revenues of $11.0 million in the second quarter of 2005 were down 5% from $11.6 million for the second quarter of 2004. International revenue comprised 41% of total revenue for the quarter ended June 30, 2005. No single customer accounted for more than 10% of our quarterly revenues.

Total expenses, including both cost of revenue and operating expenses, for the second quarter of 2005 were $47.6 million and included $3.3 million for the following charges and benefits: business restructuring benefits, acquisition-related charges, amortization of acquired technology and intangibles and the amortization of deferred stock compensation. Most of these charges relate to our previous acquisitions and to favorable changes in our real estate lease commitments, mostly driven by better than expected outcomes with respect to certain lease buyout fees and sublease income. The remaining expenses of $44.3 million for the second quarter of 2005 were down 12% as compared to 2004 due primarily to our continued focus on cost controls.

The combination of revenue growth and our continued cost control efforts yielded non-GAAP profitability from operations of $2.6 million during the second quarter of 2005, excluding the $3.3 million in net charges described above. This compares to a non-GAAP loss of $2.2 million during the second quarter of 2004.

GAAP net income was $13.5 million, as compared to a net loss of $6.2 million during the second quarter of 2004. Excluding the charges totaling $3.3 million as described above and realized gains for certain equity investments totaling $13.7 million, non-GAAP net income for the second quarter of 2005 was $3.0 million. This compares to a non-GAAP net loss of $1.4 million in the second quarter of 2004.

We generated $19.0 million in cash and short-term investments during the quarter, increasing our total cash and short-term investments balance to approximately $192.0 million as of June 30, 2005. We have no debt outstanding.

Our headcount at June 30, 2005 was approximately 721, a decrease of 1% from 730 at December 31, 2004 and a decrease of 22% from 926 at June 30, 2004. The decrease from June 30, 2004 was substantially the result of our business restructuring efforts.

Forward-looking Information

During our second quarter 2005 financial results conference call on July 21, 2005, we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended September 30, 2005.

For the third quarter of 2005, we expect total revenue of approximately $45.0 million to $48.0 million, with license revenue accounting for approximately 36% to 39% of total revenue and services accounting for the remainder of revenue.

We expect a non-GAAP gross margin of approximately 68% to 70%, depending on the mix of business in the quarter.

	Range for quarter ended September 30, 2005
	(in millions)
Total Revenue	$45.0	-	$48.0

GAAP gross profit	$29.3	-	$32.3
Less:
Amortization of acquired technology	(1.3)	-	(1.3)
Non- GAAP gross profit	$30.6	-	$33.6
Non- GAAP gross margin	68%	-	70%

In terms of operating expenses, we expect R&D to be approximately 18% to 19% of revenue, sales and marketing to be approximately 36% to 38% of revenue, and G&A to be approximately 10% of revenue. We expect other income for the quarter to be approximately $1.4 million, and we expect to report a tax provision in the range of approximately $0.5 million to $0.6 million.

In summary, we expect non-GAAP net income of approximately $1.9 to $3.4 million, resulting in non-GAAP EPS in the range of $0.06 to $0.11 per share, assuming 29.6 million diluted shares outstanding. The per share data and information is on a post-split basis after the one-for-ten reverse stock split.

These non-GAAP results are before charges of $1.3 million related to the amortization of acquired technology, $0.2 million related to the amortization of deferred stock compensation, and $1.3 million related to the amortization of intangible assets. We expect total charges of approximately $2.8 million in the third quarter of 2005. With these charges, we expect a GAAP EPS loss of $0.04 to a profit of $0.02 per share, assuming 29.6 million diluted shares outstanding.

	Range for quarter ended September 30, 2005
	(in millions)
GAAP net (loss) income	$(1.1)	-	$0.6
Less:
Amortization of acquired technology	1.3	-	1.3
Amortization of deferred stock compensation	0.2	-	0.2
Amortization of intangible assets	1.3	-	1.3

Adjusted net income	$1.6	-	$3.4
Diluted shares outstanding	29.6	-	29.6
Non-GAAP Diluted EPS	$0.06	-	$0.11

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

Goodwill and identifiable intangible assets. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. There was no impairment charge related to goodwill or other intangible assets during the three and six months ended June 30, 2005 or 2004.

Accounting Reclassification

Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported net income (losses). The Consolidated Statements of Cash Flows for the six months ended June 30, 2004 include the reclassification of auction rate securities from cash and cash equivalents to short-term investments in order to comply with Statement of Accounting Standards No. 95. As a result of this reclassification, cash and cash equivalents for the six months ended June 30, 2004 decreased by $98 million while short-term investments increased by the same amount. The impact to the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 was to increase the cash provided by investing activities by $34 million and decrease cash and cash equivalents at end of period by $98 million. The reclassification had no impact on the Company’s results of operations, net current assets, or its overall financial position .

Auction rate securities are highly liquid, variable rate debt securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through dutch auctions that are typically held every 7, 28, or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. The Company has invested a substantial amount of available cash in auction rate securities due to their competitive short-term interest rates and stable market values. The Company may reduce the investment in auction rate securities as the markets for other investments with longer investment horizons improves.

The Company classifies auction rate securities as “available for sale” pursuant to Statement of Accounting Standards No. 115. Furthermore, the Company classified these securities as short-term because; (i) we acquired and held these securities with the intent to liquidate them as the need for working capital arose in the ordinary course of business; (ii) we are able to either liquidate our holdings or roll our investment over to the next reset period at each rate reset interval as described above.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Product license	36%	36%	36%	36%
Services	64	64	64	64

Total revenue	100	100	100	100
Cost of revenue:
Product license	2	3	2	3
Amortization of acquired technology	4	6	4	5
Services	28	29	29	29

Total cost of revenue	34	38	35	37

Gross profit	66	62	65	63
Operating expenses:
Research and development	18	22	18	24
Sales and marketing	35	41	35	44
General and administrative	10	10	10	11
Purchased in-process research and development, acquisition-related and other charges	—	2	—	8
Business restructuring charges (gain)	—	(1)	(2)	10
Amortization of deferred stock compensation	1	—	1	—
Amortization of intangibles	3	3	3	3

Total operating expenses	67	77	65	100

Income (loss) from operations	(1)	(15)	—	(37)

Other income (expense), net	31	2	19	2

Income (loss) before provision for income taxes	30	(13)	19	(35)
Provision for income taxes	1	1	1	1

Net income (loss)	29%	(14)%	18%	(36)%

Comparison of the three months and six months ended June 30, 2005 to the three and six months ended June 30, 2004 (in thousands, unless otherwise noted)

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	fluctuation	2005	2004	fluctuation
Product license	$17,150	$16,852	2%	$33,440	$31,530	6%
Services revenue:
Maintenance and support	18,812	18,386	2%	37,950	34,096	11%
Professional services	11,027	11,574	(5)%	21,245	20,866	2%

Total services revenue	29,839	29,960	0%	59,195	54,962	8%

Total revenue	$46,989	$46,812	0%	$92,635	$86,492	7%

There was a slight increase in revenue of $0.2M for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. The small change in revenue is due to incremental growth in product license revenue offsetting a small decline in professional services. The decline in professional services is due primarily to reduced headcount in the professional services organization.

Product license. Product license revenue increased 2% during the three months ended June 30, 2005 primarily due to sales of document management products acquired in our March 2004 acquisition, partially offset by the continued difficult selling environment for enterprise software applications.

Services. Services revenue is stable for three months ended June 30, 2005 as compared to the same period last year. There was an increase in maintenance and support offset by a decline in professional services revenue.

During the comparative three months ended June 30, 2005 and 2004, no single customer accounted for more than 10% of our total revenues. International revenue was $19.1 million and $18.1 million, or 41% and 39% of total revenues in the three months ended June 30, 2005 and 2004, respectively. International revenue was $37.8 million and $30.3 million, or 41% and 35% of total revenues in the six months ended June 30, 2005 and 2004, respectively

Cost of Revenue

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing professional and maintenance services.

Cost of revenue amounts and percentages are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	fluctuation	2005	2004	fluctuation
Product license	$885	$1,625	(46)%	$1,677	$2,746	(39)%
Amortization of acquired technology	1,769	2,806	(37)%	3,773	4,774	(21)%

Maintenance and support	3,230	3,656	(12)%	6,577	6,161	7%
Professional services	10,310	9,742	6%	19,955	18,543	8%

Total cost of services revenue	13,540	13,398	1%	26,532	24,704	7%

Total cost of revenue	16,194	17,829	(9)%	31,982	32,224	(1)%

Gross profit	$30,795	$28,983	6%	$60,653	$54,268	12%

As a percent of sales, gross profit represented 66% and 62% for the three months ended June 30, 2005 and June 30, 2004 respectively. For the six months ended June 30, 2005 and June 30, 2004 gross profit represented 65% and 63%, respectively. The increase in gross profit in relation to relatively stable sales for the three and six month periods ended June 30, 2005 and 2004 is due to both lower amortization costs of acquired technology and lower product license costs. The decrease in amortization costs is due to the natural run-out of the acquired technology intangible assets discussed in Note 4. The lower cost of revenue for product license is due to lower negotiated royalty license fees and product mix.

Operating expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	fluctuation	2005	2004	fluctuation
Research and development	$8,545	$10,300	(17)%	$17,214	$20,449	(16)%
Sales and marketing	16,536	19,270	(14)%	32,472	38,482	(16)%
General and administrative	4,867	4,466	(9)%	9,828	9,261	6%
Purchased in-process research and development, acquisition - related and other charges	—	974	(100)%	270	6,897	(96)%
Business restructuring charges (gain)	43	(519)	108%	(2,111)	8,660	(124)%
Amortization of deferred stock compensation	183	211	(13)%	315	367	(14)%
Amortization of intangible assets	1,279	1,379	(7)%	2,558	2,194	17%

Total operating expenses	$31,453	$36,081	(13)%	$60,546	$86,310	(30)%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 17% in the three months ended June 30, 2005 and 16% for the six months ended June 30, 2005 relative to the same periods in 2004. The quarter-over-quarter decrease relates primarily to our restructuring efforts via reduced engineering headcount, lower facilities expenses and other cost-saving measures such as the consolidation of product development facilities and the transition of more of these activities to an offshore operations model. We continue to believe that continued investment in research and development is critical to attaining our strategic objectives. We, therefore, expect to devote resources to our product development efforts. We have balanced our significant research and development investments with cost-saving measures, including the restructuring, or consolidation of product development facilities and the potential transition of a number of these positions overseas to labor markets with lower cost structures.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses decreased 14% in the three months ended June 30, 2005 and 16% for the six months ended June 30, 2005. The decrease for the three months ended June 30, 2005 compared to the same period in 2004 is attributable to reduced bad debt charges and lower marketing and headcount costs resulting from restructuring and budget cuts. The decrease for the six months ended June 30, 2005 compared to the same period in 2004 is attributable to reduced bad debt charges and lower marketing and headcount costs resulting from restructuring and budget cuts. We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period due to the timing of new product releases and entry into new market areas, investment in marketing efforts and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses decreased 9% in the three months ended June 30, 2005. General and administrative expenses increased 6% in the six months ended June 30, 2005. The increase in absolute dollars for the six months ended June 30, 2005 is due primarily to increased costs associated with the growth of our business and increased costs of meeting regulatory reporting requirements. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on regulatory requirements, legal proceedings and fees paid to outside professional service providers, particularly related to Sarbanes-Oxley compliance activities.

Purchased in-process research and development, acquisition-related and other charges. Acquisition-related and other charges include costs incurred for employees and consultants and relate to product integration and cross training, other employee-related charges and contingent compensation arrangements. The following table presents acquisition-related and other charges for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005	2004
Purchased in-process research and development	$		$—	$—	$4,800
Cross-training, product integration and other		—	494	—	1,290
Other employee-related charges		—	480	—	807
Contingent compensation		—	—	270	—

		$—	$974	$270	$6,897

Included in the acquired net assets of Tower Technology Pty Limited was purchased in-process research and development (“IPR&D”) efforts that we intended to substantially rework before integrating into our products (in thousands):

Acquired Company	Acquired IPR&D – Project Description	Estimated Fair Value	Current Status at June 30, 2005
Tower Technology Pty Limited (2004)	Tower IDM 20.0™— Collaborative document management functionality with process automation solutions and decentralization of configuration. Tower Seraph 4.4™— provides document review workflows, case management and Section 508 compliance of configuration.	$4,800	Application from this project is being reworked and is expected to be integrated into our product line within 7 months.

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

Business restructuring charges. In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003 and 2004, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals as of June 30, 2005 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,282)	—	(14)	(1,296)
Cash activity	(2,263)	—	(400)	(2,663)

Balance at March 31, 2005	11,168	—	548	11,716
Adjustment to accrual	234	—	32	266
Cash activity	(1,797)	—	(200)	(1,997)

Balance at June 30, 2005	$9,605	$—	$380	$9,985
Less: current portion				(5,901)

Accrued restructuring costs, less current portion				$4,084

Remaining cash expenditures resulting from the restructuring are estimated to be $10.0 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cost of revenue – services	$—	$—	$—	$—
Research and development	9	1	(6)	47
Sales and marketing	14	—	26	(48)
General and administrative	160	210	295	368

	$183	$211	$315	367

Amortization of intangible assets. Amortization of intangible assets includes amortization of customer relationships and non-compete contracts. Intangible amortization expense decreased 7% in the three months ended June 30, 2005 (excluding amortization expenses related to deferred stock compensation and acquired technology). Intangible amortization expense increased 17% in the six months ended June 30, 2005 (excluding amortization expenses related to deferred stock compensation and acquired technology). The decrease in the three month period ending June 30, 2005 is due to the declining unamortized cost of the assets assumed in the Tower Technology acquisition in March 2004. The increase for the six month period ended June 30, 2005 is due to having six months amortization expense in the current period and only four months of amortization expense in the prior period. Amortization expense is recorded ratably over the estimated useful lives of the intangible assets, which range from two to six years.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, recognized investment gains and losses as well as foreign exchange gains and losses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	fluctuation	2005	2004	fluctuation
Other income, net	$14,908	$1,126	1,224%	$17,359	$1,635	962%

Other income increased in the three and six month period ended June 30, 2005 primarily due to gains of $13.7 million and $15.2 million, respectively on the sale equity securities in privately held technology companies. The largest of which was the sale of Shopzilla for approximately $600 million to EW Scripps Company. The Company owned approximately 2% of Shopzilla and recognized a gain of approximately $13 million. The Company had no carrying cost in the asset at the time of the sale due to previous impairment charges. Higher interest rates also contributed to the increase in other income.

At June 30, 2005, our unrestricted, long-term strategic investments totaled $ 1.3 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	fluctuation	2005	2004	fluctuation
Provision for income taxes	$789	$265	198%	$1,287	$495	160%

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

We have not used an effective tax rate to forecast our income taxes for interim periods due to difficulty in forecasting taxable profits of our foreign subsidiaries primarily as a result of unpredictable product mix. As a result, we expect volatility in our tax rate on a quarterly basis.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$110,775	$63,781
Short-term investments	$81,233	$100,582
Working capital	$153,717	$126,406
Current ratio	3.0:1	2.5:1
Days of sales outstanding – for the quarter ended	62	77

At June 30, 2005, we had $192.0 million in cash, cash equivalents and short-term investments and no debt. We generally invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale.

Net cash provided by operating activities was $10.0 million and net cash used by operating activities was $17.6 million during the first half of 2005 and 2004, respectively. The increase in cash inflows was due to the increase in net profits, excluding non-cash charges.

Net cash provided by investing activities was $36.8 million during the first half of 2005, compared to $9.2 million during the first half of 2004. The increase of investing inflows is due to several factors. In the first half of 2005 the Company realized cash from the maturity of short term investments net of purchases of $19.3 million which was invested in other interest bearing accounts or investments to take advantage of rising interest rates. In addition, in the first half of 2005 the Company sold strategic equity investments in privately held technology companies that yielded $15.5 million. In the first half of 2004 the investing outflows were due primarily to the purchase of Tower Technology in the first quarter of 2004.

Net cash provided by financing activities was $1.0 million and $2.1 million during the first six months of 2005 and 2004, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of through our employee stock purchase plan.

Our long-term investments are classified as available-for-sale and generally consist of common stock in publicly held technology companies, limited partnership interests in a technology incubator, and cash collateral pledged for certain lease obligations. At June 30, 2005, long-term investments totaled $7.4 million, compared to $12.4 million at December 31, 2004. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At June 30, 2005 and December 31, 2004, we had pledged $6.0 million and $9.8 million, respectively, as cash collateral for certain of our lease obligations. These investments will remain restricted to the extent that the security requirements exist.

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

Leases

Leases. Future minimum payments as of June 30, 2005 under our lease obligations, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2005	$4.897	$381
2006	7,100	822
2007	5,781	923
2008	4,382	755
2009	3,545	606
Thereafter	4,905	101

Total minimum lease payments	$30,610

Total minimum sublease rentals		$3,588

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

Risks Related to Our Business

We Have Returned to Profitability but May Not be Able to Sustain Consistent Profitability

Although we recorded a profit in the first half of 2005, we cannot be certain that we will generate sufficient revenues to maintain profitability. If we do maintain profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. To achieve and sustain profitable operations and positive cash flows, we must increase our license and support services revenues. If our revenues do not grow at a rate greater than expenses required to fund our continuing operations, we will not be able to maintain the profitability recorded in the first half of 2005, which could cause the price of our common stock to decline.

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

We recorded 41%, our total revenue for three and the six months ended June 30, 2005 and 38% and 26% for the years ended December 31, 2004 and 2003, respectively, through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

Our Stock Price May Be Volatile

The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

•	Variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of Internet software companies;

•	announcements by us of significant contracts, acquisitions, restructurings, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer or failure to complete significant license transactions;

•	additions or departures of key personnel;

•	difficulties in collecting accounts receivable;

•	large percentage of stock held by a few large shareholders;

•	fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies; and

•	recently completed one-for-ten reverse stock split.

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

At June 30, 2005, our cash and cash equivalents consisted primarily of commercial paper. Our short-term investments will mature in less than one year from June 30, 2005 and were invested in corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. These securities are classified as available-for-sale and are recorded at their estimated fair value.

Long-term investments. We invest in emerging technology companies considered strategic to our software business. At June 30, 2005, long-term investments consisted of common stock held in publicly-traded technology companies and a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. Our investments in redeemable convertible preferred stock in privately-held technology companies were fully impaired as of June 30, 2002. Fair values were based on quoted market prices where available. If quoted market prices were not available, we use a composite of quoted market prices of companies that are comparable in size and industry classification to our portfolio. We classify our long-term investments as available-for-sale. In addition to strategic investments, we held $6.0 million and $9.8 million in restricted investments at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. All restricted investments mature in 2005 and the average yield of these investments is approximately 2.81%.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company’s stockholders was held on May 27, 2005. At that meeting three proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect two directors (with Jeffrey S. Hawn, and Henry T. Denero being the nominees) to serve until the 2008 Annual Meeting of Stockholders. Proposal 2 was a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio of one-for-ten shares. Proposal 3 was a proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2005.

	Number of Votes
Proposal	For	Against	Abstain/ Withhold	Broker Non- Vote
Proposal 1 – Election of directors:
Jeffrey S. Hawn	232,957,403	—	10,618,861	—
Henry T. Denero	236,331,513	—	7,244,751	—
Proposal 2 – Amended and Restated Certificate of Incorporation (one-for-ten reverse stock split)	226,331,282	16,918,389	326,592
Proposal 3 – Ratification of Ernst & Young LLP appointment	240,511,459	2,696,323	368,482	—

ITEM 6 — EXHIBITS

Exhibits:

Exhibit Number	Description
31.1	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification to the Securities and Exchange Commission by Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGNETTE CORPORATION

/s/ Charles W. Sansbury
Date: August 8, 2005	Charles W. Sansbury
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)