Form 10-Q
period 2005-09-30
VIGNETTE CORP
filed 2005-11-08
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

As of October 27, 2005, there were 29,511,562 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended September 30, 2005

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

in thousands

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,233	$63,781
Short-term investments	75,499	100,582
Accounts receivable, net	29,510	41,569
Prepaid expenses and other current assets	9,623	5,424

Total current assets	232,865	211,356
Property and equipment, net	8,209	9,764
Investments	8,482	12,400
Goodwill	120,753	123,912
Other intangibles, net	37,056	45,906
Other assets	2,140	2,118

Total assets	$409,505	$405,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$35,852	$42,155
Deferred revenue	32,715	33,444
Other current liabilities	6,770	9,351

Total current liabilities	75,337	84,950
Deferred revenue, less current portion	2,505	3,356
Other long-term liabilities, less current portion	4,684	10,332

Total liabilities	82,526	98,638
Stockholders’ equity	326,979	306,818

Total liabilities and stockholders’ equity	$409,505	$405,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product license	$16,822	$12,313	$50,262	$43,843
Services	30,354	30,301	89,549	85,263

Total revenue	47,176	42,614	139,811	129,106
Cost of revenue:
Product license	706	939	2,383	3,685
Amortization of acquired technology	1,240	2,804	5,013	7,578
Services	14,396	13,618	40,928	38,322

Total cost of revenue	16,342	17,361	48,324	49,585

Gross profit	30,834	25,253	91,487	79,521
Operating expenses:
Research and development (1)	7,944	10,860	25,158	31,309
Sales and marketing (1)	17,178	18,553	49,650	57,036
General and administrative (1)	4,648	4,453	14,476	13,714
Purchased in-process research and development, acquisition-related and other charges	—	270	270	7,167
Business restructuring charges (gain)	(778)	39	(2,889)	8,699
Amortization of deferred stock compensation	252	15	567	381
Amortization of other intangibles	1,279	1,379	3,837	3,574

Total operating expenses	30,523	35,569	91,069	121,880

Income (loss) from operations	311	(10,316)	418	(42,359)
Other income, net:
Interest income and other, net	1,470	686	3,619	2,321
Gain on sale of equity investments	81	—	15,291	—

Total other income, net	1,551	686	18,910	2,321

Income (loss) before provision for income taxes	1,862	(9,630)	19,328	(40,038)
Provision for income taxes	542	391	1,829	886

Net income (loss)	$1,320	$(10,021)	$17,499	$(40,924)

Basic net income (loss) per common share	$0.05	$(0.35)	$0.60	$(1.45)

Diluted net income (loss) per common share	$0.04	$(0.35)	$0.59	$(1.45)

Shares used in computing net income (loss) per common share
Basic	29,283	28,878	29,102	28,211
Diluted	29,852	28,878	29,692	28,211

(1) Excludes amortization of deferred stock compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Research and development	$10	$(96)	$3	$(48)
Sales and marketing	41	—	67	(49)
General and administrative	201	111	497	478

	$252	$15	$567	$381

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$17,499	$(40,924)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,474	7,176
Non-cash compensation expense	567	381
Amortization of intangible assets	8,850	11,266
Non-cash restructuring (benefit) charges	(778)	2,331
Non-cash deferred compensation	—	5
Purchased in-process research and development, acquisition-related and other charges	—	5,552
Gain on sale of equity investments	(15,291)	—
Gain on disposal of fixed assets	(131)	—
Other charges	539	(266)
Changes in operating assets and liabilities	(4,277)	(8,469)

Net cash provided by (used in) operating activities	11,452	(22,948)
Investing activities:
Purchase of property and equipment	(3,052)	(4,206)
Purchase of business, net of cash acquired	—	(43,655)
Purchases and maturities of short-term investments	25,083	80,858
Sale of restricted investments	2,623	183
Proceeds from sale of equity securities	15,607	824
Purchase of equity securities	(45)	(165)
Other	197	(45)

Net cash provided by investing activities	40,413	33,794
Financing activities:
Payments on capital lease obligations	—	(72)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	2,283	3,085
Payments for unvested common stock	—	(95)

Net cash provided by financing activities	2,283	2,918
Effect of exchange rate changes on cash and cash equivalents	304	(384)

Net change in cash and cash equivalents	54,452	13,380
Cash and cash equivalents at beginning of period	63,781	39,639

Cash and cash equivalents at end of period	$118,233	$53,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005

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

The Company was incorporated in Delaware on December 19, 1995. Vignette currently markets its products and services throughout the Americas, Europe, Asia and Australia. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

NOTE 2 — Stock-based Compensation

At September 30, 2005, the Company has five stock-based compensation plans. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the

Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options or its stock to its employees at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation costs are recorded. In the event that options are granted or restricted shares are issued at an exercise price that is less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the respective option or restricted stock. Deferred stock compensation is amortized on an accelerated basis over the options and restricted stocks’ respective vesting periods, and is recorded as “Amortization of deferred stock compensation” in the Condensed Consolidated Statements of Operations.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss):
Reported net income (loss)	$1,320	$(10,021)	$17,499	$(40,924)
Add: Total stock-based employee compensation expense included in the determination of net income (loss) as reported, net of related tax effects	252	14	567	381
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,250)	(3,357)	(5,565)	(13,823)

Pro forma net income (loss)	$322	$(13,364)	$12,501	$(54,366)

Basic net income (loss) per share:
Reported net income (loss) per share	$0.05	$(0.35)	$0.60	$(1.45)

Pro-forma net income (loss) per share	$0.01	$(0.46)	$0.43	$(1.93)

Diluted net income (loss) per share:
Reported net income (loss) per share	$0.04	$(0.35)	$0.59	$(1.45)

Pro-forma net income (loss) per share	$0.01	$(0.46)	$0.42	$(1.93)

Equity instruments issued to non-employees are recorded at their fair value in accordance with Statement 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

On May 27, 2005 the Compensation Committee of the Board of Directors adopted a board compensation plan that included the issuance of 21,185 restricted shares at a value of $250,000 to non-employee members of the Board of Directors. Deferred stock-based compensation expense was recorded for the value of the grant and is being amortized over the twelve month vesting period. The Company recognized $62,500 and $83,333 of compensation expense for the three and nine months ended September 30, 2005, respectively, in connection with these restricted shares.

On January 18, 2005, the Compensation Committee of the Board of Directors implemented a retention program for certain executive officers and other key employees. Under the program, 17,856 restricted shares valued at $225,000 were granted pursuant to the 1999 Equity Incentive Plan. Deferred stock-based compensation expense was recorded for the value of the grant and is being amortized over a sixteen month vesting period. The Company recognized $42,187 and

$119,530 of compensation expense for the three and nine months ended September 30, 2005, respectively, in connection with these restricted shares.

During the three months ended September 30, 2005 and 2004 the Company recorded total amortization expense related to its equity compensation plans of $252,000 and $14,000, respectively. During the nine months ended September 30, 2005 and 2004 the Company recorded total amortization expense related to its equity compensation plans of $567,000 and $381,000, respectively. At September 30, 2005, the Company had an aggregate of $561,823 of deferred stock-based compensation remaining to be amortized.

Stock-Based Compensation Plans

A summary of the activity related to the Company’s stock options is presented below:

	Three Months Ended September 30, 2005		Nine Months Ended September 30 , 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,504,833		3,587,412
Granted	100,000	$12.27	613,003	$12.42
Exercised	(304,563)	$2.58	(366,560)	$3.52
Forfeited	(176,640)	$107.74	(710,225)	$52.26
Outstanding at end of period	3,123,630	$26.01	3,123,630	$26.01
Exercisable at end of period	1,842,474	$33.47	1,842,474	$33.47

The following table summarizes information about stock options outstanding as of September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01 - $ 7.50	5,694	0.09	$4.91	5,694	$4.91
$ 7.51 - $ 15.00	1,410,875	5.50	$11.22	554,024	$10.25
$ 15.01 - $ 30.00	854,237	6.21	$21.95	442,730	$22.17
$ 30.01 - $ 50.00	547,670	3.72	$38.76	535,098	$38.76
$ 50.01 - $ 75.00	202,668	3.64	$59.27	202,442	$59.27
$ 75.01 - $150.00	86,654	2.85	$86.12	86,654	$86.12
$150.01 - $250.00	1,829	3.09	$188.64	1,829	$188.64
$250.01 - $700.00	14,003	2.55	$399.64	14,003	$399.64
	3,123,630	5.17	$26.01	1,842,474	$33.47

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

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Tower Technology Pty Ltd acquisition:

	Exit Costs	Severance and Relocation	Total
Initial accrual at March 1, 2004	$3,146	$1,426	$4,572
Cash activity	(864)	(1,400)	(2,264)
Adjustment to accrual	(866)	(26)	(892)

Balance at December 31, 2004	$1,416	$—	$1,416
Cash activity	(484)	—	(484)
Adjustment to accrual	114	—	114

Balance at September 30, 2005	1,046	—	1,046
Less: current portion			(614)

Long-term exit costs and severance and relocation			$432

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

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Intraspect acquisition:

	Exit Costs	Severance and relocation	Total
Initial accrual at December 10, 2003	$2,250	$543	$2,793
Adjustment to accrual	—	(30)	(30)
Cash activity	(67)	(507)	(574)

Balance at December 31, 2003	2,183	6	2,189
Adjustment to accrual	21	148	169
Cash activity	(834)	(154)	(988)

Balance at December 31, 2004	1,370	—	1,370
Adjustment to accrual	(38)	—	(38)
Cash Activity	(599)	—	(599)

Balance at September 30, 2005	$733	$—	$733
Less: current portion			(733)

Long term exit costs and severance and relocation			$—

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

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Epicentric acquisition:

	Exit Costs	Severance and Relocation	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689
Cash activity	—	—	—

Balance at December 31, 2002	$9,794	$1,895	$11,689
Adjustment to accrual	190	—	190
Cash activity	(3,692)	(1,823)	(5,515)

Balance at December 31, 2003	$6,292	$72	$6,364
Adjustment to accrual	(454)	(72)	(526)
Cash activity	(2,360)	—	(2,360)

Balance at December 31, 2004	$3,478	$—	$3,478
Adjustment to accrual	(834)	—	(834)
Cash Activity	(2,504)	—	(2,504)

Balance at September 30, 2005	140	—	140
Less: current portion			(140)

Long term exit costs and severance and relocation			$—

Pro forma results of operations

The following presents the unaudited pro forma combined results of operations of the Company with Tower Technology for the nine months ended September 30, 2004, after giving effect to certain pro forma adjustments. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2004 or of future results of operations of the consolidated entities (in thousands, except for per share data)

Nine months ended September 30, 2004
Revenue	$134,340
Income (loss) from operations	(43,308)
Net income (loss)	(41,981)
Basic income (loss) per share	$(1.49)
Diluted income (loss) per share	$(1.49)

NOTE 4 — Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investment securities with an original maturity of three months or less at the date of purchase to be cash equivalents. Auction rate securities, classified as cash and cash equivalents for the months ended September 30, 2004 have been reclassified within the Condensed Consolidated Statements of Cash Flows as short-term investments for the nine months ended September 30, 2004 in order to comply with Statement of Accounting Standards No. 95. The Company had previously classified these instruments as cash equivalents if the period between interest rate reset was 90 days or less, which was based on our ability to liquidate our holdings or reinvest at the next reset period. As a result of this reclassification, cash and cash equivalents as of September 30, 2004 decreased by $87.2 million while short-term investments increased by the same amount. The impact to the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 was to increase the cash from investing activities by $45.1 million to $33.8 million and increase the net change in cash and cash equivalents from a decline of $31.7 million to an increase of $13.4 million. The reclassification had no impact on the Company’s results of operations, net current assets, or its overall financial position.

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

The Company classifies auction rate securities as “available for sale” pursuant to Statement of Accounting Standards No. 115. Furthermore, the Company classified these securities as short-term because: (i) we acquired and held these securities with the intent to liquidate them as the need for working capital arose in the ordinary course of business; (ii) we are able to either liquidate our holdings or roll our investment over to the next reset period at each rate reset interval as described above.

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

Short-term investments consist of the following (in thousands):

	September 30, 2005			December 31, 2004
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$9,234	$(1)	$9,233	$2,195	$8	$2,203
Corporate notes	4,025	(9)	4,016	16,711	(71)	16,640
Medium term notes	—	—	—	921	(4)	917
Auction rate securities	62,250	—	62,250	80,822	—	80,822

	$75,509	$(10)	$75,499	$100,649	$(67)	$100,582

NOTE 5 — Intangible Assets

Intangible assets with indefinite lives

The change in the carrying amount of goodwill, net of accumulated amortization and impairment charges, for the nine months ended September 30, 2005, is as follows (in thousands):

Goodwill
Balance at December 31, 2004	$123,912
Purchase price adjustments	(3,159)

Balance at September 30, 2005	$120,753

The goodwill balance at September 30, 2005 and December 31, 2004 pertains to the Tower Technology business combination completed in March 2004, the Intraspect business combination completed in December 2003, and the Epicentric business combination completed in December 2002.

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

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Business combinations:
Technology	77,101	(54,944)	22,157	77,101	(49,931)	27,170
Non-compete contracts	2,200	(1,354)	846	2,200	(1,092)	1,108
Customer relationships	23,400	(9,347)	14,053	23,400	(5,772)	17,628

Total	$103,401	$(66,345)	$37,056	$103,401	$(57,495)	$45,906

The net carrying amount of intangible assets acquired in business combinations relates to the Epicentric, Intraspect, and Tower Technology purchases.

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to nine years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three and nine months ended September 30, 2005 was $2.5 million and $8.8 million, respectively. Total amortization expense for the three and nine months ended September 30, 2004 was $4.2 million and $11.2 million, respectively. Of these totals, $1.3 million and $3.8 million was recorded as “Amortization of intangible assets” in operating expenses for the three and nine months ended September 30, 2005 and $1.4 million and $3.6 million for the three and nine months ended September 30, 2004, respectively. The remaining $1.2 million and $4.9 million for the three and nine months ended September 30, 2005 and the remaining $2.8 million and $7.6 million for the three and nine months ended September 30, 2004, respectively, was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) for the remaining three months (remaining period) ending December 31, 2005 and the next five years is as follows:

For the remaining period ended December 31, 2005	$2,420
For the year ended December 31, 2006	$8,736
For the year ended December 31, 2007	$8,400
For the year ended December 31, 2008	$8,108
For the year ended December 31, 2009	$8,050
For the year ended December 31, 2010	$1,342

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

	September 30, 2005	December 31, 2004
Restricted investments (cost approximates fair value)	$7,154	$9,793
Equity investments:
Common stock	—	1,323
Limited partnership interest	1,328	1,284

Total long-term investments	$8,482	$12,400

Fair market values are based on quoted market prices where available. If quoted market prices are not available, management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments.

The Company held restricted investments in the form of a certificate of deposit and investment-grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist.

During the three months and the nine months ended September 30, 2005, the Company recognized $81,000 and $15.3 million, respectively in realized gains in “Other income, net” for the sale of equity securities in privately held technology companies. Included in the gain recognized for the nine months ended September 30, 2005 was a gain of approximately $12.8 million for the sale of a single investment. At the time of the sale the investment did not have a carrying cost due to previous impairment charges.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized no impairment charges during the three and nine months ended September 30, 2005 and 2004.

NOTE 7 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002, 2003 and 2004. Components of business restructuring charges and the remaining restructuring accruals as of September 30, 2005 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,282)	—	(14)	(1,296)
Cash activity	(2,263)	—	(400)	(2,663)

Balance at March 31, 2005	11,168	—	548	11,716
Adjustment to accrual	234	—	32	266
Cash activity	(1,797)	—	(200)	(1,997)

Balance at June 30, 2005	9,605	—	380	9,985
Adjustment to accrual	(678)	—	—	(678)
Cash activity	(1,524)		(108)	(1,632)

Balance at September 30, 2005	$7,403	$—	$272	$7,675
Less: Current Portion				(3,423)

Accrued restructuring costs, less current portion				$4,252

Remaining cash expenditures resulting from the restructuring are estimated to be $7.7 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees, or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. The accrual adjustments recorded in the third quarter of 2005 relate to such differences, namely the buyout fees and sublease income of certain vacated properties were more favorable than we had anticipated. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; Brisbane and San Francisco, California; New York City, New York; Waltham and Boston, Massachusetts; Chicago, Illinois; Slough, United Kingdom; and Madrid, Spain. The maximum lease commitment of such vacated properties extends through December 2011.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the individual defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied a motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company’s case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. Even if material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the Court will grant final approval of the settlement. The Company can not predict whether or when a settlement will occur or be finalized. If the settlement is not approved, the Company is unable to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period. The Company believes that this lawsuit is without merit and would continue to defend itself vigorously if the settlement is not approved.

Litigation and Other Claims

We are also subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows.

Leases

The Company leases its office facilities and office equipment under various operating lease agreements having expiration dates through 2011. Rent expense, excluding vacated properties, was $1.2 million and $1.6 million for the three months ended September 30, 2005 and 2004, respectively. Future minimum payments as of September 30, 2005 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2005	$2,248	$180
2006	7,090	822
2007	5,664	923
2008	4,187	755
2009	3,702	606
Thereafter	5,134	101

Total minimum lease payments	$28,025

Total minimum sublease rentals		$3,387

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

NOTE 9 — Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is included as a component of stockholders’ equity and is composed of: (i) net income (loss), (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$1,320	$(10,021)	$17,499	$(40,924)
Foreign currency translation adjustments	137	2,721	810	2,212
Unrealized gain (loss) on investments	11	(137)	(996)	701

Total comprehensive income (loss)	$1,468	$(7,437)	$17,313	$(38,011)

NOTE 10 — Earnings Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture.

Pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share, diluted net income per share has been presented for the three and nine months ended September 30, 2005 and 2004, respectively. The Company excludes stock options, the employee stock purchase plan (“ESPP”), and restricted shares from the calculation of diluted weighted average shares outstanding if the effect of including those shares is antidilutive to earnings per share. There were 559,000 and 1,445,000 stock options, ESPP, and restricted weighted average shares outstanding for the three and nine months ended September 30, 2004, respectively. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$1,320	$(10,021)	$17,499	$(40,924)
Denominator:
Weighted Average Shares Outstanding:
Basic	29,283	28,878	29,102	28,211
Stock options, ESPP, and restricted shares	569	—	590	—

Diluted	29,852	28,878	29,692	28,211

Earnings (loss) per common share:
Basic	$0.05	$(0.35)	$0.60	$(1.45)
Diluted	$0.04	$(0.35)	$0.59	$(1.45)

NOTE 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Accounts payable	$3,288	$2,355
Accrued employee liabilities	13,633	13,916
Accrued restructuring charges	3,422	7,846
Accrued exit and severance costs	1,487	3,761
Accrued other charges	14,022	14,277
Deferred revenue	32,715	33,444
Other current liabilities	6,770	9,351

Total current liabilities	$75,337	$84,950

NOTE 12 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Accrued restructuring charges, net of current portion	$4,252	$7,829
Accrued exit and severance costs, net of current portion	432	2,503
Deferred revenue, less current portion	2,505	3,356

	$7,189	$13,688

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

NOTE 14 — Stockholders’ Equity

Stockholders’ equity consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Common stock	$295	$2,899
Additional paid-in capital	2,753,291	2,747,767
Deferred stock compensation	(562)	(491)
Accumulated other comprehensive income	1,798	1,985
Accumulated deficit	(2,427,843)	(2,445,342)

	$326,979	$306,818

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

Statement 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of Statement 123R for all share-based payments granted after the effective date and based on Statement 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date, or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures. Although we have not yet determined whether the adoption of Statement 123R will result in amounts that are similar to the current pro forma disclosures under Statement 123, we are evaluating the requirements under Statement 123R, including the adoption methods and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share. We expect to continue to grant stock-based compensation to employees.

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

We offer the following solutions:

•	Public Web Site and Brand Management helps customers gain control of their brand Web sites, commercial information publishing and e-commerce initiatives.

•	Employee Intranets optimize productivity by connecting employees with the shared information, applications and tools they need to perform their jobs.

•	Customer Self-Service gives customers a personalized window into their back-office systems to help enhance service and lower support costs.

•	Supplier and Channel Interaction streamlines operations and enhances communications across a diverse trading network of suppliers, partners and distributors.

•	Standardization and Consolidation provides a common platform for customers’ information management and Web application needs.

In addition, we have recently launched the following units that target specific horizontal and vertical applications:

•	Compliance and Governance efficiently manages and reliably reports on adherence to industry and government regulations.

•	Case Management effectively captures and automates manual and paper-intensive business processes such as health and P&C claims, policy underwriting and post-close audits on loan applications so that organizations can realize dramatic efficiencies, reduce cycle times, eliminate errors, automate status updates and cut handling costs.

•	eLearning provides a fast, powerful and cost-effective means to author, contribute, assemble, manage, publish, deliver, and personalize learning applications using a single integrated solution that quickly and easily connects learners to the appropriate content and accelerates readiness and increases their overall performance.

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

	Three Months ended September 30,
	2005	2004
GAAP operating income (loss)	$311	$(10,316)
Plus: Amortization of acquired technology	1,240	2,804
Purchased in-process research and development, acquisition-related and other charges	—	270
Business restructuring charges (benefits)	(778)	39
Amortization of deferred stock compensation	252	15
Amortization of other intangibles	1,279	1,379

Adjusted operating income (loss)	$2,304	$(5,809)

	Three Months ended September 30,
	2005	2004
GAAP net income (loss)	$1,320	$(10,021)
Less: Realized gains of certain equity investments	81	—
Plus: Amortization of acquired technology	1,240	2,804
Purchased in-process research and development, acquisition-related and other charges	—	270
Business restructuring charges (benefits)	(778)	39
Amortization of deferred stock compensation	252	15
Amortization of other intangibles	1,279	1,379

Adjusted net income (loss)	$3,232	$(5,514)

	Nine Months ended September 30,
	2005	2004
GAAP operating income (loss)	$418	$(42,359)
Plus: Amortization of acquired technology	5,013	7,578
Purchased in-process research and development, acquisition-related and other charges	270	7,167
Business restructuring charges (benefits)	(2,889)	8,699
Amortization of deferred stock compensation	567	381
Amortization of other intangibles	3,837	3,574

Adjusted operating income (loss)	$7,216	$(14,960)

	Nine Months ended September 30,
	2005	2004
GAAP net income (loss)	$17,499	$(40,924)
Less: Realized gains of certain equity investments	15,291	—
Plus: Amortization of acquired technology	5,013	7,578
Purchased in-process research and development, acquisition-related and other charges	270	7,167
Business restructuring charges (benefits)	(2,889)	8,699
Amortization of deferred stock compensation	567	381
Amortization of other intangibles	3,837	3,574

Adjusted net income (loss)	$9,006	$(13,525)

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

Overview of Third Quarter Results

Our financial results for the quarter ended September 30, 2005 were within our expectations. Total revenues of approximately $47.2 million were within the expectation of $45.0 million to $48.0 million. Additionally, GAAP EPS of $ 0.04 per diluted common share outstanding exceeded the expectation of $0.02. This was due to two primary factors including lower than expected operating expenses and better than expected other income for the three months ended September 30, 2005.

The expansion and ongoing integration of our suite of products through our Tower Technology acquisition in the first quarter of 2004 added to our software and services capabilities and contributed to an increase in our revenues. Our revenues were also favorably impacted by renewed interest in Enterprise Content Management software and our high levels of customer referenceability. Partially offsetting these positive factors was the continued difficult selling environment for enterprise software applications. In summary, these and other factors caused our revenues, as reported, to increase by $0.2 million over the second quarter of 2005 to $47.2 million. On an as reported basis, our revenues for the nine months ended September 30, 2005 increased by 8% over the same period for 2004. The revenue for the three and nine month periods ended September 30, 2005 and 2004 increased by $4.6 million and $5.5 million, respectively.

More specifically, license revenues of $16.8 million in the third quarter of 2005 were up 37.0% as compared to the third quarter of 2004 or $4.5 million. Maintenance revenues of $18.6 million in the third quarter of 2005 were down 1% from $18.7 million for the third quarter of 2004. Professional services revenues of $11.7 million in the third quarter of 2005 were up 1% from $11.6 million for the third quarter of 2004. International revenue comprised 33 % of total revenue for the quarter ended September 30, 2005. No single customer accounted for more than 10% of our quarterly revenues.

Total expenses, including both cost of revenue and operating expenses, for the third quarter of 2005 were $46.9 million and included $2.0 million for the following charges and benefits: business restructuring benefits, acquisition-related charges, amortization of acquired technology and intangibles and the amortization of deferred stock compensation. Most of these charges relate to our previous acquisitions and to favorable changes in our real estate lease commitments, mostly driven by better than expected outcomes with respect to sublease income. The remaining expenses of $45 million for the third quarter of 2005 were down 7% as compared to 2004 due primarily to our continued focus on cost controls.

The combination of revenue growth and our continued cost control efforts yielded non-GAAP profitability from operations of $2.3 million during the third quarter of 2005, excluding the $2.0 million in net charges described above. This compares to a non-GAAP loss of $5.8 million during the third quarter of 2004.

GAAP net income was $1.3 million, as compared to a net loss of $10.0 million during the third quarter of 2004. Excluding the charges totaling $2.0 million as described above and realized gains for certain equity investments totaling $81 thousand, non-GAAP net income for the third quarter of 2005 was $3.2 million. This compares to a non-GAAP net loss of $5.5 million in the third quarter of 2004.

We generated $1.7 million in cash and short-term investments during the quarter, increasing our total cash and short-term investments balance to approximately $193.7 million as of September 30, 2005. We have no debt outstanding.

Our headcount at September 30, 2005 was approximately 735, an increase of 1% from 730 at December 31, 2004 and a decrease of 16% from 875 at September 30, 2004. The decrease from September 30, 2004 was substantially the result of our business restructuring efforts.

Forward-looking Information

During our third quarter 2005 financial results conference call on October 20, 2005, we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended December 31, 2005.

For the fourth quarter of 2005, we expect total revenue of approximately $47.5 million to $51.5 million, with license revenue accounting for approximately 38% to 41% of total revenue and services accounting for the remainder of revenue.

We expect a non-GAAP gross margin of approximately 69% to 71%, depending on the mix of business in the quarter.

Range for quarter ended December 31, 2005
(in millions)
Total Revenue	$47.5 - $51.5
GAAP gross profit	$31.5 - $35.3
Less:
Amortization of acquired technology	(1.3) - (1.3)
Non- GAAP gross profit	$32.8 - $36.6
Non- GAAP gross margin	69% - 71%

In terms of operating expenses, we expect R&D to be approximately 18% of revenue, sales and marketing to be approximately 36% to 38% of revenue, and G&A to be approximately 9% to 10% of revenue.

In summary, we expect non-GAAP net income of approximately $3.5 to $5.3 million, resulting in non-GAAP EPS in the range of $0.12 to $0.18 per share, assuming 30.0 million diluted shares outstanding. The per share data and information is on a post-split basis after the one-for-ten reverse stock split.

These non-GAAP results are before charges of $1.3 million related to the amortization of acquired technology, $0.3 million related to the amortization of deferred stock compensation, and $1.3 million related to the amortization of intangible assets. We expect total charges of approximately $2.9 million in the fourth quarter of 2005. With these charges, we expect a GAAP EPS of $0.02 to $0.08 per share, assuming 30.0 million diluted shares outstanding.

Range for quarter ended December 31, 2005
(in millions)
GAAP net (loss) income	$0.6 - $2.4
Less:
Amortization of acquired technology	1.3 - 1.3
Amortization of deferred stock compensation	0.3 - 0.3
Amortization of intangible assets	1.3 - 1.3

Adjusted net income	$3.5 - $5.3
Diluted shares outstanding	30.0 - 30.0
Non-GAAP Diluted EPS	$0.12 - $0.18

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

Where software licenses are sold with maintenance or other services, we allocate the total fee to the various elements based on the fair values of each element in the arrangement. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate. If we do not have VSOE for license elements of an arrangement, but do have VSOE for all undelivered elements, we use the residual method to record revenue. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value; the remaining arrangement fee, including any discount, is allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount.

Revenue allocated to product license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred and collection of a fixed or determinable fee is probable. We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable, and such amounts are recognized as revenue as they become due. If collectibility is not considered probable, revenue is recognized when the fee is collected. For software arrangements where we are obligated to perform professional services for implementation of the product, we evaluate whether delivery has occurred upon shipment of software or upon completion of services and if the customer payment is probable. This evaluation is made based on various factors such as the nature of the services work, order type (e.g. initial vs. follow-on), customer’s payment history, etc. In the instances where delivery is deemed not to have occurred upon shipment based on the aforementioned factors, license revenue is taken when we have no significant remaining obligations with regard to the implementation.

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

Goodwill and identifiable intangible assets. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. There was no impairment charge related to goodwill or other intangible assets during the three and nine months ended September 30, 2005 or 2004.

Accounting Reclassification

Certain reclassifications have been made to conform prior period financial information to the current presentation. These reclassifications had no effect on reported net income (losses). The Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 include the reclassification of auction rate securities from cash and cash equivalents to short-term investments in order to comply with Statement of Accounting Standards No. 95. As a result of this reclassification, cash and cash equivalents for the nine months ended September 30, 2004 decreased by $87.2 million while short-term investments increased by the same amount. The impact to the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 was to increase the cash provided by investing activities by $45.1 million to $33.8 million and increase the net change in cash and cash equivalents from a decline of $31.7 million to an increase of $13.4 million. The reclassification had no impact on the Company’s results of operations, net current assets, or its overall financial position .

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product license	36%	29%	36%	34%
Services	64	71	64	66

Total revenue	100	100	100	100
Cost of revenue:
Product license	1	2	2	3
Amortization of acquired technology	3	7	4	6
Services	31	32	29	30

Total cost of revenue	35	41	35	39

Gross profit	65	59	65	61
Operating expenses:
Research and development	17	25	18	24
Sales and marketing	36	44	36	44
General and administrative	10	10	10	11
Purchased in-process research and development, acquisition-related and other charges	—	1	—	5
Business restructuring charges (gain)	(2)	—	(2)	7
Amortization of deferred stock compensation	—	—	—	—
Amortization of intangibles	3	3	3	3

Total operating expenses	64	83	65	94

Income (loss) from operations	1	(24)	—	(33)
Other income (expense), net	3	1	14	2

Income (loss) before provision for income taxes	4	(23)	14	(31)
Provision for income taxes	1	1	1	1

Net income (loss)	3%	(24)%	13%	(32)%

Comparison of the three months and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004 (in thousands, unless otherwise noted)

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	fluctuation	2005	2004	fluctuation
Product license	$16,822	$12,313	37%	$50,262	$43,843	15%
Services revenue:
Maintenance and support	18,612	18,716	(1)%	56,562	52,811	7%
Professional services	11,742	11,585	1%	32,987	32,452	2%

Total services revenue	30,354	30,301	—	89,549	85,263	5%

Total revenue	$47,176	$42,614	11%	$139,811	$129,106	8%

There was an increase in revenue of $4.6 million or 11% for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. The change in revenue is driven primarily from product license revenue as the Company continues to integrate the products from the Tower Technology acquisition.

Product license. Product license revenue increased 37% during the three months ended September 30, 2005 primarily due to sales of document management products acquired in our March 2004 acquisition

Services. Services revenue is stable for three months ended September 30, 2005 as compared to the same period last year. There was a decrease in maintenance and support offset by an increase in professional services revenue.

During the comparative three months ended September 30, 2005 and 2004, no single customer accounted for more than 10% of our total revenues. International revenue was $15.4 million and $16.4 million, or 33% and 38% of total revenues in the three months ended September 30, 2005 and 2004, respectively. International revenue was $53.2 million and $46.7 million, or 38% and 36% of total revenues in the nine months ended September 30, 2005 and 2004, respectively

Cost of Revenue

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing professional and maintenance services.

Cost of revenue amounts and percentages are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	fluctuation	2005	2004	fluctuation
Product license	$706	$939	(25)%	$2,383	$3,685	(35)%
Amortization of acquired technology	1,240	2,804	(56)%	5,013	7,578	(34)%
Maintenance and support	3,341	3,747	(11)%	9,915	9,908	—
Professional services	11,055	9,871	12%	31,013	28,414	9%

Total cost of services revenue	14,396	13,618	6%	40,928	38,322	7%

Total cost of revenue	16,342	17,361	(6)%	48,324	49,585	(3)%

Gross profit	$30,834	$25,253	22%	$91,487	$79,521	15%

As a percent of sales, gross profit represented 65% and 59% for the three months ended September 30, 2005 and September 30, 2004, respectively. For the nine months ended September 30, 2005 and September 30, 2004, gross profit represented 65% and 62%, respectively. The increase in gross profit in relation to relatively stable sales for the three and nine month periods ended September 30, 2005 and 2004 is due to both lower amortization costs of acquired technology and lower product license costs. The decrease in amortization costs is due to the natural run-out of the acquired technology intangible assets discussed in Note 4 to the condensed consolidated financial statements. The lower cost of revenue for product license is due to lower negotiated royalty license fees and product mix.

Operating expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	fluctuation	2005	2004	fluctuation
Research and development	$7,944	$10,860	(27)%	$25,158	$31,309	(20)%
Sales and marketing	17,178	18,553	(7)%	49,650	57,036	(13)%
General and administrative	4,648	4,453	4%	14,476	13,714	6%
Purchased in-process research and development, acquisition- related and other charges	—	270	(100)%	270	7,167	(96)%
Business restructuring charges (gain)	(778)	39	(2,095)%	(2,889)	8,699	(133)%
Amortization of deferred stock compensation	252	15	1,580%	567	381	49%
Amortization of intangible assets	1,279	1,379	(7)%	3,837	3,574	7%

Total operating expenses	$30,523	$35,569	(14)%	$91,069	$121,880	(25)%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 27% in the three months ended September 30, 2005 and 20% for the nine months ended September 30, 2005 relative to the same periods in 2004. The quarter-over-quarter decrease relates primarily to our restructuring efforts via reduced engineering headcount, lower facilities expenses and other cost-saving measures such as the consolidation of product development facilities and the transition of more of these activities to an offshore operations model. We continue to believe that continued investment in research and development is critical to attaining our strategic objectives. We, therefore, expect to devote resources to our product development efforts. We have balanced our significant research and development investments with cost-saving measures, including the restructuring, or consolidation of product development facilities and the potential transition of a number of these positions overseas to labor markets with lower cost structures.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses decreased 7% in the three months ended September 30, 2005 and 13% for the nine months ended September 30, 2005. The decrease for the three months ended September 30, 2005 compared to the same period in 2004 is attributable to reduced bad debt charges and lower marketing and headcount costs resulting from restructuring and budget cuts. The decrease for the nine months ended September 30, 2005 compared to the same period in 2004 is attributable to reduced bad debt charges and lower marketing and headcount costs resulting from restructuring and budget cuts. We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period due to the timing of new product releases and entry into new market areas, investment in marketing efforts and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses increased 4% and 6% for the three and nine months ended September 30, 2005. The increase for the three and nine months ended September 30, 2005 is due primarily to increased costs associated with the growth of our business and increased costs of meeting regulatory reporting requirements. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on regulatory requirements, legal proceedings and fees paid to outside professional service providers, particularly related to Sarbanes-Oxley compliance activities.

Purchased in-process research and development, acquisition-related and other charges. Acquisition-related and other charges include costs incurred for employees and consultants and relate to product integration and cross training, other employee-related charges and contingent compensation arrangements. The following table presents acquisition-related and other charges for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Purchased in-process research and development	$—	$—	$—	$4,800
Cross-training, product integration and other	—	270	—	1,560
Other employee-related charges	—	—	—	807
Contingent compensation	—	—	270	—

	$—	$270	$270	$7,167

Included in the acquired net assets of Tower Technology Pty Limited was purchased in-process research and development (“IPR&D”) efforts that we intended to substantially rework before integrating into our products (in thousands):

Acquired Company	Acquired IPR&D – Project Description	Estimated Fair Value	Current Status at September 30, 2005
Tower Technology Pty Limited (2004)	Tower IDM 20.0™— Collaborative document management functionality with process automation solutions and decentralization of configuration. Tower Seraph 4.4™— provides document review workflows, case management and Section 508 compliance of configuration.	$4,800	Application from this project is being reworked and is expected to be integrated into our product line within 7 months.

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

Business restructuring charges. In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003 and 2004, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals as of September 30, 2005 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872

Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164

Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675

Adjustment to accrual	(1,282)	—	(14)	(1,296)
Cash activity	(2,263)	—	(400)	(2,663)

Balance at March 31, 2005	11,168	—	548	11,716

Adjustment to accrual	234	—	32	266
Cash activity	(1,797)	—	(200)	(1,997)

Balance at June 30, 2005	9,605	—	380	9,985

Adjustment to accrual	(678)	—	—	(678)
Cash Activity	(1,524)		(108)	(1,632)

Balance at September 30, 2005	$7,403	$—	$272	$7,675
Less: current portion				(3,423)

Accrued restructuring costs, less current portion				$4,252

Remaining cash expenditures resulting from the restructuring are estimated to be $7.7 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cost of revenue – services	$—	$(96)	$—	$—
Research and development	10	—	4	(49)
Sales and marketing	41	—	67	(48)
General and administrative	201	111	496	478

	$252	$15	$567	381

Amortization of intangible assets. Amortization of intangible assets includes amortization of customer relationships and non-compete contracts. Intangible amortization expense decreased 7% for the three and nine months ended September 30, 2005 (excluding amortization expenses related to deferred stock compensation and acquired technology). The decrease in the three and nine month period ending September 30, 2005 is due to the declining unamortized cost of the assets assumed in the Tower Technology acquisition in March 2004. Amortization expense is recorded ratably over the estimated useful lives of the intangible assets, which range from two to nine years.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, recognized investment gains and losses as well as foreign exchange gains and losses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	fluctuation	2005	2004	fluctuation
Interest Income and other, net	$1,470	$686	114%	$3,619	$2,321	56%
Gain on sale of equity investments	$81	$—	N/A	$15,291	$—	N/A

Other income increased in the three and nine month period ended September 30, 2005 due to an increase in interest income and gain on sales of equity investments. The increase in interest income was as a result of the Company’s increased cash and short term investment position and the increasing yields on invested funds. The gain on the sale of equity investments was due to the sale of equity securities in privately held technology companies. The largest of which was the sale of Shopzilla for approxim99999ately $600 million to EW Scripps Company. The Company owned approximately 2% of Shopzilla and recognized a gain of approximately $13.0 million. The Company had no carrying cost in the asset at the time of the sale due to previous impairment charges.

At September 30, 2005, our unrestricted, long-term strategic investments totaled $1.3 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	fluctuation	2005	2004	fluctuation
Provision for income taxes	$542	$391	39%	$1,829	$886	106%

The provision for income taxes increased in both the three and nine months ended September 30, 2005, due to increased income taxes related to foreign subsidiaries. We have provided a full valuation allowance on our net deferred tax assets, which includes net operating loss, capital loss and research tax credit carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement 109”), involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets.

We have not used an effective tax rate to forecast our income taxes for interim periods due to difficulty in forecasting taxable profits of our foreign subsidiaries primarily as a result of unpredictable product mix. As a result, we expect volatility in our tax rate on a quarterly basis.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	September 30, 2005	December 31, 2004
Cash and cash equivalents	$118,233	$63,781
Short-term investments	$75,499	$100,582
Working capital	$157,528	$126,406
Current ratio	3.1:1	2.5:1
Days of sales outstanding – for the quarter ended	57	77

At September 30, 2005, we had $193.7 million in cash, cash equivalents and short-term investments and no debt. We generally invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale.

Net cash provided by operating activities was $11.5 million and net cash used by operating activities was $23.0 million during the nine months of 2005 and 2004, respectively. The increase in cash inflows was due to the increase in net profits, excluding non-cash charges.

Net cash provided by investing activities was $40.4 million during the first nine months of 2005, compared to $33.8 million during the first nine months of 2004. The increase of investing inflows is due to several factors. In the first nine months of 2005, the Company realized cash from the maturity of short term investments net of purchases of $25.1 million which was invested in other interest bearing accounts or investments to take advantage of rising interest rates. In addition, in the first nine months of 2005 the Company sold strategic equity investments in privately held technology companies that yielded $15.6 million. In the first nine months of 2004 the investing inflows were due primarily to the maturity of short term investments offset by the purchase of Tower Technology in the first quarter of 2004.

Net cash provided by financing activities was $2.3 million and $2.9 million during the first nine months of 2005 and 2004, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of our common stock through our employee stock purchase plan.

Our long-term investments are classified as available-for-sale and consist of a limited partnership interest in a technology incubator, cash collateral pledged for certain lease and tax obligations. At September 30, 2005, long-term investments totaled $8.5 million, compared to $12.4 million at December 31, 2004. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At September 30, 2005 and December 31, 2004, we had pledged $7.1 million and $9.8 million, respectively, as cash collateral for certain lease and tax obligations. These investments will remain restricted to the extent that the security requirements exist.

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

Leases

Leases. Future minimum payments as of September 30, 2005 under our lease obligations, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2005	$2,248	$180
2006	7,090	822
2007	5,664	923
2008	4,187	755
2009	3,702	606
Thereafter	5,134	101

Total minimum lease payments	$28,025

Total minimum sublease rentals		$3,387

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

Risks Related to Our Business

We Have Returned to Profitability but May Not be Able to Sustain Consistent Profitability

Although we recorded a profit in the first nine months of 2005, we cannot be certain that we will generate sufficient revenues to maintain profitability. If we do maintain profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. To achieve and sustain profitable operations and positive cash flows, we must increase our license and support services revenues. If our revenues do not grow at a rate greater than expenses required to fund our continuing operations, we will not be able to maintain the profitability recorded in the first nine months of 2005, which could cause the price of our common stock to decline.

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

We recorded 33%, of our total revenue for the three months ended September 30, 2005 and 38% for the nine months ended September 30, 2005 through licenses and services sold to customers located outside the United States (international revenue). We recorded international revenue of 38% and 26% for the years ended December 31, 2004 and 2003, respectively. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

At September 30, 2005, our cash and cash equivalents consisted primarily of commercial paper. Our short-term investments will mature in less than one year from September 30, 2005 and were invested in corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. These securities are classified as available-for-sale and are recorded at their estimated fair value.

Long-term investments. We have historically invested in emerging technology companies considered strategic to our software business. The Company made the decision to liquidate most of its investments in emerging technology companies during the first nine months of 2005. At September 30, 2005, long-term investments consisted of a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. Our investments in redeemable convertible preferred stock in privately-held technology companies were fully impaired as of September 30, 2002. Fair values were based on quoted market prices where available. If quoted market prices were not available, we use a composite of quoted market prices of companies that are comparable in size and industry classification to our portfolio. We classify our long-term investments as available-for-sale. In addition to strategic investments, we held $7.1 million and $9.8 million in restricted investments at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and an income tax deposit in Spain. These investments will remain restricted to the extent that the security requirements exist. All restricted investments mature in 2005 and the average yield of these investments is approximately 2.99%.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied a motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company’s case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the individual defendants, the plaintiff class and the vast majority of the other issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. Even if material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the

Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the Court will grant final approval of the settlement. The Company can not predict whether or when a settlement will occur or be finalized. If the settlement is not approved, the Company is unable to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period. The Company believes that this lawsuit is without merit and would continue to defend itself vigorously if the settlement is not approved.

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

VIGNETTE CORPORATION

Date: November 8, 2005	/s/ CHARLES W. SANSBURY
Charles W. Sansbury
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)