Form 10-K
period 2005-12-31
VIGNETTE CORP
filed 2006-03-15
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.01 par value

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $327,698,775.

As of February 28, 2006, 29,743,727 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held May 26, 2006 are incorporated by reference in Part III of this Annual Report on Form 10-K.

VIGNETTE CORPORATION

ANNUAL REPORT ON FORM 10–K

For the year ended December 31, 2005

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

The Web evolved as an important tool for helping companies run their businesses more efficiently, and we responded by aligning our business strategy and product development efforts with this trend. In February 2000, we acquired DataSage, Inc., a leading provider of Web-based analytics and personalization software and in July 2000, we acquired OnDisplay, Inc., a leading provider of software for integrating business information and applications within an enterprise. The combination of our Web content management technology with the integration technology from the OnDisplay, Inc. acquisition and the analytics technology from the Datasage, Inc. acquisition enabled us to offer an industry-leading suite of technology, introduced in September 2001 as Vignette V6, for optimizing the management and use of Web content across an organization to deliver powerful Web-based applications. In 2002, we acquired assets of Revenio, that provided Vignette with dialog, which serves as a script for a compelling, personalized customer experience that unfolds for each individual.

The downturn in IT spending, generally, and the precipitous decline in spending for enterprise software, specifically, had a severe impact on our business from 2001 to 2003. Customers and prospects reduced their focus on broad Web-based initiatives and, as a result, our revenue declined dramatically. In the latter part of 2003 and in 2004 we began to see some stabilization in our served markets, and saw the interest in delivering critical business information via the Web as increasing. In 2005, we saw companies focused on growth and customer service. Companies expanded their focus from managing and leveraging

Web content to contemplating the capture, management, sharing and delivery of all types of enterprise content including documents, records, audio, video, e-mail and other forms of information. IDC estimates that the Enterprise Content Management (ECM) market is growing at 14% compound growth rate and will exceed $4.1 billion by 2009. IDC estimates the Portal market is growing at 14% compound growth rate to $1.8 billion in 2009. IDC also estimates team collaborative applications represent a compound annual growth rate of 8.4%. (IDC Content Management includes content management, electronic records management, imaging, archiving, document management, digital or media asset management and Web content management).

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

Overview

We believe we are well positioned to help companies integrate the management and delivery of information to drive revenue growth, operating efficiencies, and improved customer service. Our Web content management, collaboration, document and records management, portal and imaging and workflow technologies give organizations the capability to provide a personalized Web experience; integrate systems and information from inside and outside the organization; manage the lifecycle of enterprise information; and collaborate by supporting ad-hoc and process-based information sharing. Together, our products and expertise help companies harness the power of their information and the Web to deliver measurable improvements in business efficiency.

Web content management capabilities can manage how information is stored and can deliver it in the context of how it will be consumed. Collaboration capabilities provide a complete online environment for distributed networks of information workers while maintaining a group memory of intellectual property and work products. Our records and document capabilities enable capture, processing and archiving of virtually all types of information. Our portal helps organizations create, manage, personalize and deliver integrated composite applications that create a consistent user interface to Vignette content and document management products and other corporate repositories and applications. Our integration capability allows organizations to leverage content and processes from virtually any source or enterprise application and deploy objects for use with other applications. Interaction management helps improve communications with customers, prospects, employees and partners through ongoing dialogs that help respond to changing needs. Our imaging and workflow capabilities scan and index high volumes of images in a centralized or distributed production and automate business processes that move information and content through business workflows.

To meet the information technology needs of organizations of all sizes, our capabilities are developed using open technology standards. Our capabilities accelerate the time for organizations to recognize value by reaching new markets more quickly, and delivering software applications faster by using a set of comprehensive application services provided on a consistent standards-based platform. Our capabilities are adaptable, allowing organizations to configure the business solutions to meet their unique requirements.

Our products and capabilities are supported by our professional services organization, Vignette Professional Services™ (“VPS™”). VPS™ offers pre-packaged and custom services, along with documented best practices, to help organizations define their online business objectives and deploy their content management, portal, process, collaboration, integration and analysis applications. Our education, consulting and customer care teams give customers the benefit of our experience gained from thousands of customer implementations. We partner with a number of leading system integrators such as Accenture, Deloitte Consulting, BearingPoint, and Tata Consulting Services to implement our software for their clients. In many cases, we work in blended teams to jointly implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as BEA Systems, Hewlett Packard, and Sun Microsystems.

In 2005, Vignette leveraged its ECM capabilities and added a solution focused on healthcare. The Vignette Healthcare ProFiciency Patient Record solution applies document management technology to patient records and healthcare administration applications. Clinicians are empowered to electronically access all patient encounter documents with clinical orders and results through the electronic medical record (EMR) system. Accounting and Billing can expedite claims processing with prescribed workflows. HIPAA regulations are satisfied through extensive security and functional audit trails. The Vignette Healthcare ProFiciency Patient Record solution helps reduce storage and retrieval costs, increases accessibility to the “complete” EMR to mitigate medical errors, respect patient privacy, and improve patient service.

Products

Our Web content management, collaboration, document and records management, imaging and workflow, portal, integration and interaction management products form the complete suite of enterprise content management solutions that enable organizations to rapidly build, manage and deploy information-based applications. Our solutions help our customers:

•	Increase their return on investment through the cost benefits of an integrated solution from a single vendor;

•	Derive value from our unique ability to use and manage information where it is currently stored, regardless of format and repository;

•	Automate important document-based processes such as claims processing, medical records, and loan origination that drive business efficiencies and deliver measurable returns on investment.

•	Create an information architecture for compliance initiatives by managing processes, creating organizational visibility, archiving information with appropriate access and creating and disposing of records.

•	Unify the management of applications, information and processes across the enterprise through integration with current business applications; and

•	Lower the cost of ownership by leveraging implemented infrastructures and accepted market standards.

We help organizations combine a comprehensive understanding of content assets across the business with Web applications that actively manage and deliver the right information and processes to the right person at the right time, regardless of source.

To address the particular requirements of our customers, we deliver our products in various suites: Vignette ECM Suite and a suite that includes Vignette Portal, Content Management and Collaboration. Additionally, we allow organizations the flexibility to purchase products individually. Our produce offerings are grouped into seven application services categories: Web content management, collaboration, document and records management, portal, integration, interaction management and imaging and workflow. Organizations may purchase products individually from these seven categories or pre-bundled into suites that meet their specific needs. Following is a listing of our product offerings.

Web Content Management includes library services, content type modeling, workflow, taxonomy, and search.

•Vignette Content Management manages content, sites, content types and objects and the deployment and delivery of content. It also functions as a task inbox and workflow manager and includes a roles-based management console and essential library services. The Vignette Command Center, the core of Vignette Content Management, is an intuitive and configurable roles-based management console that enables business and technical users to manage virtually all of their content management objectives through one interface. Once integrated with business processes, users can share knowledge and collaborate on virtually any tasks, using e-mail, desktop applications and Web-based workspaces. We also offer a variety of additional specialized products to enhance Vignette Content Management.

Collaboration enhances the capability of sharing knowledge for teams using workspaces.

•Vignette Collaboration is an enterprise solution for business users to create workspaces, where teams can share, capture and search information. Vignette Collaboration provides secure online workspaces where extended business teams can work together more effectively. This helps organizations to reduce the risk of knowledge being lost and improves business relationships.

•Vignette Project Delivery provides online workspaces where extended project teams can work together to better serve and collaborate with key project teams. This solution offers out-of–the-box templates for project collaboration and can capture project assets, expertise and best practices. Using Vignette Project Delivery can help organizations increase the speed and repeatability of their projects and can help improve the productivity of internal teams.

•Vignette Strategic Account Management is an enterprise solution for business users to create account workspaces and allows account teams to better serve key accounts by effectively capturing, sharing, and searching account-related information and knowledge. This allows organizations to reduce the account team communication cycles and captures valuable account communication, allowing organizations to improve customer satisfaction, and productivity of internal teamwork while reducing the costs of account management.

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

•Vignette Records & Documents™ is an enterprise document and records management solution that manages fixed assets, automates document based workflows, manages casework through a process, and implements important archival and disposition of records. Vignette Records & Documents facilitates risk and compliance management, and implements important document management capabilities including metadata search, QBE, indexed full text search, check in/out and ACL security .

•Vignette WebCapture™ is a secure Web transaction capture and playback risk management solution that archives transactions on a customer’s site and creates a permanent record of them for dispute resolution.

Imaging and workflow allows a user to scan and index high volume imaging and workflow that promotes faster, more cost-efficient processing, access security, as well as personalized delivery of electronic information.

•Vignette IDM™ is an integrated document management, archive and retrieval solution addressing document capture, production imaging supporting forms OCR/ICR, high-performance image viewing, printing, and storage management; business process automation and workflow supporting case management, BPM and Web services; output report management for capturing, mining, linking, distribution, and statement presentment; and COLD storage and records management supporting electronic and physical records, retention management, e-mail archiving and regulatory compliance.

Portal provides both a highly functional portal framework and a user-friendly development environment for assembling portlets.

•Vignette Portal is an adaptable, scalable, open-portal solution that enables organizations to rapidly build and deliver highly customizable applications for their organization across audiences such as employees, partners and customers. We also offer a variety of additional specialized products to enhance our portal.

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

•Vignette Business Integration Studio is a graphical application integration environment for collecting and integrating content and applications from a wide selection of sources with minimal coding. Vignette Business Integration Studio allows users to readily and dynamically map content from disparate schemas, remote repositories and applications to an aggregated destination. We offer over fifty pre-built application and technology adapters that can be used by Vignette Business Integration Studio to integrate with enterprise, desktop, database and proprietary content sources existing throughout an enterprise. Adapters are plug-ins to Vignette Business Integration Studio that provide prepackaged integration capabilities to common technology applications.

Interaction Management helps improve communications with stakeholders such as customers, prospects, employees and partners. It requires having ongoing dialogs with these stakeholders over a period of time. Ongoing dialogs help you learn about, adapt to, and respond to stakeholders’ changing needs and preferences so that you can lead your stakeholders toward a desired outcome.

•Vignette Dialog delivers highly personalized content to the intended recipients at the designated time through online and offline touch points. A simple, graphical environment allows business users to create planned, multi-step conversations that can be triggered by virtually any type of event, including Web site registration, completion of a purchase, event attendance or a customer service call.

Open Architecture

We have built an open and comprehensive platform and provide support for major industry standard platforms, including both Java 2 Enterprise Edition (J2EE™) and Microsoft .NET. Our applications support various combinations of operating systems, directory servers, Web servers, application servers and databases. We refer to this combination of operating systems, directory servers, Web servers, application servers and databases as our supported platform matrix. A representative, but not exhaustive, list of supported platforms includes Sun Solaris, IBM AIX and Microsoft Windows operating systems, IBM and SunOne Directory Servers, Microsoft and IBM Web servers, IBM WebSphere and BEA WebLogic application servers and Oracle, IBM DB2 and Microsoft SQLServer databases. Representative presentation layer support includes Vignette Portal’s own Web delivery framework as well as JavaServer Pages (JSP), ActiveServer Pages (ASP) and XML with style sheets. Our open architecture permits easy integration and use of third-party development environments, layout and design tools, authoring tools and systems management environments.

Services

We provide services to help define online business objectives and to develop and deliver products and solutions. Our consulting, education and customer care services are based on best practices, methodologies and tools developed from experience. Our services are designed to reduce time to deployment, mitigate risk and achieve greater return on our customers’ software investment.

Vignette Professional Services (VPS™) offers consulting and education services to help customers identify their strategic application objectives, design content, portal, process, collaboration, integration and analysis applications and deliver solutions using our products. Our services center on the Vignette Solution Methodology. This established framework allows customers and partners to leverage best practices to plan, build and maintain portal, content, integration, collaboration, process, and analysis solutions. VPS™ provides services that are tailored to the individual customer through either “Velocity Services,” a set of packaged service offerings, or customized services. VPS™ also partners with consulting partners to provide best-of- class services needed to create enterprise content management applications designed to meet customers’ business objectives. VPS generally sells their services under time-and-materials agreements.

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

Strategy

Our objective is to maintain and extend our leadership position as a global provider of enterprise content management applications. Our solutions enable organizations to harness the power of information and the Web to deliver measurable improvements in business efficiency. We will continue to focus on delivering sustained revenue and profitable growth, expanding our customer base of global 2000 organizations, extending our technology leadership through investment in research and development, expanding our global sales capabilities and building upon our strategic alliances with leading companies.

Strategic Alliances

We establish strategic alliances to assist us in the marketing, selling, distribution, and development of our enterprise content management applications and solutions. This approach is intended to increase the number of qualified personnel available to perform application design and development services for our customers, and to provide additional marketing and technical expertise, and increased channels of distribution in certain vertical industry segments. In addition, our focus on vertical and horizontal solution offerings increases the importance of our relationships with technology partners, strategic consulting partners and other channels of distribution to the market.

We have established partnerships to offer solutions based on our technology offerings and have extended our sales and implementation services reach with leading systems integrators such as Accenture, Deloitte Consulting, BearingPoint, and Tata Consulting Services. We have also established strategic alliances with technology leaders such as BEA Systems, Hewlett-Packard, and Sun Microsystems.

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

In connection with each of our acquisitions, we incurred one-time acquisition costs and integration-related charges. Such charges relate to product integration, cross-training of employees, and other merger-related items. In four of our acquisitions, a portion of the purchase price was allocated to in-process research and development and was expensed upon the consummation of the respective transaction. These related acquisition, integration and in-process research and development charges totaled approximately $0.3 million, $7.6 million, and $4.3 million during 2005, 2004, and 2003, respectively.

Customers

As of December 31, 2005, we had served over 1,700 end-user customers. Our customer list includes successful organizations in the entertainment, financial services, government, healthcare, high technology, higher education, life sciences, manufacturing, new media and publishing, retail, telecom and travel industries.

Competition

The market for our products is intensely competitive, subject to rapid technological change and is significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. We have three primary sources of competition: in-house development efforts by potential customers or partners; other vendors of software that directly address enterprise content management solutions; and developers of point solution software that address only certain technology components of the solution set that we provide (e.g., Web content management, collaboration, document and records management, portal, integration, interaction management and imaging and workflow.

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

Research and development expenditures, excluding acquired in-process research and development charges, for 2005, 2004 and 2003 were approximately $33.2 million, $40.2 million, and $39.9 million respectively. We expect that we will continue to commit significant resources to research and development in the future. Substantially all of our research and development costs have been expensed as incurred.

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

Sales and Marketing

We market our products primarily through our direct sales force as well as through indirect sales channel with systems integrators, value-added resellers and original equipment manufacturers. We generate leads from a variety of sources, including businesses seeking partners to develop enterprise content management applications. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. As of December 31, 2005, the direct sales force consisted of 187 sales executives and related support personnel.

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

Proprietary Rights and Licensing

Our success and ability to compete is dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently own twelve (12) patents and have a number of patent applications pending in the United States. We have seventeen (17) registered trademarks in the United States, two (2) pending trademark applications in the United States, seventy-two (72) registered trademarks in foreign countries, and seventeen (17) pending trademark applications in foreign countries. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink-wrap” agreements, which impose certain restrictions on the licensee’s ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

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

To date, we have not been notified of any material infringement by our products of the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that developers of commercial software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. See “Risk Factors that May Affect Future Results—Risks Related to Our Business—Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property from Infringement or a Claim of Infringement.”

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

Employees

As of December 31, 2005, we had 738 employees, including 130 in research and development, 227 in sales and marketing, 289 in professional services and customer support, and 92 in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our professional services, product development, sales, marketing and finance organizations. We also outsource certain development, including product development and quality assurance. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 1A. RISK FACTORS

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

Risks Related to Our Business

We Have Returned to Profitability but May not be Able to Sustain Consistent Profitability

Although we recorded a profit in fiscal year 2005, we cannot be certain that we will generate sufficient revenues to maintain profitability. If we do maintain profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. To achieve and sustain profitable operations and positive cash flows, we must increase our license and support services revenues. If our revenues do not grow at a rate greater than expenses required to fund our continuing operations, we will not be able to maintain the profitability recorded in fiscal year 2005, which could cause the price of our common stock to decline.

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

We Use a Third-Party Service Provider in India for a Significant Portion of Our Research and Development Operations and, If We Are Unable to Manage Our Outsourcing Relationship or if We Are Unable to Use Such a Provider, Our Business Could Be Adversely Affected

We are currently using a third-party service provider in India to supply approximately half of our research and development operations. As other software companies have done and are continuing to do, we may continue to allocate more development and IT resources to Indian third parties, and we may expand our own operational capabilities in India, with the expectation of achieving significant efficiencies including reduced operational costs and an around-the-clock development cycle. If we are unable to successfully manage our relationship with the third-party service provider, we will not be able to achieve such efficiencies and our business operations could be harmed.

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

We recorded 39% and 38% of our total revenue for the years ended December 31, 2005 and 2004, respectively, through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

We Must Succeed in the Portal, Collaboration and Content Management Market as Well as the Enterprise Content Management and the Document and Records Management Markets if We Are to Realize the Expected Benefits of our product Strategy and Business Combinations.

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

Our success in these new markets will depend on several factors, many of which are outside our control including:

•	continued growth of the portal, collaboration and content management market;

•	continued growth of the enterprise content management and document and records management markets;

•	deployment of the combined company’s products by enterprises; and

•	barriers to entry for the emergence of substitute technologies and products.

If we are unable to succeed in these markets, our business may be harmed and we may be prevented from realizing the anticipated benefits of our business strategy and our acquisitions.

Acquisitions, Including Our Acquisition of Tower TechnologyCould Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

The Company will continue to consider strategic acquisitions. We may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Failure to successfully integrate acquisitions could seriously harm our business. Also, our existing stockholders would experience dilution if we financed subsequent acquisitions by issuing equity securities. We completed our acquisition of Tower Technology in March 2004. Failure to successfully address the risks associated with this acquisition could harm our ability to fully integrate and market products based on the acquired technology. We may discover liabilities and risks associated with this acquisition that were not discovered in our due diligence prior to signing the respective definitive merger agreements. Although, in each acquisition, a portion of the purchase price was placed in escrow to cover such liabilities, it is possible that the actual amounts required to cover such liabilities will exceed the escrow amount.

The Market Price of Our Common Stock May Decline as a Result of Future Acquisitions

The market price of our common stock could decline as a result of future acquisitions, based on the occurrence of a number of events, including:

•	the failure to successfully integrate products;

•	delays or failure in the integration of technology;

•	the belief that we have not realized the perceived benefits of the acquisitions in a timely manner or at all;

•	the issuance of our shares to the acquired company’s shareholders; and

•	the potential negative effect of the acquisition on our operating results, including the impact of amortization of intangible assets, other than goodwill, created by the acquisition and claims that are not covered by the escrow provisions.

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

Our Ability to Use Net Operating Losses to Offset Future Taxable Income may be Subject to Certain Limitations.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) to offset future taxable income. A substantial portion of our existing NOLs and tax credits relate to companies that we have acquired and may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs and tax credits of companies that we may acquire in the future may be subject to limitations. Our existing NOLs and tax credits may be subject to limitations arising from previous ownership changes, and future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code, potentially further limiting our ability to utilize our NOLs and tax credits. For these reasons, we may not be able to utilize a material portion of the NOLs and tax credits disclosed in our financial statements to offset future income. This may result in a substantial increase to income tax expense in future periods.

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

Our Future Revenue is Dependent Upon Our Ability to Successfully Market Our Existing and Future Products

We expect that our future financial performance will depend significantly on revenue from existing and future software products and the related tools that we plan to develop. There are significant risks inherent in a product introduction, such as our Vignette V7 software products. Market acceptance of these and future products will depend on continued market development for Web applications and services and the continued commercial adoption of Vignette V7. We cannot be certain that either will occur. We cannot be certain that our existing or future products will meet customer performance needs or expectations when released or that they will be free of significant software defects or bugs. If our products do not meet customer needs or expectations, for whatever reason, upgrading or enhancing the product could be costly and time-consuming.

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

Historically, services costs related to professional services have frequently exceeded, or had been substantially equal to, professional services-related revenue. In this current economic climate, we make periodic capacity decisions based on estimates of future sales, anticipated existing customer needs, and general market conditions. Although we expect that our professional services-related revenue will continue to exceed professional services-related costs in future periods, we cannot be certain that this will occur.

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

To Properly Manage Future Growth, We Need to Continue to Improve Our Operational Systems on a Timely Basis

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

Our Product Shipments Could Be Delayed if Third-Party Software Incorporated in Our Products are No Longer Available

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

Under the Plan, stockholders of record as of the close of business on May 6, 2002, received one right to purchase a one one-hundredth of a share of Series A Junior Participating Preferred Stock, par $0.01 per share, at a price of $300.00 per one one-hundredth, subject to adjustment. The rights were issued as a non-taxable dividend and will expire 10 years from the date of the adoption of the rights Plan, unless earlier redeemed or exchanged. The rights are not immediately exercisable; however, they will become exercisable upon the earlier to occur of (i) the close of business on the tenth day after a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of our outstanding common stock or (ii) the close of business on the tenth day (or such later date as may be determined by the Board of Directors prior to such time as any person becomes an acquiring person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in the beneficial ownership by a person or group of 15 percent or more of our outstanding common stock. If a person or group acquires 15 percent or more of our common stock, then all rights holders except the acquirer will be entitled to acquire our common stock at a significant discount. The intended effect will be to discourage acquisitions of 15 percent or more of our common stock without negotiation with the Board of Directors.

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

When We Account for Our Employee Stock Option and Employee Stock Purchase Plans Using the Fair Value Method, Our Operating Results Will be Adversely Affected

We are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan. However, new accounting rules will require the Company to record an expense for our stock-based compensation plans using the fair value method beginning in fiscal 2006. If we had accounted for stock-based compensation plans using the fair value method, our income per share for the year ended December 31, 2005 would have been decreased by $0.23 per diluted share of common stock based on the pro-forma calculations as provided in the footnotes to our financial statements.

In October 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards123R, Share-Based Payment (“Statement 123R”), which is a proposed amendment to Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, (“Statement 123”). Generally, the approach under Statement 123R will require companies to recognize the fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. We are required to adopt Statement 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition. See Note 2 in the Notes to our Consolidated Financial Statements for the pro forma net income/(loss) and net income/(loss) per share amounts, for fiscal 2003 through fiscal 2005, as if we had used a fair-value-based method similar to the methods required under Statement 123R to measure compensation expense for employee stock incentive awards.

Statement 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of Statement 123R for all share-based payments granted after the effective date and based on Statement 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures. We plan to adopt SFAS 123R using the modified prospective method, under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. Upon adoption of SFAS 123R, we plan to use the Black-Scholes model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan. We are currently evaluating the potential impact of this standard on our financial position, results of operations, and cash flows. We expect this standard to have a significant impact on the consolidated statements of operations.

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

Risks Related to the Software Industry

Our Business is Sensitive to the Overall Economic Environment; a Continued Slowdown in Information Technology Spending Could Harm Our Operating Results

The primary customers for our products are enterprises seeking to launch or expand Web-based initiatives. A significant downturn in our customers’ markets and in general economic conditions that result in reduced information technology spending budgets would likely result in a decreased demand for our products and services and harm our business. Industry downturns like these have been, and may continue to be, characterized by diminished product demand, erosion of average selling prices, lower than expected revenues and difficulty making collections from existing customers.

Our Performance Will Depend on the Market for Enterprise Content Management Software

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

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving the company have been, or will be, detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2005, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal research, development, sales, marketing and administrative headquarter offices are located in Austin, Texas. We do not own any real estate or facilities. As of December 31, 2005, we leased direct office space in: Austin, Texas; Brisbane, California; New York City, New York; Boston, Massachusetts; Chicago, Illinois; Sydney, Australia; Slough and Maidenhead, United Kingdom; and Madrid, Spain. Such leases have remaining terms of up to six years. All offices listed above support sales and services activity, and we have research and development activity in our Austin, Texas and Sydney, Australia offices.

Additionally, we lease several full-service managed suites and executive suites as small sales offices across the United States and around the world. These small offices generally have lease terms of less than one year, allowing us to adjust to changing business and customer support requirements. As of December 31, 2005, we leased office space in 16 countries outside of the United States.

Throughout 2005 and 2004, we consolidated our leased office portfolio. Some of the resulting excess lease space expired in 2005, or will expire in the near term, and we successfully negotiated early terminations of some leases, in part or in whole. We currently sublease some surplus office space in Austin, Texas; New York City, New York; and Boston, Massachusetts to unrelated third-parties. We are actively marketing and attempting to sublease or negotiate early terminations of our remaining surplus properties, including, but not limited to, space in Austin, Texas; Chicago, Illinois; Boston, Massachusetts, New York City, New York; and Slough, United Kingdom for the respective remaining lease terms.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ National Market under the symbol “VIGN”. Public trading of the common stock commenced on February 19, 1999. Prior to that, there was no public market for the common stock. The following table sets forth the high and low closing sale price per share of our common stock on the NASDAQ National Market in each of the last eight fiscal quarters. All closing sale prices per share have been restated for the one-for-ten reverse stock split of the Company that became effective on June 10, 2005.

	High	Low
Year Ended December 31, 2005:
Fourth Quarter	$18.29	$14.36
Third Quarter	16.09	11.30
Second Quarter	13.20	10.80
First Quarter	13.70	11.60
Year Ended December 31, 2004:
Fourth Quarter	$15.30	$10.20
Third Quarter	15.60	11.00
Second Quarter	22.40	14.60
First Quarter	28.90	20.40

At February 28, 2006, there were approximately 499 holders of record and 60,000 total shareholders of our common stock and the closing price of our common stock was $16.10 per share.

We have never declared or paid any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2005, 2004 ,and 2003 and the consolidated balance sheet data at December 31, 2005 and 2004 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003, 2002, and 2001 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year ended December 31,
	2005	2004 (4)	2003 (3)	2002 (2)	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product license	$70,316	$63,152	$60,986	$62,418	$154,381
Services	120,359	114,775	97,328	92,720	142,369

Total revenue	190,675	177,927	158,314	155,138	296,750
Cost of revenue:
Product license	2,911	5,036	2,844	2,388	5,243
Amortization of acquired technology	6,267	10,115	3,450	267	—
Services (1)	55,427	53,281	39,531	43,674	78,299

Total cost of revenue	64,605	68,432	45,825	46,329	83,542

Gross profit	126,070	109,495	112,489	108,809	213,208
Operating expenses:
Research and development (1)	33,200	40,211	39,923	51,334	64,850
Sales and marketing (1)	67,956	74,489	68,160	84,775	178,282
General and administrative (1)	19,593	17,972	15,727	21,344	29,907
Purchased in-process research and development, acquisition-related and other charges	270	7,609	4,258	1,786	1,919
Impairment of intangible assets	—	—	—	147,269	799,169
Business restructuring charges (gain)	(2,899)	18,083	(14,687)	35,822	120,935
Amortization of deferred stock compensation	834	480	1,107	1,396	8,734
Amortization of intangible assets	5,003	4,919	1,965	16,060	500,045

Total operating expenses	123,957	163,763	116,453	359,786	1,703,841

Income (loss) from operations	2,113	(54,268)	(3,964)	(250,977)	(1,490,633)
Other income (expense), net	20,710	2,895	5,068	(517)	(35,275)

Income (loss) before income taxes	22,823	(51,373)	1,104	(251,494)	(1,525,908)
Provision for income taxes	2,429	1,482	1,137	1,319	1,731

Net income (loss)	$20,394	$(52,855)	$(33)	$(252,813)	$(1,527,639)

Basic net income (loss) per share	$0.70	$(1.86)	$(0.00)	$(10.14)	$(63.19)

Diluted net income (loss) per share	$0.68	$(1.86)	$(0.00)	$(10.14)	$(63.19)

Shares used in computing basic net loss per share (5)	29,181	28,381	25,310	24,921	24,176
Shares used in computing diluted net loss per share (5)	29,807	28,381	25,310	24,921	24,176

(1)	Excludes amortization of deferred stock compensation as follows:

	Year ended December 31,
	2005	2004 (4)	2003 (3)	2002 (2)	2001
Cost of revenue – services	$—	$—	$—	$170	$1,965
Research and development	12	(71)	324	441	2,446
Sales and marketing	124	(48)	69	416	3,066
General and administrative	698	599	714	369	1,257

	$834	$480	$1,107	$1,396	$8,734

	As of December 31,
	2005	2004	2003 (3)	2002 (2)	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$197,057	$164,363	$239,513	$307,754	$391,632
Working capital	165,319	126,406	205,749	214,625	311,921
Total assets	417,161	405,456	366,116	424,612	663,026
Long-term debt and capital lease obligations, less current portion	—	—	10	53	240
Total stockholders’ equity	330,109	306,818	281,346	265,852	510,301

(2)	Reflects the acquisition of Epicentric on December 3, 2002.
(3)	Reflects the acquisition of Intraspect on December 10, 2003.
(4)	Reflects the acquisition of Tower Technology on March 1, 2004.
(5)	Reflects one-for-ten reverse stock split

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vignette’s software and expertise help organizations harness the power of information and the Web to deliver measurable improvements in business efficiency. Vignette helps organizations increase productivity, reduce costs, improve user experiences and manage risk. Vignette’s intranet, extranet and Internet solutions incorporate portal, integration, enterprise content management, collaboration, interaction management and imaging and workflow capabilities that can rapidly deliver unique advantages through an open, scalable and adaptable architecture that integrates with legacy systems. Vignette is headquartered in Austin, Texas, with local operations worldwide.

Our solutions and products enable customers to successfully and rapidly address pervasive business problems and achieve measurable increases in business efficiency.

We offer the following solutions:

Our Web content management, collaboration, document and records management, imaging and workflow, integration and interaction management products form the complete suite of enterprise content management to manage the entire information value chain. To address the particular size and requirements of our customers, we deliver an enterprise content management suite as well as deliver our products in various combinations. Additionally, we allow organizations the flexibility to purchase products individually.

Vignette Enterprise Content Management Suite helps organizations control, manage and share information, optimize business process, integrate with enterprise applications, eliminate redundancy, mitigate risk for compliance and enhance delivery of content to individuals and channels. The enterprise content management suite includes content management, portal, integration, collaboration and records and document management.

Web Content Management includes library services, content type modeling, workflow, taxonomy, and search.

•Vignette Content Management manages content, sites, content types and objects and the deployment and delivery of content. It also functions as a task inbox and workflow manager and includes a roles-based management console and essential library services. The Vignette Command Center, the core of Vignette Content Management, is an intuitive and configurable roles-based management console that enables business and technical users to manage virtually all of their content management objectives through one interface. Once integrated with business processes, users can share knowledge and collaborate on virtually any tasks, using e-mail, desktop applications and Web-based workspaces. We also offer a variety of additional specialized products to enhance Vignette Content Management.

Collaboration enhances the capability of sharing knowledge for teams using workspaces.

•Vignette Collaboration is an enterprise solution for business users to create workspaces, where teams can share, capture and search information. Vignette Collaboration provides secure online workspaces where extended business teams can work together more effectively. This helps organizations to reduce the risk of knowledge being lost and improves business relationships.

•Vignette Project Delivery provides online workspaces where extended project teams can work together to better serve and collaborate with key project teams. This solution offers out-of–the-box templates for project collaboration and can capture project assets, expertise and best practices. Using Vignette Project Delivery can help organizations increase the speed and repeatability of their projects and can help improve the productivity of internal teams.

•Vignette Strategic Account Management is an enterprise solution for business users to create account workspaces and allows account teams to better serve key accounts by effectively capturing, sharing, and searching account-related information and knowledge. This allows organizations to reduce the account team communication cycles and captures valuable account communication, allowing organizations to improve customer satisfaction, and productivity of internal teamwork while reducing the costs of account management.

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

•Vignette Records & Documents™ is an enterprise document and records management solution that manages fixed assets, automates document based workflows, manages casework through a process, and implements important archival and disposition of records. Vignette Records & Documents facilitates risk and compliance management, and implements important document management capabilities including metadata search, QBE, indexed full text search, check in/out and ACL security .

•Vignette WebCapture™ is a secure Web transaction capture and playback risk management solution that archives transactions on a customer’s site and creates a permanent record of them for dispute resolution.

Imaging and workflow scan and index high volume imaging and workflow that promotes faster, more cost-efficient processing, access and secure, personalized delivery of electronic information.

•Vignette IDM™ is an integrated document management, archive and retrieval solution addressing document capture, production imaging supporting forms OCR/ICR, high-performance image viewing, printing, and storage management; business process automation and workflow supporting case management, BPM and Web services; output report management for capturing, mining, linking, distribution, and statement presentment; and COLD storage and records management supporting electronic and physical records, retention management, e-mail archiving and regulatory compliance.

Portal provides both a highly functional portal framework and a user-friendly development environment for assembling portlets.

•Vignette Portal is an adaptable, scalable, open solution that enables organizations to rapidly build and deliver highly customizable applications for their organization across audiences such as employees, partners and customers. We also offer a variety of additional specialized products to enhance our application portal.

•Vignette Builder enables quick creation, assembly and customization of applications, empowering organizations to respond rapidly to changing business needs. Wizard-based interfaces accelerate the development and deployment of a wide range of critical applications that automatically integrate into the customer’s collaborative portal environment.

Integration capabilities provide unique capabilities to connect a broad range of unstructured, semi-structured and structured data (including transactional) sources.

•Vignette Business Integration Studio is a graphical application integration environment for collecting and integrating content and applications from a wide selection of sources with minimal coding. Vignette Business Integration Studio allows users to readily and dynamically map content from disparate schemas, remote repositories and applications to an aggregated destination. We offer over fifty pre-built application and technology adapters that can be used by Vignette Business Integration Studio to integrate with enterprise, desktop, database and proprietary content sources existing throughout an enterprise. Adapters are plug-ins to Vignette Business Integration Studio that provide prepackaged integration capabilities to common technology applications.

Interaction Management helps improve communications with stakeholders such as customers, prospects, employees and partners. It requires having ongoing dialogs with these stakeholders over a period of time. Ongoing dialogs help you learn about, adapt to, and respond to stakeholders’ changing needs and preferences so that you can lead your stakeholders toward a desired outcome.

•Vignette Dialog delivers highly personalized content to the intended recipients at the designated time through online and offline touch points. A simple, graphical environment allows business users to create planned, multi-step conversations that can be triggered by virtually any type of event, including Web site registration, completion of a purchase, event attendance or a customer service call.

Our solutions and products are supported by our professional services organization, Vignette Professional Services (“VPS”). VPS offers pre-packaged and custom services, using documented best practices, to help organizations define their online business objectives and deploy their applications. Our education, consulting and customer care teams give customers the benefit of our experience with thousands of customer implementations. We partner with a number of leading consulting firms and system integrators such as Accenture, Bearing Point, Deloitte Consulting, and Tata Consulting Services to implement our software for their clients. In many cases, we work in blended teams to implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as BEA Systems, Hewlett Packard and Sun Microsystems.

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

	Year ended December 31,		Quarter ended December 31,
	2005	2004	2005	2004
GAAP operating income/(loss)	$2,113	$(54,268)	$1,695	$(11,911)
Less: Amortization of acquired technology	6,267	10,115	1,254	2,538
Purchased in-process research and development, acquisition-related and other charges	270	7,609	—	442
Business restructuring (benefit) charges	(2,899)	18,083	(10)	9,384
Amortization of deferred stock compensation	834	480	267	98
Amortization of intangible assets	5,003	4,919	1,166	1,346

Adjusted operating income/(loss)	$11,588	$(13,062)	$4,372	$1,897

	Year ended December 31,		Quarter ended December 31,
	2005	2004	2005	2004
GAAP net income/(loss)	$20,394	$(52,855)	$2,895	$(11,933)
Less: Realized gains of certain equity investments	15,264	—	—	—
Plus: Write downs of certain equity investments	—	206	—	206
Amortization of acquired technology	6,267	10,115	1,254	2,538
Purchased in-process research and development, acquisition-related and other charges	270	7,609	—	442
Business restructuring (benefits) charges	(2,899)	18,083	(10)	9,384
Amortization of deferred stock compensation	834	480	267	98
Amortization of intangible assets	5,003	4,919	1,166	1,346

Adjusted net income	$14,605	$(11,443)	$5,572	$2,081

2005 Highlights

Operating Results

The Company posted an operating income for fiscal year 2005 of $2 million compared to an operating loss of $54.3 million for fiscal year 2004. Net income for fiscal year 2005 was $20.4 million compared to a net loss in fiscal year 2004 of $52.9 million. Total revenue for fiscal year 2005 was $190.7 million or an increase of 7% over the fiscal year 2004 revenue of $177.9 million. In addition, the Company increased liquidity with an increase in cash, cash equivalents, and short term investments of $32.7 million to a total of $197.1 million at December 31, 2005 versus $164.4 million at December 31, 2004. The Company continues to carry no long term debt.

The improved performance in fiscal 2005 as compared to fiscal 2004 was the result of many factors. We grew our software license and services revenue during 2005 while continuing to focus on cost control and efficiency in our business. During the year, we reduced both our total costs of revenue and our operating expenses. The largest contributor in the decrease in operating expenses was a reduction in costs as a result of the business restructuring that occurred in fiscal 2004 The Company also exited most of its portfolio of equity investments resulting in gains of approximately $15.3.

License revenues of $70.3 million in fiscal 2005 and $20.1 million in the fourth quarter of 2005 were up 11% and 4%, respectively, as compared to 2004. Maintenance revenues of $75.1 million in fiscal 2005 and $18.6 million in the fourth quarter of 2005 were up 4% for the year and down 3% for the fourth quarter as compared to 2004. Professional services revenues of $45.3 million in fiscal 2005 and $12.2 million in the fourth quarter of 2005 were up 6% and 18% as compared to 2004. International revenue comprised 39% and 38% of total revenue for the year and quarter ended December 31, 2005, respectively. No single customer accounted for more than 10% of our annual or quarterly revenues.

The gross profit margin in fiscal 2005 increased five points to 66% versus 61% in fiscal 2004. The costs of revenue associated with product licenses decreased by $2.1 million to $2.9 million from $5 million. On a percentage basis product license direct costs were 2% of total revenues in fiscal 2005 versus 3% of total revenues in fiscal 2004 led to an improvement in the gross profit margin of 1 point. This was primarily due to a reduction in the costs of embedded technology. The amortization of acquired technology decreased to $6.3 million in fiscal 2005 versus $10.1 million in fiscal 2004. On a percentage basis amortization of acquired technology was 3% of total revenue in fiscal 2005 versus 6% of total revenue in fiscal 2004. The decrease in the amortization of acquired technology lead to an improvement of 3% in the gross profit margin. The decrease in the amortization of acquired technology is related to the normal run out of costs associated with recent acquisitions. The costs of professional services increased to $55.4 million from $53.3 million. As a percent of total revenue the costs of services was 29% of total revenue in fiscal 2005 versus 30% of total revenue in fiscal 2004 which lead to an improvement in the gross profit margin of 1%. The increase in absolute dollars related to the cost of services is due to the increased sales volume of services to $120.3 million in fiscal 2005 from $114.8 million in fiscal 2004.

Total expenses, including both cost of revenue and operating expenses, for fiscal 2005 and for the fourth quarter of 2005 were $188.6 million and $49.2 million, respectively, and included $9.5 million and $2.7 million, respectively, for the following (benefits) charges: business restructuring benefits, acquisition-related charges, amortization of acquired technology and intangibles and the amortization of deferred stock compensation. Most of these (benefits) charges relate to our previous acquisitions. The business restructuring benefits of $2.9 million are primarily the result of the sublease of idle facilities. The remaining expenses of $179.1 million for fiscal 2005 and $46.5 million for the fourth quarter of 2005 were down 6% and 1% as compared to 2004 due to lower costs of revenue as discussed above and lower operating expenses as a result of the business restructuring that occurred in 2004.

In the fourth quarter of 2005, the Company had operating income of $1.7 million as compared to an operating loss of $11.9 million for the fourth quarter of 2004. The increase was largely due to a decrease in the restructuring charges. The decrease is a result of lower than expected costs particularly reduced facilities charges as the Company has been successful in subleasing excess space and certain leases expired. The Company recorded a small restructuring benefit in the fourth quarter of ten thousand dollars versus restructuring charges of $9.4 million for the same quarter in 2004.

The combination of revenue growth and our continued cost control efforts yielded non-GAAP profit from operations of $4.4 million during the fourth quarter of 2005, excluding the $2.7 million in charges described above. This compares to a profit of $1.9 million during the fourth quarter of 2004. The Company reported increases in fiscal 2005 versus fiscal 2004 on a GAAP basis in total revenue, gross profit margin, income from operations, other income, and net income. The increase in sales combined with lower operating costs plus gains on the sale of equity investments allowed the Company to produce net income of $20.4 million in fiscal 2005 as compared to a net loss of $52.8 million during fiscal 2004. Excluding a net charge of $9.5 million as described above and gains for the sale of certain equity investments totaling $15.3 million, non-GAAP net income for fiscal 2005 was $14.6 million. This compares to non-GAAP net loss of $11.4 million in fiscal 2004.

In 2005 the Company continued to execute the restructuring plan put in place in 2001 and expanded in fiscal years 2002, 2003, and 2004. That included the expiration or sublease of office space no longer used by the Company. The Company realized restructuring benefits in 2005 of $2.9 million due primarily to the sublease of these idle facilities. The Company continued to offshore operations to control costs and improve efficiency. Headcount was 738 employees at December 31, 2005 as compared to 730 employees at December 31, 2004. These and other actions have contributed to an increase in operating income on a GAAP basis of $2.1 million for fiscal year 2005 versus an operating loss of $54.2 million for fiscal 2004.

Our total cash, cash equivalents, and short-term investments balance totaled approximately $197.1 million as of December 31, 2005, and increased approximately $32.7 million from December 31, 2004, due to the improved operating results and the gains on the sale of certain equity investments.

Outlook

Our objective is to maintain and extend our leadership position as a global provider of enterprise content management applications and products that help organizations leverage their content to create new opportunities, expand profits and realize greater savings and efficiencies. We will continue to focus on delivering sustained revenue and profitable growth, expanding our customer base of global 2000 organizations both at the enterprise and departmental levels, extending our technology and product leadership through internal investment in research and development, expanding our global sales capabilities and extending our partnership alliances with leading technology and services companies.

We will seek to improve sales force and channel productivity. We will strive to encourage cross-functional team selling through enhanced team realignment around customer accounts and regions, and meet market-specific needs for designated solution areas through specialized teams with subject-matter expertise in areas such as healthcare, imaging and workflow, next generation web presence and collaborative records and document management. We will continue to focus on the indirect channel as a means to better distribute and expose our software and solutions to the marketplace. We will also continue to focus on realizing efficiencies and cost-savings across our business.

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

Reverse Stock Split

On June 10, 2005, the one-for-ten reverse stock split of the common stock (the “Reverse Stock Split”) of the Company became effective. The Reverse Stock Split was approved by the Company’s stockholders on May 27, 2005 at the Company’s annual meeting. The Company filed the certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to affect the Reverse Stock Split. All per share data and per share amounts have been retroactively restated for the Reverse Stock Split.

Option Exchange Offer

On September 28, 2004, we granted 200 thousand stock options on a post split basis to employees who elected to participate in our stock option exchange program, a program designed to retain employees and to provide them with an incentive for maximizing stockholder value. Under the option exchange program, a total of 510 thousand stock options on a post split basis, which were previously granted to the participating employees, were canceled on March 25, 2004, the Cancellation Date. For employees who were not designated with Vice President level titles on the Cancellation Date, the exercise price of these new options was $12.70 on a post split basis, which was the fair market value of the Company’s common stock on the grant date. For employees who were designated with Vice President level titles on the exchange program’s Cancellation Date, the exercise price of these new options was $22.00, which was the fair market value of the Company’s common stock on the exchange program’s Cancellation Date. The exchange program was organized to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and did not result in any additional compensation charges or variable plan accounting. The Company’s senior executive officers and Board of Directors were not eligible to participate in this program.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

Management has discussed with and agreed upon the development and selection of the following critical accounting policies with the Audit Committee of the Board of Directors:

•	Revenue recognition;

•	Estimating the allowance for doubtful accounts;

•	Estimating business restructuring accruals; and

•	Valuation of goodwill and identifiable intangible assets.

Revenue recognition. Revenue consists of product license and services fees. Product license fee income is earned through licensing the right to use our software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and technical support, consulting services and training services.

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

Revenue allocated to training and consulting service elements is recognized as the services are performed as they are not essential to the functionality of our products.

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

Goodwill and identifiable intangible assets. We assess our goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. There was no impairment charge related to goodwill or other intangible assets in 2005, 2004, or 2003.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Year Ended December 31,
	2005	2004	2003
Revenue:
Product license	37%	35%	39%
Services	63	65	61

Total revenue	100	100	100
Cost of revenue:
Product license	2	3	2
Amortization of acquired technology	3	6	2
Services	29	30	25

Total cost of revenue	34	39	29

Gross profit	66	61	71
Operating expenses:
Research and development	17	23	25
Sales and marketing	36	42	43
General and administrative	10	10	10
Purchased in-process research and development, acquisition-related and other charges	—	4	3
Business restructuring (benefits) charges	(2)	10	(9)
Amortization of deferred stock compensation	1	—	1
Amortization of intangible assets	3	3	1

Total operating expenses	65	92	74

Income ( loss ) from operations	1	(31)	(3)
Other income (expense), net	11	2	3

Income ( loss ) before income taxes	12	(29)	(— )
Provision for income taxes	1	1	—

Net income ( loss)	11%	(30)%	(0)%

Comparison of fiscal years ended December 31, 2005, 2004 and 2003 (in thousands, unless otherwise noted)

Revenue

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
Product license	$70,316	$63,152	$60,986	11%	4%
Maintenance and support	75,077	72,164	61,186	4	18
Professional services	45,282	42,611	36,142	6	18

Total services revenue	120,359	114,775	97,328	5	18

Total revenue	$190,675	$177,927	$158,314	7%	12%

Total revenue increased 7% in 2005 and 12% in 2004. The increase in revenue in 2005 is due to several factors. The Company continues to make strides in product integration and stability. This includes the expansion and ongoing integration of products through our Tower technology acquisition in the first quarter of 2004 which added software and services capabilities and an increase in revenues. The Company also continued to simplify and amplify the message that the Company provides solutions for customers. Lastly, there was renewed interest in Enterprise Content management software during fiscal year 2005. The increase in revenue for 2004 was due to sales associated with the collaboration and document management products acquired in December 2003 and March 2004, respectively, as partially offset by the continued weakness in the software industry and the ramp-up time required to successfully integrate our recently acquired companies. .

Product license. Product license revenue increased 11% in 2005 and 4% in 2004. The increase in 2005 can be attributed to an improving market for enterprise content software, the continued integration of the products discussed below, and a focused marketing and sales strategy on industry segments such as healthcare. The increase in 2004 can be attributed primarily to sales of collaboration and document management products acquired in our December 2003 and March 2004 acquisitions, respectively.

Services. Services revenue increased 5% in 2005 and 18% in 2004. The increase in professional services in 2005 is due to the larger install base of Vignette’s software products and professional services sold in conjunction with new product licenses. The increase in maintenance and support as well as professional services revenue in 2004 is primarily attributable to the acquisitions of Intraspect and Tower Technology.

During 2005, 2004 and 2003, no single customer accounted for more than 10% of our total revenues. International revenue was $74.6 million, $68.2 million and $41.8 million, or 39%, 38%, and 26% of total revenues, in 2005, 2004, and 2003, respectively.

Gross Profit

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing professional and maintenance services.

Gross profit amounts and percentages are as follows:

	Year ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
Product license	$67,405	$58,116	$58,142	16%	—%
Amortization of acquired technology	(6,267)	(10,115)	(3,450)	38	193

Maintenance and support	61,707	58,381	53,421	6	9
Professional services	3,225	3,113	4,376	4	(29)

Total services	64,932	61,494	57,797	6	6

Total gross profit	$126,070	$109,495	$112,489	15%	(3)%

As a percent of sales, gross profit represented 66%, 61%, and 71% in 2005, 2004 and 2003, respectively. The improvement in 2005 is due to improved margins on product licenses and lower amortization charges of acquired technology. The improvement in the gross profit margin for product license increased in concert with the growth in revenue and by the lower costs of imbedded software. The decline in the amortization of acquired technology in 2005 is due to the normal run out of those amortized costs. The decline in gross profit in 2004 compared to 2003 is primarily due to the amortization of acquired technology related to our Intraspect and Tower Technology acquisitions, the lower mix of license revenue as well as higher costs of supporting our expanded product offerings.

Operating expenses

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
Research and development	$33,200	$40,211	$39,923	(17)%	1%
Sales and marketing	67,956	74,489	68,160	(9)	9
General and administrative	19,593	17,972	15,727	9	14
Purchased in-process research and development, acquisition-related and other charges	270	7,609	4,258	(96)	79
Business restructuring (benefits) charges	(2,899)	18,083	(14,687)	(116)	223
Amortization of deferred stock compensation	834	480	1,107	74	(57)
Amortization of intangible assets	5,003	4,919	1,965	2	150

Total operating expenses	$123,957	$163,763	$116,453	(24)%	41%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 17% in 2005 and increased 1% in 2004. The year over year decrease in 2005 is due primarily to our restructuring efforts via reduced engineering headcount in the first half of 2005, lower facilities expenses and other cost saving measures such as the consolidation of product development facilities and the transition of these activities to an offshore operations model. The year-over-year increase in 2004 in absolute dollars relates to the timing of research and development efforts and the ramp-up of certain offshore development activities, partially offset by other cost savings.

The Company did not capitalize any software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, for fiscal years 2005, 2004, and 2003, respectively. The Company did capitalize costs that related to software developed by third a party that was not acquired in a business combination prior to 2003. Those costs are amortized using the straight-line method over the estimated useful life, generally 18 months. Amortization expense was $0.0 million, $0.1 million, and $0.5 million in 2005, 2004 and 2003, respectively, and is included in “Cost of revenue – product license” on the Consolidated Statements of Operations.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses decreased 9% in 2005 and increased 9% in 2004. The decrease in 2005 is attributable to reduced bad debt charges and lower marketing and headcount costs. The increase in absolute dollars in 2004 compared to 2003 is attributable to increased commission expense and other variable costs resulting from higher product sales in 2004 as well as bad debt charges incurred primarily during the first quarter of 2004. The increase was partially offset by lower marketing costs.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses increased 9% in 2005 and 14% in 2004. The increase in absolute dollars for 2005 and 2004 is attributable to the increased costs of meeting regulatory reporting requirements.

Purchased in-process research and development, acquisition-related and other charges.

During fiscal 2005 the Company recognized expense associated with business combinations. The Company made a series of complimentary businesses acquisitions in the three years ended December 31, 2004. The following table summarizes costs related to our business combinations (in thousands) for the most recent three years:

	Year Ended December 31,
	2005	2004	2003
Purchased in-process research and development	$—	$4,800	$1,100
Cross-training, product integration and other	270	1,345	490
Severance and other employee-related costs	—	807	136
Contingent compensation	—	657	2,532

	$270	$7,609	$4,258

Included in the acquired net assets of Tower Technology was purchased in-process research and development (“IPR&D”) efforts that we intended to substantially rework before integrating into our products (in thousands):

Acquired Company	Acquired IPR&D -Project Description	Estimated Fair Value	Current Status at December 31, 2005
Tower Technology (2004)	Tower IDM 20.0™—Collaborative document management functionality with process automation solutions and decentralization of configuration.	$4,800	Application from this project is now fully integrated into our products.

	Tower Seraph 4.4™—provides document review workflows, case management and Section 508 compliance

The amounts allocated to IPR&D were based on discounted cash flow models that employed cash flow projections for revenue based on the projected incremental increase in revenue that the acquired company expected to receive from the completed IPR&D. Such assumptions were based on management’s estimates and the growth potential of the market. Revenue for the projection periods assumed a compound annual growth rate of 17.5%, and was adjusted to reflect the percentage of research and development determined to be complete as of the acquisition date. Cost of revenue, selling, general and administrative expense, and research and development expense were estimated as a percent of revenue based on the acquired company’s historical results and industry averages. These estimated operating expenses as well as capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The after-tax cash flow projections were discounted using a risk-adjusted rate of return, of 20% to 22%. These discount rates were based on the acquired company’s weighted average cost of capital of 20%, as adjusted upwards for the additional risk related to the projects’ development and success.

The resulting IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative uses existed. The efforts required to develop the purchased IPR&D into commercially viable products related to the completion of all planning, designing, prototyping, verification and testing activities that would be necessary to establish that the products could be produced to meet their design specifications, including functions, features and technical performance requirements. The timing for the completion of such efforts was expected to range between twelve and eighteen months. Further, we were uncertain of our ability to complete the products within a timeframe acceptable to the market and ahead of competitors. The application of the purchased IPR&D has now been incorporated into the Company’s product set.

Impairment of intangible assets. We use a two-step approach to assess our goodwill annually, or more frequently, if events or changes in circumstances indicate that goodwill might be impaired. In step 1 of the assessment the Company compares the fair value of the reporting unit to the carrying value of the reporting unit to determine if an impairment of goodwill is indicated. The estimated fair value is based on market capitalization, as complemented by a discounted cash flow analysis. If no impairment is indicated in Step 1 no additional analysis is performed. Should an impairment be indicated the Company would measure the loss in Step 2 by comparing the enterprise’s implied fair value of goodwill to the carrying amount of goodwill to determine the amount of impairment loss to be recorded.

We also review other intangible assets for possible impairment periodically. Sustained negative industry and economic trends, a decline in our stock price and market capitalization for an extended period of time, or changes in our product offerings could result in future impairment charges that are material to our consolidated financial statements.

Based on the methods described above there were no impairment charges related to goodwill or other intangible assets in 2005, 2004, or 2003.

Business restructuring charges. In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003, and 2004, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals as of December 31, 2005 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,676)	—	(123)	(1,799)
Cash activity	(6,358)	—	(709)	(7,067)

Balance at December 31, 2005	$6,679	$—	$130	$6,809
Less: current portion				(2,901)

Accrued restructuring costs, less current portion				$3,908

Remaining cash expenditures resulting from the restructuring are estimated to be $6.8 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees, or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. The accrual adjustments recorded during fiscal 2005 relate primarily to such differences, namely the buyout fees and sublease income of certain vacated properties were more favorable than we had anticipated. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; Brisbane and San Francisco, California; New York City, New York; Waltham and Boston, Massachusetts; Chicago, Illinois; Slough, United Kingdom; and Madrid, Spain. The maximum lease commitment of such vacated properties extends through December 2011.

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

	Year Ended December 31,
	2005	2004	2003
Research and development	12	(71)	324
Sales and marketing	124	(48)	69
General and administrative	698	599	714

	$834	$480	$1,107

Amortization of intangible assets. Intangible amortization expense decreased 2% in 2005 as compared to 2004 and increased 150% in 2004 compared to 2003. The decrease in 2005 compared to 2004 relates to the decline in amortization expense for assets assumed from the Intraspect and Tower Technology acquisitions as the remaining unamortized cost continues to decline. The increase in amortization expense in 2004 compared to 2003 is related to those same assets as Tower Technology was acquired on March 1, 2004 and Intraspect on December 10, 2003. Therefore, fiscal year 2004 bore a greater portion of the amortization expense due to the timing of the acquisitions. Amortization expense for these assets is recorded ratably over the estimated useful lives of the intangible assets, which range from two to six years

Other income and expense

Other income and expense, net consists primarily of interest income and expense, recognized investment gains and losses as well as foreign currency exchange gains and losses.

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
Interest income and other, net	$5,419	$2,895	$5,068	87%	(43)%
Gain on Sale of equity investments	$15,264	$—	$—	100%	—

Other income and expense, net increased in 2005 due to higher cash and short term investment balances and increasing yields on invested funds. The gain on the sale of equity investments was due to the sale of equity securities in privately held technology companies. The largest of which was a sale of Shopzilla for approximately $600 million to EW Scripps Company. The Company owned approximately 2% of Shopzilla and recognized a gain of approximately $13.0 million. The Company had no carrying cost in the asset at the time of the sale due to previous impairment charges.

The decrease in 2004 compared to 2003 is primarily due to lower cash balances available for investment, a decrease in interest rates earned on those cash balances, and foreign exchange gains recognized in 2003 but minimized in 2004 with the implementation of a hedge program.

In the third quarter of 2004, we adopted a foreign exchange policy to reduce our exposure to significant foreign currency fluctuations. We utilize foreign currency forward contracts to hedge certain foreign currency-denominated payables and receivables.

At December 31, 2005, our unrestricted, long-term investments totaled $1.3 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Year Ended December 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
Provision for income taxes	$2,429	$1,482	$1,137	64%	30%

We have provided a full valuation allowance on our net deferred tax assets, which includes net operating loss, net foreign operating loss, capital loss, and research tax credit carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement 109”), involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets.

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

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2005, the Company had federal net operating loss, capital loss and research credit carryforwards of approximately $767.3 million, $39.9 million and $11.8 million, respectively. The net operating loss, capital loss, and research credit carryforwards will expire in varying amounts, between 2006 and 2026, if not utilized. The Company also had a foreign net operating loss carryover of approximately $6.9 million. The foreign net operating loss carryover is not subject to expiration.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss, capital loss, and research credit carryforwards in the event of an “ownership change” of a corporation. At December 31, 2005 approximately $157.9 million of the net operating loss, $5.0 million of the net foreign operating loss, and $1.8 million of the research credit carryover were incurred by companies we acquired and will be subject to an annual limitation. In addition, the remaining net operating loss of $609.4 million, capital loss carryforward of $39.9 million, and research credit carryover of $10.0 million may be subject to this limitation. These restrictions may severely limit the benefit of these tax attributes in future periods. As a result, substantial amounts of the Company’s net operating loss, capital loss, and research credit carryforwards may expire prior to utilization.

We have provided a full valuation allowance on our net deferred tax assets, which include net operating losses carried forward, research and development carryforwards, and capital loss carryforwards because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets.

As of December 31, 2005, the valuation allowance includes approximately $26.4 million related to the acquisition of Epicentric, Intraspect and Tower Technology net deferred tax assets. The initial recognition of these acquired deferred tax asset items will first reduce goodwill, then other non-current intangible assets of the acquired entity. In both years ended December 31, 2005 and 2004 the company recognized approximately $0.3 million of acquired deferred tax assets as a reduction to goodwill. Approximately $150.0 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, substantially all of which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

Liquidity and Capital Resources

The following table presents selected financial statistics and information, (dollars in thousands):

	December 31,
	2005	2004	2003
Cash and cash equivalents	$124,104	$63,781	$39,639

Short-term investments	$72,953	$100,582	$199,874
Working capital	$165,319	126,406	$205,749
Current ratio	3.1:1	2.5:1	3.9:1
Days of sales outstanding	69	77	70

At December 31, 2005, we had $197.1 million in cash, cash equivalents and short-term investments and no debt. We invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale.

Net cash provided by (used in) operating activities was $16.7 million, $(31.5) million, and $(43.4) million, in 2005, 2004 and 2003, respectively. The increase in 2005 is related to the improved operating performance of the Company. The operating cash outflows in 2004 and 2003 were due to net losses as well as changes in working capital, namely restructuring and exit cash outflows.

Net cash provided by investing activities was $ 42 million, 51.5 million, and 4.9 million, in 2005, 2004 and 2003, respectively. The increase in investing cash inflows in 2005 was due to the sale of certain equity investments and the maturities of short term investments. The increase in investing cash inflows in 2004 was due primarily to the maturity of our investments in marketable and auction rate securities, offset by purchase consideration for our acquisition of Tower Technology. The increase in investing cash inflows in 2003 was due primarily to the maturity of our investments in short-term marketable and auction rate securities, partially offset by purchase consideration for our acquisitions of Epicentric and Intraspect.

Net cash provided by financing activities was $2.8 million, $3.2 million, and $2.9 million in 2005, 2004 and 2003, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of employee stock purchase plan shares.

Our long-term investments are classified as available-for-sale and consist of limited partnership interests in a technology incubator, cash collateral pledged for certain lease obligations, and tax obligations. At December 31, 2005 and 2004, long-term investments totaled $8.3 million and $12.4 million, respectively.

At December 31, 2005 and 2004, we had pledged $6.9 million and $9.8 million, respectively, as cash collateral for certain of our lease obligations and tax obligations. These investments will remain restricted to the extent that the security requirements exist.

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

Future minimum payments as of December 31, 2005 under our lease obligations, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2006	$7,629	$1,190
2006	5,304	1,337
2007	4,267	1,199
2008	3,640	1,027
2010	2,920	576
Thereafter	2,476	416

Total minimum lease payments	$26,236

Total minimum sublease rentals		$5,745

We do not have any significant contractual obligations other than those leases disclosed above.

Recent Accounting Pronouncements

In December 2004, FASB issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statements of operations. The effective date of the new standard is for fiscal years beginning after June 15, 2005, which for the Company will be the first quarter of fiscal 2006.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB 107 in connection with our adoption of SFAS 123R.

We plan to adopt SFAS 123R using the modified prospective method, under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. Upon adoption of SFAS 123R, we plan to use the Black-Scholes model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan. We are currently evaluating the potential impact of this standard on our financial position, results of operations, and cash flows. We expect this standard to have a significant impact on the consolidated statements of operations. The current expected range of expense for the first quarter of 2006 is $750 thousand to $1 million. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations as required under SFAS 123. The Company is currently evaluating the impact of SFAS 123R in relation to the statements of cash flows relative to any excess tax benefits that may be generated.

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

At December 31, 2005, our cash and cash equivalents consisted primarily of commercial paper.

Long-term investments. We invest in emerging technology companies considered strategic to our software business. At December 31, 2005, long-term investments consisted of a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. Our investments in redeemable convertible preferred stock in privately-held technology companies were fully impaired as of June 30, 2002. Fair values were based on quoted market prices where available. If quoted market prices were not available, we use a composite of quoted market prices of companies that are comparable in size and industry classification to our portfolio. The Company classifies long term investments and records any unrealized gain or loss. During 2005 the Company liquidated its investment of common stock held in publicly traded technology companies and recognized a gain of approximately $15.3 million. As of December 31, 2005 the company did not recognize any unrealized gain or loss on the remaining long term investment as described above.

In addition to strategic investments, we held $6.9 million and $9.8 million in restricted investments at December 31, 2005 and December 31, 2004, respectively. At December 31, 2005, restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and a tax obligation. These investments will remain restricted to the extent that the security requirements exist. All restricted investments mature beginning in 2006 through 2010 and the average yield of these investments is approximately 2.98%.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 1, 2005, Vignette Corporation (the “Company”) sent out a request for proposal to five registered public accounting firms inviting them to compete for the assignment to provide the Company with audit-related services beginning in fiscal year 2006. The Company’s current auditor, Ernst & Young, received the request for proposal and was invited to compete for the assignment in 2006. On December 20, 2005, Ernst & Young notified the Company that Ernst & Young had decided to decline the opportunity to compete and would not submit a response to Vignette’s request for proposal for audit services. As such, Ernst & Young (“E&Y”) has notified the Company that it intends to decline to stand for re-election as the Company’s independent registered public accounting firm and will cease to serve as such after the completion of the current audit for the fiscal year ended December 31, 2005 effective with the Company’s filing of this Form 10K for 2005.

The reports of E&Y on the Company’s financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2004 and December 31, 2003, and through December 20, 2005, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference thereto in its reports on the Company’s financial statements for such years.

During the Company’s two most recent fiscal years ended December 31, 2004 and December 31, 2003, and through December 20, 2005, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

On February 7, 2006, the Audit Committee of the Board of Directors of Vignette Corporation (the “Company”) approved the engagement of Grant Thornton LLP as the Company’s independent registered public accounting firm. The Company has not consulted with Grant Thornton LLP during the last two fiscal years ended December 31, 2005 and 2004 or during any subsequent interim period preceding this Current Report on: the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the Company’s consolidated financial statements; or any matter that was either the subject of a “disagreement,” as that term is described in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst &Young LLP, an independent registered public accounting firm. This report appears on page F-2 in our Consolidated Financial Statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

The Company entered into offer letter agreements with the following executives: a) Brett Bachman, Senior Vice President Products and Strategy, on June 9, 2005; b) David Crean, Vice President Healthcare Solutions Unit, on September 20, 2005; c) Gayle Wiley, Senior Vice President Global Human Resources, on September 28, 2005; and Lawrence Warnock, Vice President Marketing, on October 17, 2005. The offer letter agreements are attached as exhibits to this Form 10K.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the information under the sections entitled “Proposal No. 1 - Election of Directors,” “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 26, 2006. We anticipate filing the Proxy Statement within 120 days of the end of our fiscal year ended December 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Share Ownership of Certain Beneficial Owners and Management” of the Proxy Statement. The table below presents the following information as of December 31, 2005: (i) aggregate number of securities to be issued under the stock plans upon exercise of outstanding options, warrants and other rights, (ii) the related weighted-average exercise price and (iii) the aggregate number of securities reserved for future issuance under such plans. The table does not include information with respect to shares subject to outstanding options assumed by the Company in business combinations. Note (5) to the table sets forth information for options assumed by the Company.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (i)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (ii)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [Excluding Securities Reflected in Column (i)] (iii)
Equity compensation plans approved by security holders (1)	1,545,480	(3)	$23.10	(3)	4,126,093	(4)
Equity compensation plans not approved by security holders (2)	1,597,835		$28.71		1,874,199

Total (5)	3,143,315		$25.95		6,000,292

(1)	Consists of the following plans: 1995 Stock Option/Stock Issuance Plan, the 1999 Equity Incentive Plan, the 1999 Non-Employee Directors Plan and the Employee Stock Option Plan (“ESPP”). Each fiscal year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Equity Incentive Plan automatically increased by the lesser of (i) 5% of the total number of shares of the common stock then outstanding or (ii) 1,180,482, shares. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the number of shares under the ESPP automatically increased by the lesser of (i) 2% of the total number of shares of common stock then outstanding or (ii) 450,000 shares.
(2)	Consists of the 1999 Supplemental Stock Option Plan (the “1999 Supplemental Plan”) as well as inducement option grants for certain Company officers at the time of hire. As it relates to the 1999 Supplemental Plan, a total of 1,197,835 shares of the Company’s common stock were issuable upon exercise of outstanding options at December 31, 2005. The weighted average exercise price of those outstanding options was $23.57 per share. No options were granted and no shares were issued under the 1999 Supplemental Plan to any of the Company’s directors or executive officers. The material features of the 1999 Supplemental Plan are outlined in Note 5 to the Consolidated Financial Statements.

As it relates to inducement options granted to Company officers, such grants were issued pursuant to NASD Rule 4350(i). As of December 31, 2005, a total of 400,000 shares of the Company’s common stock were issuable upon exercise of such outstanding options. The weighted average exercise price of those outstanding options was $44.08 per share. In addition to the individual terms summarized in items (a) and (b) below, if there is a change in control of the Company and the respective officer’s employment is terminated within eighteen months of the change in control, then the remaining unvested options will become immediately exercisable.

(a) On April 6, 2001, the Company granted Thomas E. Hogan, President, Chief Executive Officer and Director, 345,000 stock options at an exercise price of $38.80. These options expire on April 6, 2009 and become exercisable as follows: 86,500 options become exercisable at a rate of 25% per quarter over one year beginning April 6, 2001; and 258,750 options become exercisable at a rate of 6.25% per quarter beginning April 6, 2001 If Mr. Hogan’s employment is terminated for any reason other than cause or if Mr. Hogan resigns under certain circumstances, then the options will vest as though Mr. Hogan completed one additional year of employment, but not more than 25% of the then unvested shares will vest. As of December 31, 2005, 345,000 stock options under this grant remain outstanding.

(b) On January 22, 2001, the Company granted Bryce M. Johnson, Senior Vice President, General Counsel and Secretary, 55,000 stock options at an exercise price of $77.50 per share. These options expire on January 22, 2009 and become exercisable as follows: 25% on January 22, 2002 and 6.25% quarterly thereafter. As of December 31, 2005, 55,000 stock options under this grant remain outstanding.

(3)	Excludes purchase rights accrued under the ESPP.
(4)	Includes shares available for future issuance under the ESPP. As of December 31, 2005, there were 1,179,519 shares available for future issuance under the ESPP.
(5)	Excludes information for options assumed by the Company in business combinations. As of December 31, 2005, a total of 3,208 shares of the Company’s common stock were issuable upon exercise of outstanding assumed options under the assumed plans. The related weighted average exercise price of those outstanding options was $37.66 per share. Upon assumption by the Company, no additional options may be granted under these plans.
(6)	The following executive officers have entered into individual Rule 10b5-1 trading plans pursuant to which stock of the Company will be sold for their account from time to time in accordance with the provisions of the plans without any further action or involvement by the officers: Charles Sansbury, Bryce M. Johnson, Conleth O’Connell, Leo Brunnick, Brett Bachman.

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

Exhibit Number	Description
3.1†	Certificate of Incorporation of the Registrant.

3.2*	Amendment to Certificate of Incorporation of the Registrant.

3.3†	Bylaws of the Registrant.

3.4††††	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.

3.5**	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation

4.1	Reference is made to Exhibits 3.1, 3.2. and 3.3

4.2†	Specimen common stock certificate.

4.3††††	Rights Agreement dated April 25, 2002 between the Company and Mellon Investor Services, LLC.

10.1†	Form of Indemnification Agreements.

10.2†	1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.

10.3†	1999 Equity Incentive Plan.

10.4^	1999 Supplemental Stock Option Plan.

10.5†	“Prism” Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET, Inc.

10.6†	Letter Amendment to “Prism” Development and Marketing Agreement between the Registrant and CNET, Inc. dated August 15, 1998 and attachments thereto.

10.7††	Lease Agreement dated March 3, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.8††	First Amendment to Lease Agreement dated September 1, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.9††	Sublease dated September 26, 2000 among the Registrant, Aptis, Inc. and Billing Concepts Corp.

10.10^	Stock Option Agreement – Jon. O. Niess.

10.11^	Stock Option Agreement I – Thomas E. Hogan.

10.12^	Stock Option Agreement II – Thomas E. Hogan.

10.13^	Stock Option Agreement – Bryce M. Johnson.

10.14^^	Share Sale Agreement dated January 16, 2004 between the Registrant and Tower Technology Pty Limited.

10.15^^^	Notice of Stock Option Grant and Stock Option Agreement – 1999 Supplemental Stock Option Plan

10.16^^^	1999 Non-Employee Director Option Plan.

10.17^^^	Notice of Stock Option Grant and Stock Option Agreement – 1999 Non-Employee Director Automatic Option Plan.

10.18^^^	Notice of Stock Option Grant and Stock Option Agreement – 1999 Equity Incentive Plan.

10.19^^^	Lease Agreement dated January 31, 2002 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.20^^^	First Amendment to Lease Agreement dated November 12, 2001 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.21^^^	Second Amendment to Lease Agreement dated July 22, 2003 between the Registrant and Prentiss Properties Acquisition Partners, L.P.

10.22^^^	Notice of Restricted Stock Award and Restricted Stock Agreement – 1999 Equity Incentive Plan.

10.23	Amended and restated Master Services Agreement with Virtusa Corporation

10.24	The amended Vignette Corporation Employee Stock Purchase Plan

10.25	The amended Vignette Corporation International Employee Stock Purchase Plan

10.26	Michael A. Aviles Stock Option Agreement

10.27	Michael A. Aviles Restricted Stock Agreement

10.28	Offer Letter Agreement with Michael A. Aviles

10.29	Separation Agreement with Michael A. Aviles

10.30	Notice of Restricted Stock Award and Restricted Stock Agreement for Board of Director members under the 1999 Equity Incentive Plan

10.31	Notice of Stock Option Grant and Option Agreement for Board of Director members under the 1999 Equity Incentive Plan

10.32	Offer Letter Agreement with Brett Bachman

10.33	Offer Letter Agreement with David Crean

10.34	Offer Letter Agreement with Gayle Wiley

10.35	Offer Letter Agreement with Lawrence Warnock

16.1 ***	Letter from Ernst & Young LLP to the Securities and Exchange Commission concerning change in certifying accountant

21.1	Subsidiaries List.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-68345).
††	Incorporated by reference to the Company’s Form 10-K/A filed on March 30, 2001 (File No. 000-25375).
†††	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002 (File No. 000-25375).
††††	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375).
*	Incorporated by reference to the Company’s definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000.
^	Incorporated by reference to the Company’s Form 10-K filed on March 28, 2003 (File No. 000-25375).
^^	Incorporated by reference to the Company’s Form 8-K filed on March 5, 2004 (File No. 000-25375).
^^^	Incorporated by reference to the Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)
**	Incorporated by reference to the Company’s Form 8K filed on June 10, 2005 (File No. 00025375)
***	Incorporated by reference to the Company’s Form 8K filed on December 27, 2005 (File No. 00025375)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vignette Corporation
(Registrant)

By:	/s/ Charles W. Sansbury
Charles W. Sansbury
Chief Financial Officer

Dated: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael A. Aviles Michael A. Aviles	President, Chief Executive Officer and Director	March 15, 2006

/s/ Charles W. Sansbury	Chief Financial Officer	March 15, 2006
Charles W. Sansbury

/s/ Jan H. Lindelow	Chairman of the Board of Directors	March 15, 2006
Jan H. Lindelow

/s/ Henry T. DeNero	Director	March 15, 2006
Henry T. DeNero

/s/ Kathleen Earley	Director	March 15, 2006
Kathleen Earley

/s/ Joseph M. Grant	Director	March 15, 2006
Joseph M. Grant

/s/ Jeffrey S. Hawn	Director	March 15, 2006
Jeffrey S. Hawn

/s/ Thomas E. Hogan	Director	March 15, 2006
Thomas E. Hogan

/s/ Michael D. Lambert	Director	March 15, 2006
Michael D. Lambert

VIGNETTE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Vignette Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Vignette Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vignette Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Vignette Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Vignette Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vignette Corporation as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operation, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Vignette Corporation and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Vignette Corporation

We have audited the accompanying consolidated balance sheets of Vignette Corporation (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vignette Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vignette Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

March 9, 2006

VIGNETTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$124,104	$63,781
Short-term investments	72,953	100,582
Accounts receivable, net of allowance of $1,383 and $4,454 as of December 31, 2005 and 2004, respectively	38,610	41,569
Prepaid expenses and other	7,828	5,424

Total current assets	243,495	211,356

Property and equipment:
Equipment	1,362	1,517
Computers and purchased software	34,090	32,727
Furniture and fixtures	2,725	2,805
Leasehold improvements	8,199	7,845

	46,376	44,894
Accumulated depreciation	(38,185)	(35,130)

	8,191	9,764

Investments	8,288	12,400
Goodwill	120,110	123,912
Technology, net of accumulated amortization and impairment charges of $56,198 and $49,931, respectively	20,903	27,170
Other intangible assets, net of accumulated amortization and impairment charges of $11,867 and $6,864 as of December 31, 2005 and 2004, respectively	13,733	18,736
Other assets	2,441	2,118

Total assets	$417,161	$405,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,910	$2,355
Accrued employee liabilities	14,638	13,916
Accrued restructuring charges	2,901	7,846
Accrued exit and severance costs	1,119	3,761
Accrued income taxes	5,597	4,356
Accrued other charges	13,189	14,277
Deferred revenue	34,306	33,444
Other current liabilities	2,516	4,995

Total current liabilities	78,176	84,950
Accrued restructuring charges, less current portion	3,908	7,829
Accrued exit and severance costs, less current portion	415	2,503
Deferred revenue, less current portion	4,553	3,356

Total liabilities	87,052	98,638
Stockholders’ equity:
Common stock – $0.01 par value; 500,000,000 shares authorized; 29,546,137 and 28,982,756 shares issued and outstanding December 31, 2005 and 2004, respectively (net of treasury shares of 212,767 and 211,543 as of December 31, 2005 and 2004, respectively)	296	290
Additional paid-in capital	2,753,937	2,750,376
Deferred stock compensation	(380)	(491)
Accumulated other comprehensive income	1,204	1,985
Accumulated deficit	(2,424,948)	(2,445,342)

Total stockholders’ equity	330,109	306,818

Total liabilities and stockholders’ equity	$417,161	$405,456

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Product license	$70,316	$63,152	$60,986
Services	120,359	114,775	97,328

Total revenue	190,675	177,927	158,314
Cost of revenue:
Product license	2,911	5,036	2,844
Amortization of acquired technology	6,267	10,115	3,450
Services (1)	55,427	53,281	39,531

Total cost of revenue	64,605	68,432	45,825

Gross profit	126,070	109,495	112,489

Operating expenses:
Research and development (1)	33,200	40,211	39,923
Sales and marketing (1)	67,956	74,489	68,160
General and administrative (1)	19,593	17,972	15,727
Purchased in-process research and development, acquisition-related and other charges	270	7,609	4,258
Business restructuring (benefit) charges	(2,899)	18,083	(14,687)
Amortization of deferred stock compensation	834	480	1,107
Amortization of intangible assets	5,003	4,919	1,965

Total operating expenses	123,957	163,763	116,453

Income (loss) from operations	2,113	(54,268)	(3,964)

Other income (expense):
Interest income	5,944	3,158	3,747
Interest expense	(137)	(118)	(29)
Other	(361)	(145)	1,350
Gain on sale of equity investments	15,264	—	—

Total other income (expense), net	20,710	2,895	5,068

Income (loss) before income taxes	22,823	(51,373)	1,104
Provision for income taxes	(2,429)	(1,482)	(1,137)

Net income (loss)	$20,394	$(52,855)	$(33)

Basic net income (loss) per share	$0.70	$(1.86)	$(0.00)

Diluted net income (loss) per share	$0.68	$(1.86)	$(0.00)

Shares used in computing basic net income (loss) per share	29,181	28,381	25,310
Shares used in computing diluted net income (loss) per share	29,807	28,381	25,310

	Year Ended December 31,
	2005	2004	2003
(1) Excludes amortization of deferred stock compensation as follows:
Research and development	$12	$(71)	$324
Sales and marketing	124	(48)	69
General and administrative	698	599	714

	$834	$480	$1,107

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Notes Receivable for Purchase of Common Stock	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2002	25,184,237	$252	$2,659,280	$(32)	$(1,367)	$170	$(2,392,451)	$265,852
Issuance of common stock in purchase of business	417,256	4	10,628	—	—	—	—	10,632
Issuance of common stock pursuant to employee stock purchase plan	103,896	1	1,271	—	—	—	—	1,272
Stock options exercised	283,368	3	2,409	—	—	—	—	2,412
Repurchase of common stock	(17,676)	—	(423)	—	—	—	—	(423)
Deferred stock compensation related to stock option and restricted stock grants	43,103	—	1,030	—	(1,030)	—	—	—
Forfeiture of stock options	—	—	(30)		30	—	—	—
Amortization of deferred stock compensation	—	—	—	—	1,107	—	—	1,107
Other	(8,845)	—	(32)	32	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(33)	(33)
Unrealized Investment gains	—	—	—	—	—	166	—	166
Foreign currency translation adjustment, cumulative translation gain of $723 at December 31, 2003	—	—	—	—	—	361	—	361

Total comprehensive income								494

Balance at December 31, 2003	26,005,339	260	2,674,133	—	(1,260)	697	(2,392,484)	281,346
Issuance of common stock in purchase of business	2,715,152	27	73,273	—	—	—	—	73,300
Issuance of common stock pursuant to employee stock purchase plan	120,735	1	1,497	—	—	—	—	1,498
Stock options exercised	175,155	2	1,807	—	—	—	—	1,809
Forfeiture of restricted stock grants	(30,625)	—	(232)	—	371	—	—	139
Deferred stock compensation related to stock option and restricted stock grants	—	—	87	—	(82)	—	—	5
Repurchase of restricted stock	(3,000)	—	(189)	—	—	—	—	(189)
Amortization of deferred stock compensation	—	—	—	—	480	—	—	480
Other	—	—	—	—	—	—	(3)	(3)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(52,855)	(52,855)
Unrealized Investment gains	—	—	—	—	—	1,002	—	1,002
Foreign currency translation adjustment, cumulative translation gain of $1,009 at December 31, 2004	—	—	—	—	—	286	—	286

Total comprehensive loss								(51,567)

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Notes Receivable for Purchase of Common Stock	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2004	28,982,756	$290	$2,750,376	$—	$(491)	$1,985	$(2,445,342)	$306,818
Issuance of common stock pursuant to employee stock purchase plan	88,900	1	986	—	—	—	—	987
Stock options exercised	416,437	4	1,851	—	—	—	—	1,855
Forfeiture of restricted stock grants	(2,500)	—	(34)	—	34	—	—	—
Deferred stock compensation related to stock option and restricted stock grants	60,544	1	758	—	(757)	—	—	2
Amortization of deferred stock compensation	—	—	—	—	834	—	—	834
Comprehensive loss:
Net income	—	—	—	—	—	—	20,394	20,394
Realized investment gains	—	—	—	—	—	(992)	—	(992)
Foreign currency translation adjustment, cumulative translation gain of $1,220 at December 31, 2005	—	—	—	—	—	211	—	211

Total comprehensive income								19,613

Balance at December 31, 2005	29,546,137	$296	$2,753,937	$—	$(380)	$1,204	$(2,424,948)	$330,109

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income (loss)	$20,394	$(52,855)	$(33)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	5,654	9,065	14,626
Amortization	11,270	15,150	5,881
Noncash compensation expense	834	480	1,107
Purchased in-process research and development, acquisition-related and other charges (noncash)	—	5,923	1,100
Noncash restructuring (benefits) charges	(778)	3,200	—
Noncash investment impairments	—	206	75
Gain on Sale of equity investments	(15,264)	—	—
Gain on disposal of fixed assets	(114)	—	—
Other noncash items	188	(398)	(542)
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	682	(2,121)	3,271
Prepaid expenses and other assets	1,412	1,741	(2,984)
Accounts payable	1,702	(622)	473
Accrued expenses	497	(5,808)	(52,245)
Accrued restructuring expenses	(12,935)
Deferred revenue	3,957	(5,665)	(12,912)
Other liabilities	(769)	213	(1,228)

Net cash provided by/ (used) in operating activities	16,730	(31,491)	(43,411)

Investing activities:
Purchase of property and equipment	(4,253)	(4,983)	(7,408)
Purchase of businesses, net of cash acquired	—	(43,751)	(24,439)
Maturity of restricted investments	2,858	457	1,486
Purchase of marketable securities and short-term investments	(50,028)	—	—
Maturity of marketable securities and short-term investments	77,657	99,291	35,439
Purchase of equity securities	(45)	(276)	(334)
Proceeds from sale of equity securities	15,517	824	—
Other	253	(45)	114

Net cash provided by in investing activities	41,959	51,517	4,858

Financing activities:
Payments on long-term debt and capital lease obligations	—	(72)	(280)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	2,843	3,307	3,684
Purchase of Company common stock	—	—	(423)

Net cash provided by financing activities	2,843	3,235	2,981

Effect of exchange rate changes on cash and cash equivalents	(1,209)	881	2,769

Net increase/(decrease) in cash and cash equivalents	60,323	24,142	(32,803)
Cash and cash equivalents at beginning of year	63,781	39,639	72,442

Cash and cash equivalents at end of year	$124,104	$63,781	$39,639

Supplemental disclosure of cash flow information:
Interest paid	$137	$118	$29

Income taxes paid	$905	$1,609	$911

Noncash activities:
Common stock issued and stock options exchanged to acquire businesses	$—	$73,300	$10,632

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

NOTE 2 — Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accruals for facility lease commitments vacated as a result of both its business restructuring and business acquisitions. During the year ended December 31, 2005, the Company continued to execute on its existing business restructuring plan, including the successful early termination of and/or execution of additional subleases for leased office space, and adjusted existing site consolidation accruals resulting in total business restructuring benefits of $2.9 million. It is reasonably possible that sublease assumptions could change further in the near term, requiring adjustments to future income and goodwill.

The Company periodically reviews the valuation and amortization of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or useful life. During the years ended December 31, 2005 and December 31, 2004, no changes to the established estimated lives for identifiable intangible assets were made and no impairment charges were deemd necessary.

Revenue recognition

Revenue consists of product license and services fees. Product license fee income is earned through licensing the right to use our software and from the sale of specific software products. Services fee income is earned through the sale of maintenance and technical support, consulting services and training services.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Where software licenses are sold with maintenance or other services, the Company allocates the total fee to the various elements based on the fair values of each element in the arrangement. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate. If we do not have VSOE for license elements of an arrangement, but do have VSOE for all undelivered elements, the Company uses the residual method to record revenue. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value; the remaining arrangement fee, including any discount, is allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount.

Revenue allocated to product license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred and collection of a fixed or determinable fee is probable. We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable, and such amounts are recognized as revenue as they become due. If collectibility is not considered probable, revenue is recognized when the fee is collected. For software arrangements where the Company is obligated to perform professional services for implementation of the product, the Company evaluates whether delivery has occurred upon shipment of software or upon completion of services and if the customer payment is probable. This evaluation is made based on various factors such as the nature of the services work, order type (e.g. initial vs. follow-on), customer’s payment history, etc. In the instances where delivery is deemed not to have occurred upon shipment based on the aforementioned factors, license revenue is taken when the Company has no significant remaining obligations with regard to the implementation.

Revenue from perpetual licenses that include unspecified, additional software products is recognized ratably over the term of the arrangement, beginning with the delivery of the first product.

Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

Revenue allocated to training and consulting service elements is recognized as the services are performed as they are not essential to the functionality of our products.

Deferred revenue includes amounts received from customers in excess of revenue recognized. Accounts receivable includes amounts due from customers for which revenue has been recognized.

The Company follows very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers’ ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers’ financial condition

Accounts receivable

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

Auction rate securities are highly liquid, variable rate securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through dutch auctions that are typically held every 7, 28, or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Substantially all of the auction rate securities held have contractual maturities in excess of ten years from December 31, 2005

The Company classifies auction rate securities as “available for sale” pursuant to Statement of accounting Standards No. 115. Furthermore, the Company classified these securities as short-term because: (i) we acquired and held these securities with the intent to liquidate them as the need for working capital arose in the ordinary course of business; (ii) we are able to either liquidate our holdings or roll our investment over to the next reset period at each rate reset interval as described above.

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

Short-term investments consist of the following (in thousands):

	December 31, 2005			December 31, 2004
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$9,369	$(16)	$9,353	$2,195	$8	$2,203
Corporate notes	1,043	—	1,043	16,711	(71)	16,640
Medium term notes	—	—	—	921	(4)	917
Auction rate	62,557	—	62,557	80,822	—	80,822

	$72,969	$(16)	$72,953	$100,649	$(67)	$100,582

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

	December 31,
	2005	2004
Restricted investments (cost approximates fair value)	$6,960	$9,793
Equity investments:
Common stock	—	1,323
Limited partnership interest	1,328	1,284

	$8,288	$12,400

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair values are based on quoted market prices where available. If quoted market prices are not available, management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments.

The Company held restricted investments in the form of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist. All restricted investments mature in 2006 and the average yield of these investments is approximately 2.98%

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions that reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized impairment charges of $0.0 million, $0.2 million, and $0.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Such impairments are recorded in “Other income (expense)” on the Consolidated Statements of Operations.

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

	Balance at Beginning of Period	Charged to Expense, net of Recoveries	Adjustments from Business Combinations	Deduction of Uncollectible Accounts	Balance at End of Period
Year ended December 31, 2005	$4,454	180	107	(3,358)	$1,383
Year ended December 31, 2004	$3,344	1,288	149	(327)	$4,454
Year ended December 31, 2003	$7,726	237	(1,384)	(3,235)	$3,344

No customers accounted for more than 10% of the Company’s total revenue during the years ended December 31, 2005, 2004 or 2003.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial instruments

The reported amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivables, accounts payable and accrued liabilities, approximate fair value. The Company uses derivative financial instruments to reduce its risk to foreign currency fluctuations. At December 31, 2005, the notional value of the foreign currency contracts was $10.9 million and based on the applicable exchange rates, the fair value of derivative financial instruments was a liability of $0.1 million. At December 31, 2004, the notional value of the foreign currency contracts was $16.6 million and based on the applicable exchange rates, the fair value of derivative financial instruments was a liability of $0.6 million. Foreign currency contracts are classified on the balance sheet in “Prepaid expenses and other” or in “Other current liabilities.” The Company had no foreign currency contracts or derivative financial instruments in 2003.

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

Goodwill and other intangible assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. The Company periodically assesses its intangible assets, including goodwill, for indications of impairment. Based on this assessment no such impairment charges were recorded in either 2005, 2004, or 2003.

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

Research and development

The Company capitalizes costs related to certain software development activities in accordance with Statement of Financial Accounting Standards 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“Statement 86”). Capitalization commences when technological feasibility has been established and ceases when the product is available for general release to customers. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. To date, the time between achieving technological feasibility and the general availability of software has been short and internal costs qualifying for capitalization have been insignificant. During fiscal years 2005, 2004, and 2003 no such costs were capitalized. In years prior to 2003 such capitalized costs relate to software developed by third-parties that were not acquired in a business combination. They are amortized using the straight-line method over the estimated useful life, generally 18 months. Amortization expense was $0.0 million, $0.1 million, and $0.5 million for the years ended 2005, 2004 and 2003, respectively and is included in “Cost of revenue – product license” in the accompanying Consolidated Statements of Operations.

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

Foreign currency

The functional currency of the Company’s foreign subsidiaries is the respective local currency. Assets and liabilities of these foreign subsidiaries are translated to U.S. Dollars at year-end exchange rates. Income statement items are translated to U.S. dollars at average exchange rates prevailing during the period. Accumulated net translation adjustments are recorded in “Accumulated other comprehensive income,” a separate component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in “Other income (expense)” in the accompanying Consolidated Statements of Operations. Gains and losses from foreign currency denominated transactions amounted to a $0.6 million loss, a $0.1 million loss, and a $0.9 million gain for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-based compensation

At December 31, 2005, the Company has five stock-based compensation plans, which are described more fully in Note 5. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options or its stock to its employees and Board of Directors at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation costs are recorded. In the event that options are granted or restricted shares are issued at an exercise price that is less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the respective option or restricted stock. Deferred stock compensation is amortized on an accelerated basis over the respective vesting periods of the underlying options or restricted stock, and is recorded as “Amortization of deferred stock compensation” in the accompanying Consolidated Statements of Operations.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Net income (loss):
Reported net income (loss)	$20,394	$(52,855)	$(33)
Add: Total stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	834	480	1,107
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,707)	(16,951)	(44,265)

Pro forma net income (loss)	$13,521	$(69,326)	$(43,191)

Basic net income (loss) per share :
Reported net income (loss) per share	$0.70	$(1.86)	$(0.00)

Pro-forma net income (loss) per share	$0.46	$(2.44)	$(1.71)

Diluted net income (loss) per share :
Reported net income (loss) per share	$0.68	$(1.86)	$(0.00)

Pro-forma net income (loss) per share	$0.45	$(2.44)	$(1.71)

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity instruments issued to non-employees are accounted for in accordance with Statement 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

Comprehensive income

Comprehensive income includes net income (loss) and other comprehensive income (loss) and is presented in the Consolidated Statements of Changes in Stockholders’ Equity. Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income establishes standards for reporting comprehensive income and its components in the financial statements. Accumulated other comprehensive income is displayed as a separate component of stockholders’ equity in the Company’s Consolidated Balance Sheet and consisted of the following (in thousands):

	December 31,
	2005	2004
Foreign currency translation	$1,220	$1,009
Unrealized gain (loss) on available-for-sale investments:
Short-term investments	(16)	(74)
Long-term investments	—	1,050

	$1,204	$1,985

Product warranties

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically such costs have not been material.

Advertising costs

Advertising costs are expensed as incurred. The company did not recognize any material advertising expenses for the years ended December 31, 2005, 2004 and 2003, respectively.

Income taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. The Company includes stock options, the employee stock purchase plan (“ESPP”), and restricted shares in the calculation of diluted earnings per share. The Company had outstanding common stock options of 3,587,412 and 4,081,384 at December 31, 2004 and 2003, respectively. Such outstanding common stock options have been excluded from the calculation of diluted net loss per share for fiscal years 2004 and 2003, as the effect of their exercise would be antidilutive.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$20,394	$(52,855)	$(33)

Basic:
Weighted-average common shares outstanding	29,285	28,428	25,396
Weighted-average common shares subject to repurchase or forfeiture	(104)	(47)	(86)

Weighted-average common shares used in computing basic net income (loss) per share	29,181	28,381	25,310

Diluted:

Stock Options, ESPP, and restricted shares	626	—	—

Weighted-average common shares used in computing diluted net income (loss) per share	29,807	28,381	25,310

Basic net income (loss) per share	$0.70	$(1.86)	$(0.00)

Diluted net income (loss) per share	$0.68	$(1.86)	$(0.00)

Segments

The Company applies Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and considers its business activities to constitute a single segment.

Employee 401(k) plan

In 1997, the Company established a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986 (“The Plan”). Participants are allowed to make voluntary contributions to the Plan up to 25% of compensation. The Company can make discretionary contributions to the Plan of amounts determined and authorized by the Company’s Board of Directors up to the maximum amounts permitted by the Internal Revenue Service (“IRS”). Participants direct the investment allocation of all contributions. Contributions are subject to limitations imposed by the Internal Revenue Code (the “Code”). The Company elected to match the first one thousand dollars of each participant’s contributions for a total company contribution of $347 thousand for the year ended December 31, 2005. The Company made no contributions in the years ended December 31, 2004 and 2003.

Through its recent business combinations, the Company assumed the 401(k) Plans of Tower Technology, Epicentric, and Intraspect (the “Assumed Plans”). The Assumed Plans are voluntary defined contribution retirement plans qualifying under Section 401(k) of the Internal Revenue Code of 1986. Under the terms of the Assumed Plans, the Company may match employee contributions; however, the company elected to not make any contributions to the plans. The Company elected to merge the Tower Technology 401(K) Plan into the Vignette Corporation 401(K) Plan, effective July 1, 2004. Employees of Tower Technology became participants in the Plan as of July 1, 2004. Assets in the amount of $ 0.9 million were converted to the Vignette Corporation 401(k) Plan. In 2005, after deducting all charges and expenses of the Intraspect plan, the balances of all individual accounts were adjusted and the remaining assets distributed. In December 2003, after deducting all charges and expenses of the Epicentric plan, the balances of all individual accounts were adjusted and the remaining assets distributed.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent accounting pronouncements

In December 2004, FASB issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statements of operations. The effective date of the new standard for the Company will be the first quarter of fiscal 2006.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB 107 in connection with our adoption of SFAS 123R.

We plan to adopt SFAS 123R using the modified prospective method, under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. Upon adoption of SFAS 123R, we plan to use the Black-Scholes model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan. We are currently evaluating the potential impact of this standard on our financial position, results of operations, and cash flows. We expect this standard to have a significant impact on the consolidated statements of operations. The current expected range of expense for the first quarter of 2006 is $750 thousand to $1 million. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations as required under SFAS 123. The Company is currently evaluating the impact of 123R in relation to the statement of cash flows relative to any excess tax benefits that may be generated.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and Relocation	Total
Initial accrual at March 1, 2004	$3,146	$1,426	$4,572

Cash activity	(864)	(1,400)	(2,264)
Adjustment to accrual	(866)	(26)	(892)

Balance at December 31, 2004	$1,416	$—	$1,416
Cash activity	(689)	—	(689)
Adjustment to accrual	190	—	190

Balance at December 31, 2005	$917	$—	$917
Less: current portion			502

Long-term exit costs and severance and relocation			$415

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands:

	Exit Costs	Severance and relocation	Total
Initial accrual at December 10, 2003	$2,250	$543	$2,793
Adjustment to accrual	—	(30)	(30)

Cash activity	(67)	(507)	(574)

Balance at December 31, 2003	2,183	6	2,189
Adjustment to accrual	21	148	169
Cash activity	(834)	(154)	(988)

Balance at December 31, 2004	1,370	—	1,370
Adjustment to accrual	(38)	—	(38)
Cash activity	(801)	—	(801)

Balance at December 31, 2005	$531	$—	$531
Less: current portion			(531)

Long term exit costs and severance and relocation			$—

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and Relocation	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689

Cash activity	—	—	—

Balance at December 31, 2002	$9,794	$1,895	$11,689
Adjustment to accrual	190	—	190
Cash activity	(3,692)	(1,823)	(5,515)

Balance at December 31, 2003	$6,292	$72	$6,364
Adjustment to accrual	(454)	(72)	(526)
Cash activity	(2,360)	—	(2,360)

Balance at December 31, 2004	$3,478	$—	$3,478
Adjustment to accrual	(833)	—	(833)
Cash activity	(2,559)	—	(2,559)

Balance at December 31, 2005	$86	$—	$86
Less: current portion			(86)

Long term exit costs and severance and relocation			$—

The following table summarizes costs related to our business combinations (in thousands):

	Year Ended December 31,
	2005	2004	2003
Purchased in-process research and development	$—	$4,800	$1,100
Cross-training, product integration and other	270	1,345	490
Severance and other employee-related costs	—	807	136
Contingent compensation	—	657	2,532

	$270	$7,609	$4,258

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 — Intangible Assets

Intangible assets with indefinite lives

The changes in the carrying amount of intangible assets with indefinite lives, net of accumulated amortization and impairment charges, are as follows (in thousands):

Goodwill
Balance at December 31, 2003	$46,969
Acquisition	82,023
Purchase price adjustments	(5,080)

Balance at December 31, 2004	123,912

Purchase price adjustments	(3,802)

Balance at December 31, 2005	$120,110

The goodwill balance at December 31, 2005 and 2004 pertains to the Tower technology business combination completed in March 2004, the Intraspect business combination completed in December 2003, and the Epicentric business combination completed in December 2002.

The purchase price adjustments in 2005 relate primarily to a $3 million claim filed in February 2005 against the escrow established in the acquisition of Tower Technology for certain pre-acquisition tax exposures. The Company is currently reviewing these issues with former Tower shareholders, but the Company expects that substantially all payments related to these liabilities will be funded from the escrow account. As a result, the reduction of goodwill relates primarily to a reduction in these tax liabilities related to the Tower Technology acquisition.

Purchase price adjustments in 2004 primarily relate to the reduction in the calculated amount of cash consideration paid to certain former Tower Technology option holders subsequent to acquisition pursuant to the Share Sale Agreement dated January 22, 2004. The actual amount paid was $3.8 million whereas the estimated amount at the acquisition date was $7.1 million. The decline in the actual amount of the payment was directly proportional to the decline in the Company’s stock price. Other purchase price adjustments made in 2004 relate to reductions in deferred tax liabilities, and adjustments to certain accrual assumptions, which were partially offset by an increase in the tax withholding provision in the United Kingdom for Tower Technology.

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

Using data as of October 1, 2005 and 2004, the Company passed the first step. The Company also reviewed other factors to determine the likelihood of impairment. Based on these findings, the remaining net goodwill balance of $120.1 million is not considered impaired at December 31, 2005.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	December 31,
	2005			2004
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Business combinations:
Technology	$77,101	$(56,198)	$20,903	$77,101	$(49,931)	$27,170
Non-compete contracts	2,200	(1,442)	758	2,200	(1,092)	1,108
Customer relationships	23,400	(10,425)	12,975	23,400	(5,772)	17,628

Balance at December 31, 2003 and 2004	$102,701	$(68,065)	$34,636	$102,701	$(56,795)	$45,906

The net carrying amount of intangible assets acquired in business combinations relates to the Epicentric, Intraspect, and Tower Technology purchases.

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The weighted average useful life for Technology is 72 months. The weighted average useful life for Non-compete contracts is 48 months. The weighted average useful life of customer relationships is 70 months. The weighted average useful life for intangible assets in total with definite lives is 71 months. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the years ended December 31, 2005, 2004 and 2003 was $11.2 million, $15.0 million, and $5.4 million, respectively. Of these amounts, $5.0 million, $4.9 million, and $2.0 million, was recorded as “Amortization of intangible assets” in operating expenses, respectively, and the remaining $6.3 million, $10.1 million, and $3.4 million, respectively, was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) for the next five years is as follows:

For the year ended December 31, 2006	$8,736
For the year ended December 31, 2007	$8,400
For the year ended December 31, 2008	$8,108
For the year ended December 31, 2009	$8,050
For the year ended December 31, 2010	$1,342

NOTE 5 — Stockholders’ Equity

Reverse Stock Split

On June 10, 2005, the one for ten reverse stock split of the common stock of the Company became effective. The reverse stock split was approved by the Company’s stockholders on May 27, 2005 at the Company’s annual meeting. The Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the reverse stock split. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Preferred stock

The number of shares authorized to be designated as preferred stock was 10,000,000 at December 31, 2005 and 30,000,000 at December 31, 2004. In June 2005 the Company amended its Amended and Restated Certificate of Incorporation to change the number of shares authorized to be designated as preferred stock from 30,000,000 shares to 10,000,000 shares. There were no shares outstanding at December 31, 2005 or 2004.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Under the Plan, stockholders on May 6, 2002 received one right to purchase a one one-hundredth of a share of Series A Junior Participating Preferred Stock, par $0.01 per share, at a price of $300.00 per one one-hundredth, subject to adjustment. The rights were issued as a non-taxable dividend and will expire 10 years from the date of the adoption of the Plan, unless earlier redeemed or exchanged. The rights are not immediately exercisable; however, they will become exercisable upon the earlier to occur of (i) the close of business on the tenth day after a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of the Company’s outstanding common stock or (ii) the close of business on the tenth day (or such later date as may be determined by the Board of Directors prior to such time as any person becomes an acquiring person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in the beneficial ownership by a person or group of 15 percent or more of the Company’s outstanding common stock. If a person or group acquires 15 percent or more of the Company’s common stock, then all rights holders except the acquirer will be entitled to acquire the Company’s common stock at a significant discount. The intended effect will be to discourage acquisitions of 15 percent or more of the Company’s common stock without negotiation with the Board of Directors.

Common stock

The Company authorized the issuance of 500,000,000 shares of $0.01 par value common stock. A portion of the shares issued are restricted and are subject to forfeiture, until the respective vesting requirement is achieved, which is generally one to three years from grant or issuance. As of December 31, 2005, 103,644 shares were subject to forfeiture.

As of December 31, 2005, the Company reserved shares of its common stock for the following purposes:

Employee stock purchase plan	1,179,519
Stock options available for grant	4,820,773
Exercise of outstanding stock options	3,146,523

9,146,815

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

Under the 1995 Plan, certain employees, members of the Board and independent advisors were granted options to purchase shares of the Company’s common stock and were issued shares of the Company’s common stock. Options are immediately exercisable. Upon certain events, the Company has repurchase rights for unvested shares equal to the original exercise price. At December 31, 2004, no shares were subject to repurchase. The Company also has the right of first refusal for any proposed disposition of shares issued under the 1995 Plan. The stock options and the related exercised stock will generally vest over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. Stock issuance may be for purchase or as a bonus for services rendered to the Company. Options outstanding at the time of the Company’s initial public offering were assumed under the Company’s 1999 Plan. Options may not be granted from the 1995 Plan subsequent to the Company’s initial public offering, therefore, no shares were available for future grant under the 1995 Plan at December 31, 2005. Options that expire under the 1995 Plan will be available for future grants under the 1999 Plan.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Under the 1999 Plan, employees, non-employee members of the Board and consultants may be granted options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options are exercisable in accordance with each stock option agreement. The term of each option is no more than ten years from the date of grant. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Plan automatically increased by the lesser of (i) 5% of the total number of shares of the common stock then outstanding or (ii) 1,180,482 shares. At December 31, 2005, there were 7,239,387 shares authorized for issuance, including shares assumed from the 1995 Plan, of which 2,848,324 were available for future grant.

Under the 1999 Supplemental Plan, only employees and consultants who are common-law employees of the corporation are eligible for the grant of options. Employees who are officers of the corporation are not eligible for the grant of options under this Plan. The term and vesting periods are equivalent to those under the 1999 Plan. At December 31, 2005, there were 3,300,000 shares authorized for issuance of which 1,874,199 were available for future grant.

Under the Directors’ Plan, non-employee members of the Board may be granted non-qualified options to purchase shares of common stock. Vesting for options granted prior to April 2004 occurs over a four-year cumulative period. Vesting of options granted after April 2004 occurs over a one-year period. The term of each option is no more than ten years from the date of grant. At December 31, 2005, there were 150,000 shares authorized for issuance of which 98,250 were available for future grant.

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

The following table summarizes stock option activity and related information through December 31, 2005. The activity presented below is on a post split basis after giving effect for the one-for-ten reverse stock split and is as follows:

	Year Ended December 31,
	2005		2004		2003
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of period	3,587,412	$31.24	4,081,384	$45.42	4,604,156	$52.00
Granted	736,953	13.15	1,235,327	17.74	855,659	20.10
Exercised	(416,437)	4.45	(175,155)	10.33	(283,368)	8.50
Canceled	(761,405)	50.18	(1,554,144)	60.11	(1,095,063)	62.90

Outstanding at end of period	3,146,523	25.96	3,587,412	31.24	4,081,384	45.42

Options exercisable at period end	2,213,835	31.54	1,985,033	41.50	2,123,004	62.30

Options available for grant	4,820,773		4,567,251		4,380,433

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes options outstanding and exercisable as of December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.01 - $7.50	4,809	0.6	$5.49	4,809	$5.49
$7.51 - $15.00	1,340,217	5.3	11.21	559,195	10.16
$15.01 - $30.00	954,564	6.1	21.30	802,898	22.16
$30.01 - $50.00	542,391	3.5	38.76	542,391	38.76
$50.01 - $75.00	202,306	3.4	59.27	202,306	59.27
$75.01 - $150.00	86,654	2.6	86.12	86,654	86.12
$150.01 - 250.00	1,829	2.8	188.64	1,829	188.64
$250.01 - $700.00	13,753	2.3	399.64	13,753	399.64

	3,146,523	5.0	$25.96	2,213,835	$31.54

Under the ESPP, as amended, the Company has reserved 2,157,286 shares of common stock for issuance to participating employees. Under the terms of the ESPP, there are two, six-month offerings per year. Employees may direct the Company to withhold up to 15% of their salary to purchase the Company’s common stock. An employee may purchase a maximum of 200 shares per six-month offering period. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the number of shares under the ESPP automatically increased by the lesser of (i) 2% of the total number of shares of common stock then outstanding or (ii) 450,000 shares. As of December 31, 2005, 977,767 shares were issued under the ESPP. This plan has 1,179,519 shares available for future issuance.

Fair value disclosures

Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method of Statement 123. Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2005	2004	2003	2005
Risk-free interest rate	3.8%	2.7%	2.0%	3.94%
Weighted-average expected life of the options (years)	2.0	2.4	2.5	1.2
Dividend rate	0.0%	0.0%	0.0%	0.0%
Assumed volatility	63%	109%	120%	60%
Weighted-average fair value of options granted
Exercise price equal to fair value of stock on date of grant	$13.15	$17.74	$14.90	$11.40
Exercise price less than fair value of stock on date of grant	$—	$—	$—	$—

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period and stock purchased under the ESPP is amortized over the six-month purchase period. The impact of the pro forma results that follow may not be representative of compensation

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expense in future years when the effect of the amortization of multiple awards may be reflected in the amounts. The Company’s pro forma information follows (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Pro forma stock-based compensation expense	$7,707	$16,951	$44,265
Pro forma net income (loss)	$13,521	$(69,326)	$(43,191)
Pro forma basic net income (loss) per share	$0.46	$(2.44)	$(1.71)
Pro forma diluted income (loss) per share	$0.45	$(2.44)	$(1.71)

Stock Option Vesting Acceleration

On December 27, 2005, the Board of Directors of the Company approved the acceleration of vesting for certain of the Company’s unvested and “out of the money” stock options previously awarded to its employees, officers and directors under the Company’s Stock Plans with exercise prices ranging from $20.00 to $54.40 per share. The acceleration was effective for stock options unvested and outstanding as of December 27, 2005 and held by optionees providing service to the company as of December 27, 2005. There were approximately 343,000 shares for which the vesting was accelerated with a weighted average exercise price of $22.35.

The purpose of the acceleration is to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operations, upon effectiveness of the application of FASB Statement No.123R (Share-Based Payment) which the company will adopt effective January 1, 2006. The pre-tax charge estimated by the Company to be avoided as a result of the acceleration amounts to approximately $ 1.0 million over the course of the original vesting periods. The estimated charge avoided is $0.5 million in 2006, $0.4 million in 2007 and $0.1 million in 2008. All other previously awarded stock options are not impacted by this change.

Employee option exchange program

On September 28, 2004, the Company granted 2.0 million stock options to employees who elected to participate in the Company’s stock option exchange program, a program designed to retain employees and to provide them with an incentive for maximizing stockholder value. Under the option exchange program, a total of 0.5 million stock options, which were previously granted to the participating employees, were canceled on March 25, 2004 (the “cancellation date”). For non-executive employees at the option exchange program’s cancellation date, the exercise price of these new options was $12.70, which was the fair market value of the Company’s common stock on September 28, 2004, or the grant date. For executive employees at the option exchange program’s cancellation date, the exercise price of these new options was $22.0 which was the fair market value of the Company’s common stock on the exchange program’s cancellation date. The exchange program was organized to comply with Financial Accounting Standard Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and did not result in any additional compensation charges or variable plan accounting. The Company’s senior executive officers and Board of Directors were not eligible to participate in this program.

Deferred stock compensation

In 2005, 2004 and 2003, the Company recorded total deferred stock compensation of $0.8 million $0.1 million, and $1.0 million, respectively. In 2005, the amount related in part to the issuance of 0.6 million shares of restricted common stock to various employees. The reduction in total deferred stock compensation in 2004 was the net result of forfeitures recognized upon the departure of certain employees. In 2003, the amount primarily related to restricted stock issued to our Chief Executive Officer in November 2003. These amounts are being amortized over the vesting periods of the applicable restricted shares and options, resulting in amortization expense of $0.8 million, $0.5 million and $1.1 million for the years ended December 31, 2005, 2004, and 2003 respectively.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share repurchase program

The Board of Directors has approved two stock repurchase programs. Each program was approved with an expiration date of six months after the effective date. In general, repurchases may be made in the open market, through block trades or otherwise and repurchased shares may be used for general corporate purposes, including issuance under the Company’s stock plans. During 2003, the Company repurchased 0.2 million shares of its common stock for $0.2 million. All such repurchases were conducted through open market transactions. The Company did not repurchase stock in 2005 or 2004.

NOTE 6 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002, 2003, and 2004. Components of business restructuring charges and the remaining restructuring accruals as of December 31, 2005 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,676)	—	(123)	(1,799)
Cash activity	(6,358)	—	(709)	(7,067)

Balance at December 31, 2005	$6,679	$—	$130	$6,809
Less: current portion				(2,901)

Accrued restructuring costs, less current portion				$3,908

During 2004, the Company expanded the existing restructuring plan initiated in 2001. In the first quarter of 2004, the Company moved out of its existing headquarters and relocated to nearby office space that now serves as its headquarters. As such, the Company recorded a restructuring charge of

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

approximately $8.0 million in the first quarter of 2004 pursuant to Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). In addition, we incurred severance and other real estate-related expenses of approximately $1.2 million resulting from our business combination with Tower Technology. In the fourth quarter of 2004, the Board of Directors authorized the Company to effect job reductions. The plan included a worldwide reduction in headcount of approximately 120 personnel, including consolidating software development facilities in Boston, Massachusetts and San Francisco, California into the Company’s other existing development facilities. Expenses incurred in the fourth quarter of 2004 as a result of this plan totaled approximately $9.4 million, of which $3.2 million related employee severance, benefits, and outplacement services, $5.3 million related to real estate, and $0.9 million related to the write-off of leasehold improvements for vacated real estate.

Remaining cash expenditures resulting from the restructuring are estimated to be $6.8 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change.

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

Asset impairments

Asset impairments relate to the impairment of certain fixed assets. These fixed assets were impaired as a result of the Company’s decision to vacate certain office space and align its infrastructure with current and projected headcount, resulting in an impairment charge of $0.0 million, $2.3, and $0.0 million, in 2005, 2004, and 2003, respectively.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 —Commitments and Contingencies

The Company leases its office facilities and office equipment under various operating lease agreements having expiration dates through 2011. The Company has operating leases for facilities with escalating rents. Pursuant to SFAS 13 – Accounting for Leases, the Company recognizes rent expense on a straight line basis over the lease term. Rent expense, excluding vacated properties, for the years ended December 31, 2005, 2004, and 2003 was $4.8 million, $6.2 million, and $5.7 million respectively. At December 31, 2005, estimated future rents receivable from signed sublease agreements are $5.7 million through 2011. Future minimum payments due and receivable as of December 31, 2005 under these leases and subleases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2006	$7,629	$1,190
2007	5,304	1,337
2008	4,267	1,199
2009	3,640	1,027
2010	2,920	576
Thereafter	2,476	416

Total minimum lease payments	$26,236

Total minimum sublease rentals		$5,745

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 — Income Taxes

As of December 31, 2005, the Company had federal net operating loss, capital loss and research credit carryforwards of approximately $767.3 million, $39.9 million and $11.8 million, respectively. The net operating loss, capital loss, and research credit carryforwards will expire in varying amounts, between 2006 and 2026, if not utilized. The Company also had a foreign net operating loss carryover of approximately $6.9 million. The foreign net operating loss carryover is not subject to expiration.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss, capital loss, and research credit carryforwards in the event of an “ownership change” of a corporation. At December 31, 2005 approximately $157.9 million of the net operating loss, $5.0 million of the net foreign operating loss, and $1.8 million of the research credit carryover were incurred by companies we acquired and will be subject to an annual limitation. In addition, the remaining net operating loss of $609.4 million, capital loss carryforward of $39.9 million, and research credit carryover of $10.0 million may be subject to this limitation. These restrictions may severely limit the benefit of these tax attributes in future periods. As a result, substantial amounts of the Company’s net operating loss, capital loss, and research credit carryforwards may expire prior to utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2004 and 2005 are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax liabilities:
Intangible assets	$(124)	$(1,186)
Other	(1,235)	(1,259)

	(1,359)	(2,445)

Deferred tax assets:
Depreciable assets	1,675	3,290
Foreign intangible assets	4,008	2,100
Equity investments	790	12,151
Capitalized development costs	30,576	34,349
Deferred revenue	2,098	2,651
Tax carryforwards	312,623	302,113
Accrued liabilities and other	5,163	12,470

	356,933	369,124

Net deferred tax assets	355,574	366,679
Valuation allowance for net deferred tax assets	(355,574)	(366,679)

Net deferred taxes	$—	$—

The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. As of December 31, 2005, the valuation allowance includes approximately $26.4 million related to the acquisition of Epicentric, Intraspect and Tower Technology net deferred tax assets. The initial recognition of these acquired deferred tax asset items will first reduce goodwill, then other non-current intangible assets of the acquired entity. In both years ended December 31, 2005 and 2004 the company recognized approximately $0.3 million of acquired deferred tax assets as a reduction to goodwill. Approximately $150.0 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, substantially all of which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

The Company’s income or loss before taxes includes foreign losses of $6.1 million, $4.1 million and income of $0.2 million for the three years ended December 31, 2005, 2004 and 2003, respectively, from foreign subsidiaries. The losses from foreign operations in the years ended December 31, 2005 and 2004 include the impact of amortization of intangible assets recorded in the acquisition of Tower in March of 2004.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Undistributed earnings of the Company’s foreign subsidiaries were immaterial as of December 31, 2004 and 2005. Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

The Company’s provision for income taxes for 2005, 2004 and 2003 consists primarily of foreign income taxes and withholdings on income generated in foreign countries. The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year ended December 31,
	2005	2004	2003
Federal statutory rate	34.0%	(34.0)%	34.0%
State taxes, net of federal benefit	2.4	(1.5)	8.9
In-process research and development	—	3.2	33.9
Stock compensation	1.2	0.3	34.1
Foreign taxes at different rates	6.5	(1.9)	94.7
Change in valuation allowance	(35.4)	36.6	(212.5)
Non-deductible expenses & other	1.9	0.2	109.9

	10.6%	2.9%	103.0%

Several of the Company’s foreign subsidiaries are currently being reviewed by foreign tax authorities. One tax assessment has been received as a result of an examination and is currently being appealed though a foreign administrative court. The Company’s tax accounts include an accrual for income taxes for amounts intended to satisfy income tax assessments that may result from the examination of the Company’s corporate tax returns. The amounts ultimately paid upon resolution of these examinations could be materially different from the amounts included in the provision for income taxes and result in additional tax benefit, or expense, depending on the ultimate outcome.

NOTE 10 — Related Party Transactions

A receivable loan from an employee granted in 2001 totaled $0.0 million and $0.3 million at December 31, 2005 and 2004, respectively. At December 31, 2005 the Company deemed the receivable to be uncollectible and has written off the receivable balance. The Company holds a Promissory Note from the non-officer employee. The principal sum of $0.3 million was used for personal purposes. The loan was due and payable on June 30, 2003. The loan is now in default. The loan note is secured by a first priority mortgage on such employee’s real estate and bears interest at 8% per annum, compounded quarterly. The Company is pursuing legal remedies under the terms of the security agreement. At both December 31, 2005 and 2004, the principal outstanding was $0.3 million, plus accrued interest to date. An employee receivable is reported as a current asset in the line item “Prepaid expenses and other” unless collection is expected to be outside of one year from the balance sheet date; in which case, it is reported in the line item “Other assets.” At December 31, 2005 and 2004 there were no other related party balances.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11 — Segments of Business and Geographic Area Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s operations by geographic area follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Revenue:
Americas:
United States	$116,057	$109,736	$116,564
Other	3,234	2,446	2,257

Total Americas	119,291	112,182	118,821

Europe	58,079	53,681	35,278
Asia Pacific	13,305	12,064	4,215

Total	$190,675	$177,927	$158,314

	At December 31,
	2005	2004
Identifiable assets:
Americas:
United States	$269,401	$362,369
Other	6,055	4,535

Total Americas	275,456	366,904
Europe	28,064	30,502
Asia Pacific	113,641	8,050

Total	$417,161	$405,456

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

	Three Months Ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004
	(in thousands, except share data and percentages)
Revenue:

Product license	$20,054	$16,822	$17,150	$16,290	$19,309	$12,313	$16,852	$14,679
Services	30,810	30,354	29,839	29,356	29,512	30,301	29,960	25,001

Total revenue	50,864	47,176	46,989	45,646	48,821	42,614	46,812	39,680

Cost of revenue:

Product license	528	706	885	792	1,352	939	1,625	1,121
Amortization of acquired technology	1,254	1,240	1,769	2,004	2,538	2,804	2,806	1,968
Services	14,499	14,396	13,540	12,992	14,638	13,618	13,398	11,306

Total cost of revenue	16,281	16,342	16,194	15,788	18,528	17,361	17,829	14,395

Gross profit	34,583	30,834	30,795	29,858	30,293	25,253	28,983	25,285

Operating expenses:

Research and development	8,042	7,944	8,545	8,670	8,901	10,860	10,300	10,149

Sales and marketing	18,306	17,178	16,536	15,936	17,774	18,553	19,270	19,212

General and administrative	5,117	4,648	4,867	4,960	4,258	4,453	4,466	4,795

Purchased in-process research and development, acquisition-related and other charges	—	—	—	270	442	270	974	5,923

Business restructuring charges	(10)	(778)	43	(2,154)	9,384	39	(519)	9,179

Amortization of deferred stock Compensation	267	252	183	132	98	15	211	156

Amortization of intangible assets	1,166	1,279	1,279	1,279	1,346	1,379	1,379	815

Total operating expenses	32,888	30,523	31,453	29,093	42,203	35,569	36,081	50,229

Income (loss) from operations	1,695	311	(658)	765	(11,910)	(10,316)	(7,098)	(24,944)

Other income (expense), net	1,800	1,551	14,908	2,451	574	686	1,126	509

Income (loss) before income taxes	3,495	1,862	14,250	3,216	(11,336)	(9,630)	(5,972)	(24,435)

Provision for income taxes	600	542	789	498	596	391	265	230

Net income ( loss)	$2,895	$1,320	$13,461	$2,718	$(11,932)	$(10,021)	$(6,237)	$(24,665)

Basic income (loss) per share (1)	$0.10	$0.05	$0.46	$0.09	$(0.41)	$(0.35)	$(0.22)	$(0.92)

Diluted income (loss) per share (1)	$0.10	$0.04	$0.46	$0.09	$(0.41)	$(0.35)	$(0.22)	$(0.92)

(1)	Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per common share information may not equal the annual loss per share.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended
	Dec. 31, 2005	Sept.30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004
As a Percentage of Total Revenue:
Revenue:
Product license	39%	36%	36%	36%	40%	29%	36%	37%
Services	61	64	64	64	60	71	64	63

Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product license	1	1	2	2	3	2	3	3
Amortization of acquired technology	2	3	4	4	5	7	6	5
Services	29	31	28	29	30	32	29	28

Total cost of revenue	32	35	34	35	38	41	38	36

Gross profit	68	65	66	65	62	59	62	64
Operating expenses:
Research and development	16	17	18	19	18	25	22	26
Sales and marketing	36	36	35	35	36	44	41	48
General and administrative	10	10	10	11	9	10	10	12
Purchased in-process research and development, acquisition-related and other charges	—	—	—	1	1	1	2	15
Business restructuring charges	—	(2)	—	(5)	19	—	(1)	23
Amortization of deferred stock compensation	1	—	1	—	—	—	—	—
Amortization of intangible assets	2	3	3	3	3	3	3	2

Total operating expenses	65	64	67	64	86	83	77	126

Income (loss) from operations	3	1	(1)	1	(24)	(24)	(15)	(62)
Other income, net	4	3	31	5	1	2	2	1

Income (loss) before income taxes	7	4	30	6	(23)	(22)	(13)	(61)
Provision for income taxes	1	1	1	1	1	1	1	1

Net income (loss)	6%	3%	29%	5%	(24)%	(23)%	(14)%	(62)%