Form 10-Q
period 2006-03-31
VIGNETTE CORP
filed 2006-05-10
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Common Stock, $0.01 par value

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2006, there were 29,759,386 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended March 31, 2006

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

in thousands

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,982	$124,104
Short-term investments	85,971	72,953
Accounts receivable, net	34,153	38,610
Prepaid expenses and other current assets	7,932	7,828

Total current assets	244,038	243,495
Property and equipment, net	7,994	8,191
Investments	8,300	8,288
Goodwill	120,110	120,110
Other intangibles, net	32,445	34,636
Other assets	2,030	2,441

Total assets	$414,917	$417,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29,745	$35,757
Deferred revenue	35,572	34,306
Other current liabilities	8,337	8,113

Total current liabilities	73,654	78,176
Deferred revenue, less current portion	4,229	4,553
Other long-term liabilities, less current portion	3,856	4,323

Total liabilities	81,739	87,052
Stockholders’ equity	333,178	330,109

Total liabilities and stockholders’ equity	$414,917	$417,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended March 31,
	2006	2005
Revenue:
Product license	$15,466	$16,290
Services	31,430	29,356

Total revenue	46,896	45,646
Cost of revenue:
Product license	763	792
Amortization of acquired technology	1,254	2,004
Services	14,418	12,992

Total cost of revenue	16,435	15,788

Gross profit	30,461	29,858
Operating expenses:
Research and development (1)	8,392	8,654
Sales and marketing (1)	17,469	15,948
General and administrative (1)	4,498	5,096
Purchased in-process research and development, acquisition-related and other charges	—	270
Business restructuring benefit	(25)	(2,154)
Amortization of other intangibles	938	1,279

Total operating expenses	31,272	29,093

Income (Loss) from operations	(811)	765

Other Income:
Interest income and other	2,160	970
Purchase accounting credit	523	—
Gain on sale of equity investments	—	1,481

Total Other income	2,683	2,451

Income before provision for income taxes	1,872	3,216
Provision for income taxes	(504)	(498)

Net Income	$1,368	$2,718

Basic net income per common share	$0.05	$0.09

Diluted net income per common share	$0.05	0.09

Shares used in computing net income per common share

Basic	29,504	28,982

Diluted	29,819	29,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$1,368	$2,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,201	1,695
Non-cash compensation expense	1,003	132
Amortization of intangible assets	2,192	3,283
Non-cash restructuring credits	(25)	—
Gain on sale of equity investments	—	(1,480)
Loss (gain) on disposal of fixed assets	—	(105)
Other charges (credits)	(614)	210
Changes in operating assets and liabilities	316	682

Net cash provided by operating activities	5,441	7,135

Investing activities:
Purchase of property and equipment	(1,129)	(774)
Maturity (purchase) of short-term investments, net	(13,088)	5,465
Sale (purchase) of restricted investments	(3)	395
Proceeds from sale of equity securities	—	1,480
Purchase of equity securities	—	(45)
Other	2	135

Net cash (used in) provided by investing activities	(14,218)	6,656

Financing activities:
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	872	941

Net cash provided by financing activities	872	941
Effect of exchange rate changes on cash and cash equivalents	(217)	(481)

Net change in cash and cash equivalents	(8,122)	14,251
Cash and cash equivalents at beginning of period	124,104	63,781

Cash and cash equivalents at end of period	$115,982	$70,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

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

Vignette currently markets its products and services throughout the Americas, Europe, Africa, the Middle East, Asia and Australia. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month period ended March 31, 2006 and 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at December 31, 2005 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentation. The Company reclassified the amortization of deferred stock compensation previously reported on a separate line in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2005. That expense is now included in the appropriate functional expense category and is presented in tabular form in footnote number 2 below. The reclassification of the amortization of deferred stock compensation had no impact on the Company’s statements of financial position, results of operations, or statements of cash flows.

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

NOTE 2 — Stock-based Compensation

At March 31, 2006, the Company has five stock based compensation plans which are described below. Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, Accounting for Share-Based Payment (“Statement 123R”), which prescribes accounting and reporting standards for all share-based compensation plans, including employee stock options, restricted stock awards, and employee stock purchase plans. In accordance with Statement 123R the fair value method has been applied using the modified prospective method, under which compensation cost has been recognized beginning with January 1, 2006 (a) based on the requirements of Statement 123R for all share-based payments granted or modified after that date and (b) based on the previous requirements of Financial Accounting Standards No. 123 Stock-Based Compensation for all awards granted to employees prior to that date that remain unvested on January 1, 2006.

Prior to January 1, 2006, the Company accounted for employee stock based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period. Accordingly, the Company was not required to recognize compensation cost for stock options issued to the Company’s employees or shares issued under the employee stock purchase plan. Prior to the adoption of SFAS 123R, we recognized compensation cost only for restricted stock and for stock options issued with exercise prices set below market prices on the date of grant. During the quarter ended March 31, 2005, we recognized compensation expense of $132,000 for restricted stock which was charged to our condensed consolidated statement of operations. There was no compensation cost recognized for stock options or the employee stock purchase plans. For the quarter ended March 31, 2005, had the Company accounted for all employee stock based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

Three Months Ended March 31 2005
Net Income, as reported	$2,718
Add: Total stock-based compensation expense included in the determination of net income as reported	132
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,296)

Pro forma net income	$554

Basic net income per share:
Reported net income per share	$0.09
Pro forma net income per share	$0.02

Diluted net income per share:
Reported net income per share	$0.09
Pro forma net income per share	$0.02

The Company recognized $1.0 million in the quarter ended March 31, 2006 for stock based compensation. The expense includes $0.6 million for stock options, $0.3 million for restricted stock awards, and $0.1 million for the employee stock purchase plans. The table below presents the costs recorded related to stock based compensation for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006	2005
Cost of revenue – services	$146	$—
Research and development	95	(16)
Sales and marketing	363	12
General and administrative	399	136

Total stock based compensation	$1,003	$132

Note: The costs for the three months ended March 31, 2005 are related to restricted stock awards.

The compensation cost has been charged against income for these plans. No income tax benefit has been recognized as the Company currently has federal net operating loss, capital, and research credit carry forwards.

The application of SFAS 123R had the following effect on reported amounts for the first quarter of fiscal 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Three Months Ended March 31, 2006
	Using Previous Accounting	Statement 123R Adjustments	As Reported
Loss from operations	$(116)	$(695)	$(811)
Income before income taxes	$2,567	$(695)	$1,872
Net Income	$2,063	$(695)	$1,368

Basic earnings per share	$0.07	$(0.02)	$0.05
Diluted earnings per share	$0.07	$(0.02)	$0.05

Cash flows from operating activities	$5,441	$—	$5,441
Cash flows from investing activities	$(14,218)	$—	$(14,218)

Note: The Company also recorded approximately $0.3 million of expense for restricted stock awards for the three months ended March 31, 2006. The expense related to restricted stock awards is not considered an adjustment as the expense calculated under Statement 123R and previously under Accounting Principles Board Opinion No. 25 – Accounting for Stock Issued to Employees is not materially different.

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

Under the 1995 Plan, certain employees, members of the Board and independent advisors were granted options to purchase shares of the Company’s common stock and were issued shares of the Company’s common stock. Options are immediately exercisable. Upon certain events, the Company has repurchase rights for unvested shares equal to the original exercise price. At March 31, 2006, no shares were subject to repurchase. The Company also has the right of first refusal for any proposed disposition of shares issued under the 1995 Plan. The stock options and the related exercised stock will generally vest over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. Stock issuance may be for purchase or as a bonus for services rendered to the Company. Options outstanding at the time of the Company’s initial public offering were assumed under the Company’s 1999 Plan. Options may not be granted from the 1995 Plan subsequent to the Company’s initial public offering, therefore, no shares were available for future grant under the 1995 Plan at March 31, 2006. Options that expire under the 1995 Plan will be available for future grants under the 1999 Plan.

Under the 1999 Plan, employees, non-employee members of the Board and consultants may be granted options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options are exercisable in accordance with each stock option agreement. The term of each option is no more than ten years from the date of grant. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Plan automatically increased by the lesser of (i) 5% of the total number of shares of the common stock then outstanding or (ii) 1,180,482 shares. At March 31, 2006, there were 7,239,387 shares authorized for issuance, including shares assumed from the 1995 Plan, of which 2,525,264 were available for future grant.

Under the 1999 Supplemental Plan, only employees and consultants who are common-law employees of the corporation are eligible for the grant of options. Employees who are officers of the corporation are not eligible for the grant of options under this Plan. The term and vesting periods are equivalent to those under the 1999 Plan. At March 31, 2006, there were 3,300,000 shares authorized for issuance of which 1,895,234 were available for future grant.

Under the Directors’ Plan, non-employee members of the Board may be granted non-qualified options to purchase shares of common stock. Vesting for options granted prior to April 2004 occurs over a four-year cumulative period. Vesting of options granted after April 2004 occurs over a one-year period. The term of each option is no more than ten years from the date of grant. At March 31, 2006, there were 150,000 shares authorized for issuance of which 98,250 were available for future grant.

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

The following table summarizes stock option activity and related information through March 31, 2006.

	Three Months Ended March 31, 2006
	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	3,146,523	$25.96
Granted	322,000	$15.97
Exercised	(30,094)	$11.19
Forfeited/Canceled	(44,725)	$20.69

Outstanding at end of period	3,393,704	$25.22

Vested and exercisable at end of period	2,348,444	$30.28

The following table summarizes information about stock options outstanding as of March 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01 - $ 7.50	4,659	0.4	$5.48	4,659	$5.48
$ 7.51 - $ 15.00	1,293,705	5.1	11.20	708,461	10.58
$ 15.01 - $ 30.00	1,255,287	6.4	19.94	795,271	22.08
$ 30.01 - $ 50.00	535,811	3.2	38.74	535,811	38.74
$ 50.01 - $ 75.00	202,006	3.1	59.27	202,006	59.27
$ 75.01 - $150.00	86,654	2.3	86.12	86,654	86.12
$ 150.01 - 250.00	1,829	2.6	188.64	1,829	188.64
$250.01 - $700.00	13,753	2.0	399.64	13,753	399.64

	3,393,704	5.1	$25.22	2,348,444	$30.28

Fair value disclosure for Stock Options

Actual compensation cost for the quarter ended March 31, 2006 has been recognized using the fair value method as required by Statement 123R and has been included in the determination of net income and net income per share. Pro forma information for the quarter ended March 31, 2005 regarding net income and net income per share as required by Statement 123, has been determined as if the Company had accounted for its employee stock plans under the fair value method of Statement 123.

In anticipation of the adoption of Statement 123R, and previously for Statement 123, the Company evaluated the assumptions to be used in the Black-Scholes option pricing model. The Company bases expected volatility on historical volatility. The expected term is calculated based on an analysis of historical exercises of stock options. The Company bases the estimate of the risk-free rate on the U.S. Treasury rates in effect at the time of the grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends and has assumed a 0% dividend yield. Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions, for stock options and the ESPP granted in the three months ended March 31, 2006 and 2005, respectively:

	Employee Stock Options		Employee Stock Purchase Plan
	March 31 2006	March 31 2005	March 31 2006	March 31 2005
Risk-free interest rate	4.72%	3.60%	4.58%	3.93%
Weighted average expected life of options (years)	3.0	1.8	0.75	1.25
Dividend rate	0.0%	0.0%	0.0%	0.0%
Assumed Volatility	58%	64%	36%	60%
Weighted average grant date fair value of options granted:	$6.84	$4.47	$4.56	$5.10

Note: Employee stock options are issued with the exercise price at or above fair market value at date of grant, therefore, there is no intrinsic value. Under the ESPP shares are issued with an exercise price at fair market value less a fifteen percent discount. We have assumed a forfeiture rate of 5%.

Fair Value disclosure for restricted stock awards

All outstanding restricted stock awards (RSAs) were issued with a zero exercise price. Therefore, the fair value of RSAs is generally equal to their intrinsic value at date of grant. The total intrinsic value at date of grant for the RSAs outstanding at March 31, 2006 is approximately $2.8 million with an unamortized cost of approximately $2.1 million as of March 31, 2006.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value (in 000s)
Outstanding and unvested at December 31, 2005	103,644	$16.96	0.5	$1,758
Granted	124,750	$16.21	2.5	2,022
Vested	(43,103)	$23.20	—	(1,000)
Forfeited	—	—	—	—

Outstanding and unvested at March 31, 2006	185,291	$15.00	2.0	$2,780

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

The purpose of the acceleration is to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operations, upon effectiveness of the application of FASB Statement No.123R (Share-Based Payment) which the Company adopted effective January 1, 2006. The pre-tax charge estimated by the Company to be avoided as a result of the acceleration amounts to approximately $1.0 million over the course of the original vesting periods. The estimated charge avoided is $0.5 million in 2006, $0.4 million in 2007 and $0.1 million in 2008. All other previously awarded stock options are not impacted by this change.

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

During the quarter ended March 31, 2006 the company reduced the liability for accrued other expenses related to the Tower Technology acquisition by $0.5 million and recognized a credit in other income of the condensed consolidated statements of operations.

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

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Tower Technology Pty Ltd acquisition:

	Exit Costs	Severance and Relocation	Total
Initial accrual at March 1, 2004	$3,146	$1,426	$4,572
Cash activity	(864)	(1,400)	(2,264)
Adjustment to accrual	(866)	(26)	(892)

Balance at December 31, 2004	1,416	—	1,416
Cash activity	(689)	—	(689)
Adjustment to accrual	190	—	190

Balance at December 31, 2005	917	—	917
Cash activity	—	—	—
Adjustment to accrual	(101)	—	(101)

Balance at March 31, 2006	$816	$—	$816
Less: current portion			506

Long-term exit costs and severance and relocation			310

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

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Intraspect acquisition:

	Exit Costs	Severance and relocation	Total
Initial accrual at December 10, 2003	$2,250	$543	$2,793

Adjustment to accrual	—	(30)	(30)
Cash activity	(67)	(507)	(574)

Balance at December 31, 2003	2,183	6	2,189
Adjustment to accrual	21	148	169

Cash activity	(834)	(154)	(988)

Balance at December 31, 2004	1,370	—	1,370
Adjustment to accrual	(38)	—	(38)
Cash activity	(801)	—	(801)

Balance at December 31, 2005	531	—	531
Adjustment to accrual	—	—	—
Cash activity	(198)	—	(198)

Balance at March 31, 2006	$333	$—	$333

Less: current portion			333

Long term exit costs and severance and relocation			$—

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

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Epicentric acquisition:

	Exit Costs	Severance and Relocation	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689
Cash activity	—	—	—

Balance at December 31, 2002	9,794	1,895	11,689
Adjustment to accrual	190	—	190
Cash activity	(3,692)	(1,823)	(5,515)

Balance at December 31, 2003	6,292	72	6,364
Adjustment to accrual	(454)	(72)	(526)
Cash activity	(2,360)	—	(2,360)

Balance at December 31, 2004	3,478	—	3,478
Adjustment to accrual	(833)	—	(833)
Cash activity	(2,559)	—	(2,559)

Balance at December 31, 2005	86	—	86
Adjustment to accrual	1	—	1
Cash activity	(51)	—	(51)

Balance at March 31, 2006	$36	$—	$36

Less: current portion			36

Long term exit costs and severance and relocation			$—

NOTE 4 — Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investment securities with an original maturity of three months or less at the date of purchase to be cash equivalents.

Short-term investments consist of marketable securities that have remaining maturities of less than one year from the balance sheet date, excluding cash equivalents, and auction rate securities as described below. Investment securities are classified as “available-for-sale” and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the periods presented.

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

Short-term investments consist of the following (in thousands):

	March 31, 2006			December 31, 2005
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$21,121	$(70)	$21,051	$9,369	$(16)	$9,353
Corporate notes	7,561	(15)	7,546	1,043	—	1,043
Auction rate securities	57,374	—	57,374	62,557	—	62,557

	$86,056	$(85)	$85,971	$72,969	$(16)	$72,953

N0TE 5 — Intangible Assets

Intangible assets with indefinite lives

The goodwill balance of $120.1 at March 31, 2006 and December 31, 2005 pertains to the Tower Technology business combination completed in March 2004, the Intraspect business combination completed in December 2003, and the Epicentric business combination completed in December 2002.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Three months ended March 31, 2006			Year ended December 31, 2005
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Business combinations:
Technology	77,101	(57,452)	19,649	77,101	(56,198)	20,903
Non-compete contracts	2,200	(1,529)	671	2,200	(1,442)	758
Customer relationships	23,400	(11,275)	12,125	23,400	(10,425)	12,975

Total	$102,701	$(70,256)	$32,445	$102,701	$(68,065)	$34,636

The net carrying amount of intangible assets acquired in business combinations relates to the Epicentric, Intraspect, and Tower Technology purchases.

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three months ended March 31, 2006 and 2005 was $2.2 million and $3.3 million, respectively. Of these totals, $0.9 million and $1.3 million was recorded as “Amortization of intangible assets” in operating expenses for the three months ended March 31, 2006 and 2005, respectively. The remaining $1.3 million and $2.0 million for the three months ended March 31, 2006 and 2005 was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) for the remaining nine months (remaining period) ending December 31, 2006 and the next five years is as follows:

For the remaining period ended December 31, 2006	$6,545
For the year ended December 31, 2007	$8,400
For the year ended December 31, 2008	$8,108
For the year ended December 31, 2009	$8,050
For the year ended December 31, 2010	$1,342

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

	March 31, 2006	December 31, 2005
Restricted investments (at cost which approximates fair value)	$6,972	$6,960
Equity investments:
Limited partnership interest	1,328	1,328

Total long-term investments	$8,300	$8,288

The Company held restricted investments in the form of a certificate of deposit and investment-grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist and the tax obligation is not settled.

During the quarter ended March 31, 2005, the Company recognized approximately $1.5 million in realized gains in “Other income” for the sale of an equity security in a privately-held technology company.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized no impairment charges during the three months ended March 31, 2006 and 2005.

NOTE 7 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002, 2003 and 2004. Components of business restructuring charges and the remaining restructuring accruals as of March 31, 2006 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,676)	—	(123)	(1,799)
Cash activity	(6,358)	—	(709)	(7,067)

Balance at December 31, 2005	6,679	—	130	6,809
Adjustment to accrual	(27)	—	—	(27)
Cash activity	(687)	—	2	(685)

Balance at March 31, 2006	$5,965	$—	$132	$6,097
Less: current portion				2,551

Accrued restructuring costs, less current portion				$3,546

Remaining cash expenditures resulting from the restructuring are estimated to be $6.1 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. The accrual adjustments recorded in the first quarter of 2006 relate to such differences, namely the buyout fees and sublease income of certain vacated properties were more favorable than we had anticipated. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; San Francisco, California; New York City, New York; Waltham and Boston, Massachusetts; and Madrid, Spain. The maximum lease commitment of such vacated properties extends through December 2011.

Asset impairments

Asset impairments relate to the impairment of certain fixed assets, prepaid royalties and intangible assets. These fixed assets were impaired as a result of the Company’s decision to vacate certain office space and align its infrastructure with current and projected headcount.

Employee separation and other costs

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, the Company severed approximately 1,675 employees. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, research and development, and general and administrative functions in all geographies.

NOTE 8 — Commitments and Contingencies

Securities Class Action

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company’s initial public offering of Vignette stock in February 1999 and the Company’s secondary public offering of Vignette stock in December 1999 - Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company’s initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in “tie-in arrangements” whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company’s initial public offering and the prospectus and registration statement for the Company’s secondary public offering. The action seeks damages in an unspecified amount.

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

Leases

The Company leases its office facilities and equipment under various operating lease agreements having expiration dates through 2011. Rent expense, excluding vacated properties, was $1.3 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. Future minimum payments as of March 31, 2006 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2006	$5,687	$933
2007	5,895	1,337
2008	4.692	1,198
2009	3,708	1,027
2010	2,809	576
Thereafter	2,477	416

Total minimum lease payments	$25,268

Total minimum sublease rentals		$5,487

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

NOTE 9 — Comprehensive Income

The Company’s comprehensive income is included as a component of stockholders’ equity and is composed of (i) net income, (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$1,368	$2,718
Foreign currency translation adjustments	(104)	171
Unrealized gain (loss) on investments	(70)	(97)

Total comprehensive income	$1,194	$2,792

NOTE 10 — Earnings Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture.

Pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share, diluted net income per share has been presented for the three months ended March 31, 2006 and 2005, respectively. The Company excludes stock options, the employee stock purchase plan (“ESPP”), and restricted shares from the calculation of diluted weighted average shares outstanding if the effect of including those shares is antidilutive to earnings per share. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income	$1,368	$2,718
Denominator:
Weighted Average Shares Outstanding:
Basic	29,504	28,982
Stock options, ESPP, and restricted shares	315	524

Diluted	29,819	29,506

Earnings per common share:
Basic	$0.05	$0.09
Diluted	$0.05	$0.09

NOTE 11 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Accounts payable	$2,895	$3,910
Accrued employee liabilities	12,928	14,638
Accrued restructuring charges	2,551	2,901
Accrued exit and severance costs	875	1,119
Accrued income taxes	5,954	5,597
Accrued other charges	10,496	13,189
Deferred revenue	35,572	34,306
Other current liabilities	2,383	2,516

Total current liabilities	$73,654	$78,176

NOTE 12 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Accrued restructuring charges, net of current portion	$3,546	$3,908
Accrued exit and severance costs, net of current portion	310	415
Deferred revenue, less current portion	4,229	4,553

	$8,085	$8,876

NOTE 13 — Stockholders’ Equity

Stockholders’ equity consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Common stock	$297	$296
Additional paid-in capital	2,755,430	2,753,557
Accumulated other comprehensive income	1,030	1,204
Accumulated deficit	(2,423,579)	(2,424,948)

	$333,178	$330,109

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

Vignette Enterprise Content Management Suite helps organizations control, manage and share information, optimize business process, integrate with enterprise applications, eliminate redundancy, mitigate risk for compliance and enhance delivery of content to individuals and channels. The enterprise content management suite includes web content management, collaboration, document and records management, imaging and workflow, portal, integration and interaction management.

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

• Vignette Collaboration creates workspaces, where teams can share, capture and search information. This helps organizations to reduce the risk of knowledge being lost and improves business relationships.

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

• Vignette Records & Documents™ is an enterprise document and records management solution that manages fixed assets, automates document based workflows, manages casework through a process, and implements important archival and disposition of records. Vignette Records & Documents facilitates risk and compliance management, and implements important document management capabilities including metadata search, QBE, indexed full text search, check in/out and ACL security.

•Vignette WebCapture™ is a secure Web transaction capture and playback risk management solution that archives transactions on a customer’s site and creates a permanent record of them for dispute resolution.

Imaging and workflow promotes faster, more cost-efficient processing, access and secure, personalized delivery of electronic information.

• Vignette IDM™ is an integrated document management, archive and retrieval solution addressing document capture, production imaging supporting forms OCR/ICR, high-performance image viewing, printing, and storage management; business process automation and workflow supporting case management, BPM and Web services; output report management for capturing, mining, linking, distribution, and statement presentment; and COLD storage and records management supporting electronic and physical records, retention management, e-mail archiving and regulatory compliance.

Portal provides both a highly functional portal framework and a user-friendly development environment for assembling portlets.

• Vignette Portal is an adaptable, scalable, open solution that enables organizations to rapidly build and deliver highly customizable applications for their organization across audiences such as employees, partners and customers. We also offer a variety of additional specialized products to enhance our application portal.

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

• Vignette Business Integration Studio is a graphical application integration environment for collecting and integrating content and applications from a wide selection of sources with minimal coding. Vignette Business Integration Studio allows users to readily and dynamically map content from disparate schemas, remote repositories and applications to an aggregated destination. We offer over fifty pre-built application and technology adapters that can be used by Vignette Business Integration Studio to integrate with enterprise, desktop, database and proprietary content sources existing throughout an enterprise. Adapters are plug-ins to Vignette Business Integration Studio that provides prepackaged integration capabilities to common technology applications.

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

Reconciliation of Non-GAAP Financial Measures

This section includes certain performance measures that may be considered “non-GAAP financial measures” under SEC rules and regulations. Management believes that these financial measures provide investors and analysts useful additional insight into our Company’s financial position and performance. Non-GAAP results exclude purchased in-process research and development, acquisition-related and other charges, stock option expense (includes the ESPP), amortization of certain intangible assets, and other one-time charges and gains. One-time charges and gains generally include business restructuring-related, investment and fixed asset impairment charges and gains, and gains on the sale of equity investments. Management also uses these financial measures to evaluate the Company’s performance and to make certain decisions relating to the optimal allocation of our resources.

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

The tables below reconcile (in thousands) the following financial measures included in this section that may be considered non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP adjusted operating income and adjusted net income. Beginning in fiscal 2006, the Company no longer excludes the stock compensation expense for restricted stock awards from non-GAAP financial measures. The impact on the previously reported adjusted operating income and adjusted net income for the three months ended March 31, 2005 was a decrease of $132,000.

	Quarter ended March 31,
	2006	2005
GAAP operating income (loss)	$(811)	$765
Plus: Amortization of acquired technology	1,254	2,004
Purchased in-process research and development, acquisition-related and other charges	—	270
Business restructuring benefit	(25)	(2,154)
Stock option expense (includes the ESPP)	695	—
Amortization of intangible assets	938	1,279

Adjusted operating income	$2,051	$2,164

	Quarter ended March 31,
	2006	2005
GAAP net income	$1,368	$2,718
Less: Realized gains of certain equity Investments	—	1,481
Credit for purchase accounting	523	—
Plus: Amortization of acquired technology	1,254	2,004
Purchased in-process research and development, acquisition-related and other charges	—	270
Business restructuring benefit	(25)	(2,154)
Stock option expense (includes the ESPP)	695	—
Amortization of intangible assets	938	1,279

Adjusted net income	$3,707	$2,636

Overview of First Quarter Results

In total, the Company reported total revenues of $46.9 million for the three months ended March 31, 2006 versus $45.6 million of total revenues for the three months ended March 31, 2005 or an increase of 3% over the same period last year.

More specifically, license revenues were $15.5 million in the first quarter of 2006 compared to $16.3 million for the first quarter of 2005, a decrease of 5%. Maintenance revenues of $19.3 million in the first quarter of 2006 were up 1% from $19.1 million as compared to 2005. Professional services revenues of $12.1 million in the first quarter of 2006 were up 19% from $10.2 million as compared to 2005. International revenue comprised 31% and 41% of total revenue for the quarter ended March 31, 2006 and 2005, respectively. No single customer accounted for more than 10% of our quarterly revenues.

The Company had a GAAP operating loss of $0.8 million in the first quarter of 2006 compared to GAAP operating income of $0.8 million in the first quarter of 2005. The Company had an increase in total revenue of $1.3 million in the first quarter of 2006 versus the first quarter of 2005. However, total expenses were $2.8 million higher in the first quarter of 2006 versus the first quarter of 2005 primarily due to the lack of a restructuring credit of $2.1 million that was reported in the first quarter of 2005.

Total expenses, including both cost of revenue and operating expenses, were $47.7 million and $44.9 million for the three months ended March 31, 2006 and 2005, respectively. Total expenses for the three months ended March 31, 2006 and 2005, respectively, included $2.9 million and $1.4 million for the following charges and benefits; business restructuring benefits; amortization of acquired technology and intangibles; and stock option expense. Most of these charges relate to our previous acquisitions and to favorable changes in our real estate lease commitments, driven primarily by better than expected outcomes with respect to certain lease buyout fees and sublease income. In the current quarter there was the addition of stock option expense of $0.7 million due to the adoption of Statement 123R. The remaining expenses of $44.8 million for the first quarter of 2006 were up 3% as compared to 2005 due primarily to increases costs of sales-services and an increase in sales and marketing expenses of $1.3 and $1.3 million, respectively. This was offset by a decrease in research and development costs of $0.3 million and a decrease in general and administrative expenses of $0.8 million.

GAAP net income was $1.4 million, as compared to $2.7 million during the first quarter of 2005. Excluding the charges totaling $2.9 million as described above and realized gains for a credit related to the purchase accounting of Tower technology totaling $0.5 million, non-GAAP net income for the first quarter of 2006 was $3.7 million. This compares to non-GAAP net income of $2.6 million in the first quarter of 2005, an increase of 41%.

Total cash and short-term investments balance increased by $4.9 million to approximately $202 million as of March 31, 2006. We have no debt outstanding.

Our headcount at March 31, 2006 was approximately 741, an increase of 3 persons from 738 at December 31, 2005 and an increase of 5% from 704 at March 31, 2005. The increase from March 31, 2005 was substantially the result of continued efforts to integrate the Company’s product offerings, to shift to a solutions based product strategy, and focus on certain market verticals such as health care.

Forward-looking Information

During our first quarter 2006 financial results conference call on April 20, 2006, we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended June 30, 2006.

For the second quarter of 2006, we expect total revenue of approximately $46.0 million to $50.0 million, with license revenue accounting for approximately 35% to 39% of total revenue and services accounting for the remainder of revenue.

We expect a non-GAAP gross margin of approximately 68% to 70% depending on the mix of business in the quarter.

	Range for quarter ended June 30, 2006
	(in millions)
Total Revenue	$46.0	-	$50.0

GAAP gross profit	$30.0	-	$33.7
Plus:
Amortization of acquired technology	1.3	-	1.3
Non- GAAP gross profit	$31.3	-	$35.0

Non-GAAP Gross Margin	68%	-	70%

In terms of operating expenses, we expect R&D to be approximately 18% of revenue, sales and marketing to be approximately 37% to 38% of revenue, and G&A to be approximately 9% to 10% of revenue.

In summary, we expect non-GAAP net income of approximately $3.2 to $4.7 million, resulting in non-GAAP EPS of $0.11 to $0.16 per share, assuming 30.2 million diluted shares outstanding.

These non-GAAP results are before charges of $1.3 million related to the amortization of acquired technology, $0.8 million related to stock option expense, and $1.0 million related to the amortization of intangible assets. We expect total charges of approximately $3.1 million in the second quarter of 2006. With these charges, we expect a GAAP EPS income of $0.00 to $0.05 per share, assuming 30.2 million fully diluted shares outstanding.

	Range for quarter ended June 30, 2006
	(in millions)
GAAP net income	$0.1	-	$1.6
Plus:
Amortization of acquired technology	1.3	-	1.3
Stock option expense	0.8	-	0.8
Amortization of intangible assets	1.0	-	1.0

Non-GAAP net income	$3.2	-	$4.7
Diluted shares outstanding	30.2	-	30.2
Non-GAAP Diluted EPS	$0.11	-	$0.16

Outlook

Our objective is to maintain and extend a leadership position as a global provider of products and solutions that enable organizations to harness the power of information and the Web to deliver measurable improvements in business efficiency. We will continue to focus on delivering sustained revenue and profitable growth, expanding our customer base of Global 2000 organizations both at the enterprise and departmental levels, extending our technology and product leadership through internal investment in research and development, expanding our global sales capabilities and extending our partnership alliances with leading technology and services companies.

We will strive to improve sales force and channel productivity. We will continue to encourage cross-functional team selling through enhanced team realignment around customer accounts and regions, and meet market-specific needs for designated solution areas through specialized teams with subject-matter expertise in areas such as claims processing and compliance. We will continue to focus on the indirect channel as a means to better distribute and expose our software and solutions to the marketplace. We will also continue to focus on realizing efficiencies and cost-savings across our business.

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

Management has discussed with and agreed upon the development and selection of the following critical accounting policies with the Audit Committee of the Board of Directors:

•	Revenue recognition;

•	Estimating the allowance for doubtful accounts;

•	Stock based Compensation ;

•	Estimating business restructuring accruals; and

•	Valuation of goodwill and identifiable intangible assets.

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

Revenue allocated to product license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant remaining obligations with regard to implementation are outstanding, and collection of a fixed or determinable fee is probable. We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable, and such amounts are recognized as revenue as they become due. If collectibility is not considered probable, revenue is recognized when the fee is collected. For software arrangements where we are obligated to perform professional services for implementation of the product, we evaluate whether delivery has occurred upon shipment of software or upon completion of services and if the customer payment is probable. This evaluation is made based on various factors such as the nature of the services work, order type (e.g. initial vs. follow-on), customer’s payment history, etc. In the instances where delivery is deemed not to have occurred upon shipment based on the aforementioned factors, license revenue is recognized when we have no significant remaining obligations with regard to the implementation.

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

Allowance for doubtful accounts. We continuously assess the collectibility of outstanding customer invoices and in doing such; we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience, a customer’s current credit-worthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. For example, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Stock-Based Compensation. The Company measures all share-based payment awards at fair value on the date of grant and recognizes compensation expenses for all share-based payments on a straight-line basis over the service period that the awards are expected to vest pursuant to the guidance of Statement of Financial Accounting Standards 123R, Share-Based Payment (“Statement 123R”) and Staff Accounting Bulletin 107 (“SAB 107”) of the Securities and Exchange Commission. Restricted stock and stock options issued under equity plans as well as well as stock purchases under our employee stock purchase plans are subject to the provisions of Statement 123R and the interpretive guidance of SAB 107.

The Company adopted Statement 123R using the modified prospective method. Under the modified prospective method compensation expense was recognized effective January 1, 2006 for (a) all share-based payments granted or modified after that date and (b) based on the previous requirements of Statement 123 for all awards granted to employees prior to that date that remain unvested as of January 1, 2006.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of Statement 123R and the interpretive guidance of SAB 107. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be issued and forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted.

Business restructuring. We vacated excess leased facilities as a result of the restructuring plan we initiated in 2001 and subsequently expanded in 2002, 2003, and 2004. We recorded an accrual for the remaining lease liabilities of such vacated properties as well as brokerage commissions, partially offset by estimated sublease income. We estimated the costs of these excess leased facilities, including estimated costs to sublease and sublease income, based on market information and trend analysis. We continually assess our real estate portfolio and may vacate or occupy other leased space as dictated by our analysis. Actual results could differ from these estimates. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments.

Goodwill and identifiable intangible assets. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. There was no impairment charge related to goodwill or other intangible assets during the quarter ended March 31, 2006 or 2005.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2006	2005
Revenue:
Product license	33%	36%
Services	67	64

Total revenue	100	100
Cost of revenue:
Product license	2	2
Amortization of acquired technology	3	4
Services	30	29

Total cost of revenue	35	35

Gross profit	65	65

Operating expenses:
Research and development	18	19
Sales and marketing	37	35
General and administrative	10	11
Purchased in-process research and development, acquisition-related and other charges	—	1
Business restructuring benefits	—	(5)
Amortization of intangible assets	2	3

Total operating expenses	67	64

Income (loss) from operations	(2)	1
Other income, net	6	5

Income before provision for income taxes	4	6
Provision for income taxes	(1)	(1)

Net income	3%	5%

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005 (in thousands, unless otherwise noted)

Revenue

	Three Months Ended March 31,		2006 Compared to 2005
	2006	2005
Product license	$15,466	$16,290	(5)%

Maintenance and support	19,297	19,138	1%
Professional services	12,133	10,218	19%

Total services revenue	31,430	29,356	7%

Total revenue	$46,896	$45,646	3%

Total revenue increased 3% in the three months ended March 31, 2006, compared to the three months ended March 31, 2005. This increase is attributable to sales associated with services to implement solutions sold in previous quarters.

Product license. Product license revenue decreased 5% during the three months ended March 31, 2006 driven primarily by weakness in the European region.

Services. Services revenue increased 7% in the three months ended March 31, 2006. The increase in professional services was the was the main component as the Company continued to work on the implementation of software sold in the fourth quarter of 2005 in addition to the current quarter’s software sales.

During the comparative three months ended March 31, 2006 and 2005, no single customer accounted for more than 10% of our total revenues. International revenue was $14.5 million and $18.7 million, or 31% and 41% of total revenues in the three months ended March 31, 2006 and 2005, respectively. The decrease in international revenue is attributable to a weakness in license revenue for the European region.

Cost of Revenue

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing professional and maintenance services.

Cost of revenue amounts and percentages are as follows:

	Three Months Ended March 31,
	2006	2005	Fluctuation %
Product license	$763	$792	(4)
Amortization of acquired technology	1,254	2004	(37)
Professional services	14,418	12,992	11

Total cost of revenue	16,435	15,788	4

Gross profit	$30,461	$29,858	2

As a percent of sales, gross profit represented 65% and 65% for the three months ended March 31, 2006 and March 31, 2005, respectively.

Operating expenses

	Three Months Ended March 31,		2006 Compared to 2005
	2006	2005
Research and development	$8,392	$8,654	(3)%
Sales and marketing	17,469	15,948	10%
General and administrative	4,498	5,096	(12)%
Purchased in-process research and development, acquisition-related and other charges	—	270	(100)%
Business restructuring benefit	(25)	(2,154)	(99)%
Amortization of intangible assets	938	1,279	(27)%

Total operating expenses	$31,272	$29,093	7%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 3% in the three months ended March 31, 2006. The quarter-over-quarter decrease relates primarily to reduced engineering headcount, lower facilities expenses and other cost-saving measures such as the consolidation of product development facilities and the transition of more of these activities to an offshore operations model. We believe that continued investment in research and development is critical to attaining our strategic objectives. Further, in light of our objective of profitable growth, we expect to balance those future research and development investments with potential cost-saving measures, including the restructuring, or consolidation of product development facilities and the potential transition of a number of these positions overseas to labor markets with lower cost structures.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, as well as bad debt charges. Sales and marketing expenses increased 10% in the three months ended March 31, 2006. The increase for the three months ended March 31, 2006 compared to the same period in 2005 is attributable to the efforts to focus on a solutions based product strategy, a focus on the Company’s integrated product set, and a focus on solutions for vertical markets such as healthcare We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period due to seasonality, sales cycles, the timing of new product releases and entry into new market areas, investment in marketing efforts and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, legal facilities, and information technology. General and administrative expenses decreased 12% in the three months ended March 31, 2006. The decrease in the first quarter is primarily attributable to lower bonuses versus the first quarter of 2005. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on seasonality, sales cycles regulatory requirements, legal proceedings and fees paid to outside professional service providers, particularly related to Sarbanes-Oxley compliance activities.

Purchased in-process research and development, acquisition-related and other charges. Acquisition-related and other charges include costs incurred for employees and consultants and relate to product integration and cross training, other employee-related charges and contingent compensation arrangements. The following table presents acquisition-related and other charges for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Purchased in-process research and development	$—	$—
Cross-training, product integration and other	—	—
Other employee-related charges	—	—
Contingent compensation	—	270

	$—	$270

Business restructuring charges. In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003 and 2004, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals as of March 31, 2006 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,676)	—	(123)	(1,799)
Cash activity	(6,358)	—	(709)	(7,067)

Balance at December 31, 2005	6,679	—	130	6,809
Adjustment to accrual	(27)	—	—	(27)
Cash activity	(687)	—	—	(687)
Non-cash activity	—	—	2	2

Balance at March 31, 2006	$5,965	$—	$132	$6,097

Less: current portion				2,551

Accrued restructuring costs, less current portion				$3,546

Remaining cash expenditures resulting from the restructuring are estimated to be $6.1 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change.

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. The accrual adjustments recorded in the first quarter of 2006 relate to such differences, namely the buyout fees and sublease income of certain vacated properties were more favorable than we had anticipated. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; San Francisco, California; New York City, New York; Waltham, Massachusetts; and Madrid, Spain. The maximum lease commitment of such vacated properties extends through December 2011.

Asset impairments relate to the impairment of certain fixed assets, prepaid royalties and intangible assets. These fixed assets were impaired as a result of our decision to vacate certain office space and align our infrastructure with current and projected headcount.

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, we have severed over 1,675 employees during the past three years. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, research and development and general and administrative functions in all geographies.

Stock Based Compensation. The Company adopted Statement 123R effective January 1, 2006. Under Statement 123R the Company records expense for stock compensation based on the grant date fair value. The Company determines grant date fair value for stock options and the ESPP using the Black-Scholes option pricing model. The fair value for restricted stock awards (RSAs) is generally equal to their intrinsic value at the date of grant. For the three months ended March 31, 2006 the Company recorded $0.1 million for the ESPP, $0.3 million for RSAs, and $0.6 million for stock options. All of the expense for the three months ended March 31, 2005 is attributable to RSAs. Prior to the adoption of Statement 123R the Company did not record any expense for stock options with zero intrinsic value or the ESPP.

Prior to the adoption of Statement 123R the Company accelerated the vesting of approximately 343,000 shares with a weighted average exercise price $22.35. The purpose of the acceleration was to avoid recognizing compensation cost upon the adoption of 123R. The pre-tax charge estimated by the Company to be avoided as a result of the acceleration amounts to approximately $1 million over the course of the vesting periods. The estimated charge avoided is $0.5 million in 2006, $0.4 million in 2007, and $0.1 million in 2008. All other previously awarded stock options were not impacted by this change.

The Company still expects to issue stock options but has shifted to offering more stock based compensation in the form of RSAs.

Stock compensation expense is attributable to the following cost categories (in thousands):

	Three Months Ended March 31,
	2006	2005
Cost of revenue-services	$146	$—
Research and development	95	(16)
Sales and marketing	363	12
General and administrative	399	136

	$1,003	$132

Amortization of intangible assets. Amortization of intangible assets includes amortization of customer relationships and non-compete contracts. Intangible amortization expense decreased 27% in the three months ended March 31, 2006 (excluding amortization expenses related to acquired technology). This decrease related to amortization expense for assets assumed from the Tower Technology acquisition in March 2004. Amortization expense is recorded ratably over the estimated useful lives of the intangible assets, which range from two to six years.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, recognized investment gains and losses as well as foreign exchange gains and losses.

	Three Months Ended March 31,		2006 Compared to 2005
	2006	2005
Interest income and other	2,160	$970	123%
Gain on sale of equity investment	—	1,481	(100)%
Credit for purchase accounting	523	—	100%

Other income, net	2,683	2,451	10%

Other income increased in 2006 compared to 2005 primarily due to increased interest income as a result of rising yields on invested funds and an increase in cash and short-term investments. This was offset by a decrease in other gains of $0.5 million for the three months ended March 31, 2006 versus $1.5 million for the three months ended March 31, 2005 on the sale of equity investments. In the first quarter of 2006 the Company recognized a gain by releasing a liability that had been recorded for the Tower Technology purchase in the first quarter of 2004.

At March 31, 2006, our unrestricted, long-term strategic investments totaled $ 1.3 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Three Months Ended March 31,		2006 Compared to 2005
	2006	2005
Provision for income taxes	$504	$498	1%

We have provided a full valuation allowance on our net deferred tax assets, which includes net operating loss, capital loss and research tax credit carry forwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement 109”), involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we primarily considered such factors as our history of operating losses and the nature of our deferred tax assets.

We have not used an effective tax rate to forecast our income taxes for interim periods due to difficulty in forecasting taxable profits of our foreign subsidiaries primarily as a result of unpredictable product mix. As a result, we expect some volatility in our tax rate on a quarterly basis.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	March 31, 2006	December 31, 2005
Cash and cash equivalents	$115,982	$124,104
Short-term investments	$85,971	$72,953
Working capital	$170,384	$165,319
Current ratio	3.3:1	3.1:1
Days of sales outstanding – for the quarter ended	66	69

At March 31, 2006, we had $202 million in cash, cash equivalents and short-term investments and no debt. We generally invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale.

Net cash provided by operating activities was $5.4 million and $7.1 million during the first three months of 2006 and 2005, respectively. The decrease in net cash inflows was due to the decrease in net profits.

Net cash used in investing activities was $14.2 million during the first three months of 2006, compared to net cash provided by investing activities of $6.7 million during the first three months of 2005. The decrease in investing inflows was primarily due to the net purchases of short-term investments as the Company moved excess cash into short-term investments. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in securities to maximize investment yields while preserving cash flow for operational purposes, and acquisition of intellectual property or complementary businesses to expand our market share.

Net cash provided by financing activities was $0.9 million and $0.9 million during the first three months of 2006 and 2005, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of employee stock purchase plan shares.

Our long-term investments are classified as available-for-sale and generally consist of a limited partnership interests in a technology incubator and cash collateral pledged for certain lease obligations, and tax obligations. At March 31, 2006, long-term investments totaled $8.3 million, compared to $8.3 million at December 31, 2005. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At March 31, 2006 and December 31, 2005, we had pledged approximately $7.0 million and $7.0 million, respectively, as cash collateral for certain of our lease obligations and tax obligations. These investments will remain restricted to the extent that the security requirements exist or the tax obligations are settled.

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

Leases

Leases. The Company leases its office facilities and equipment under various operating lease agreements having expiration dates through 2011. Future minimum payments as of March 31, 2006 under our lease obligations, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2006	$5,687	$933
2007	5,895	1,337
2008	4,692	1,198
2009	3,708	1,027
2010	2,809	576
Thereafter	2,477	416

Total minimum lease payments	$25,268

Total minimum sublease rentals		$5,487

We do not have any significant contractual obligations other than those leases disclosed above.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States of America and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Africa, the Middle East, Asia and Australia where transactions are denominated in the local currency of each location. As a result, our financial results could be affected by changes in foreign currency exchange rates. In the third quarter of 2004, we adopted a foreign exchange policy to reduce our exposure to significant foreign currency fluctuations. We utilize foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies and therefore, financial reporting of our foreign operations is subject to foreign currency risk. Gains and losses on hedging contracts are reflected currently in other income and expense. We typically limit the duration of our foreign currency forward contracts to 90 days. We do not invest in contracts for speculative purposes. Our foreign exchange exposures are monitored regularly to ensure the overall effectiveness of our foreign currency hedge positions. At March 31, 2006 the notional value of foreign currency contracts was approximately $3.5 million and based on the applicable exchange rates, the fair value of the derivative financial instruments was a liability of $49,000.

Interest Rate Risk

Cash, cash equivalents and short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material interest risk exposure. Our investment policy requires us to invest funds in excess of current operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations;

•	securities of U.S. corporations rated A1 or P1 by Standard & Poor’s or the Moody’s equivalents; and

•	money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

At March 31, 2006, our cash and cash equivalents consisted primarily of commercial paper. Our short-term investments will mature in less than one year from March 31, 2006 and were invested in corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. These securities are classified as available-for-sale and are recorded at their estimated fair value.

Long-term investments. We invest in emerging technology companies considered strategic to our software business. The Company made the decision to liquidate most of its investments in emerging technology companies in fiscal 2005. At March 31, 2006, long-term investments consisted of a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. Fair values are based on quoted market prices where available. If quoted market prices are not available, we use a composite of quoted market prices of companies that are comparable in size and industry classification to our portfolio. We classify our long-term investments as available-for-sale.

In addition to strategic investments, we held approximately $7.0 million and $7.0 million in restricted investments at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. The average yield of these investments is approximately 3.86%

ITEM 4 — CONTROLS AND PROCEDURES

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

ITEM 1A — RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Risks Related to Our Business

We Have Returned to Profitability but May not be Able to Sustain Consistent Profitability

Although we recorded a profit in the first quarter of fiscal 2006 and fiscal year 2005, we cannot be certain that we will generate sufficient revenues to maintain profitability. If we do maintain profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. To achieve and sustain profitable operations and positive cash flows, we must increase our license and support services revenues. If our revenues do not grow at a rate greater than expenses required to fund our continuing operations, we will not be able to maintain the profitability recorded in the first quarter of fiscal 2006 and fiscal year 2005, which could cause the price of our common stock to decline.

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

We will continue to invest in our research and development, sales and marketing, professional services and general and administrative organizations. We expect such overall spending, in absolute dollars, will increase in future periods. If our revenue expectations are not achieved, our business, operating results or financial condition could be materially adversely affected and net losses in a given quarter would be greater than expected.

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

We Use a Third-Party Service Provider in India for a Significant Portion of Our Research and Development Operations and, If We Are Unable to Manage Our Outsourcing Relationship or if We Are Unable to Use Such a Provider, Our Business Could Be Adversely Affected

We are currently using a third-party service provider in India to supply approximately half of our research and development operations. As other software companies have done and are continuing to do, we may continue to allocate more development and IT resources to Indian third parties, and we may expand our own operational capabilities in India, with the expectation of achieving significant efficiencies including reduced operational costs and an around-the-clock development cycle. If we are unable to successfully manage our relationship with the third-party service provider, we will not be able to achieve such efficiencies and our business operations could be harmed. In addition, if our third-party service provider is unable to continue to attract and retain highly skilled personnel our business, operating results and financial condition could be materially adversely affected.

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

We recorded 31% and 41% of our total revenue for the quarters ended March 31, 2006 and 2005, respectively, and 39% and 38% for the years ended December 31, 2005 and 2004, respectively, through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

Acquisitions, Including Our Acquisition of Tower Technology, Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

The Company will continue to consider strategic acquisitions. We may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Failure to successfully integrate acquisitions could seriously harm our business. Also, our existing stockholders would experience dilution if we financed subsequent acquisitions by issuing equity securities. We completed our acquisition of Tower Technology in March 2004. Failure to successfully address the risks associated with this acquisition could harm our ability to fully integrate and market products based on the acquired technology. We may discover liabilities and risks associated with this acquisition that were not discovered in our due diligence prior to signing the respective definitive merger agreements. Although, in each acquisition, a portion of the purchase price was placed in escrow to cover such liabilities, it is possible that the actual amounts required to cover such liabilities will exceed the escrow amount or that any claims against the escrow will be unsuccessful.

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

To Properly Manage Future Growth, We Need to Continue to Improve Our Operational Systems on a Timely Basis

We have experienced periods of rapid expansion and contraction since our inception. Rapid fluctuations place a significant demand on management and operational resources. To manage such fluctuations effectively, we must continue to improve our operational systems, procedures and controls on a timely basis. If we fail to continue to improve these systems, our business, operating results and financial condition could be materially adversely affected.

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

Our results of operations could be materially impacted if there are changes in our accounting estimates used in the determination of stock compensation expense.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of Statement 123R and the interpretive guidance of SAB 107. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be issued and forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Risks Related to the Securities Markets

Our Stock Price May Be Volatile

The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

•	variations in quarterly operating results;

•	the impact of stock option expensing;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of Internet software companies;

•	announcements by us of significant contracts, acquisitions, restructurings, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer or failure to complete significant license transactions;

•	additions or departures of key personnel;

•	difficulties in collecting accounts receivable;

•	large percentage of stock held by a few large shareholders; and

•	fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies.

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

If Our Internal Controls Over Financial Reporting Do Not Comply With the Requirements of the Sarbanes-Oxley Act, Our Business and Stock Price Could Be Adversely Affected

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year beginning in 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning in 2004. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

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

VIGNETTE CORPORATION

Date: May 10, 2006	/s/ Charles W. Sansbury
Charles W. Sansbury
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)