Form 10-Q
period 2006-06-30
VIGNETTE CORP
filed 2006-08-09
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Common Stock, $0.01 par value

(Title of each class)

Securities registered pursuant to Section 12(g) of the Act: None

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

As of July 31, 2006, there were 30,087,704 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended June 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

in thousands

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,462	$124,104
Short-term investments	108,790	72,953
Accounts receivable, net	33,591	38,610
Prepaid expenses and other current assets	8,532	7,828

Total current assets	250,375	243,495
Property and equipment, net	7,903	8,191
Investments	7,938	8,288
Goodwill	120,110	120,110
Other intangibles, net	30,253	34,636
Other assets	1,714	2,441

Total assets	$418,293	$417,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,607	$37,657
Deferred revenue	34,830	34,306
Other current liabilities	5,499	6,213

Total current liabilities	74,936	78,176
Deferred revenue, less current portion	3,444	4,553
Other long-term liabilities, less current portion	4,083	4,323

Total liabilities	82,463	87,052
Stockholders’ equity	335,830	330,109

Total liabilities and stockholders’ equity	$418,293	$417,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Product license	$15,336	$17,150	$30,802	$33,440
Services	33,462	29,839	64,892	59,195

Total revenue	48,798	46,989	95,694	92,635
Cost of revenue:
Product license	573	885	1,336	1,677
Amortization of acquired technology	1,254	1,769	2,508	3,773
Services	15,292	13,540	29,714	26,532

Total cost of revenue	17,119	16,194	33,558	31,982

Gross profit	31,679	30,795	62,136	60,653
Operating expenses:
Research and development	8,757	8,554	17,149	17,208
Sales and marketing	18,099	16,550	35,564	32,498
General and administrative	4,642	5,027	9,141	10,123
Purchased in-process research and development, acquisition-related and other charges	—	—	—	270
Business restructuring charges (benefits)	292	43	267	(2,111)
Amortization of other intangibles	938	1,279	1,875	2,558

Total operating expenses	32,728	31,453	63,996	60,546

Income (loss) from operations	(1,049)	(658)	(1,860)	107
Other income, net:
Interest income and other, net	2,368	1,179	4,528	2,149
Purchase accounting credit	—	—	523	—
Gain on sale of equity investments	—	13,729	—	15,210

Total other income, net	2,368	14,908	5,051	17,359

Income before provision for income taxes	1,319	14,250	3,191	17,466
Provision for income taxes	461	789	965	1,287

Net income	$858	$13,461	$2,226	$16,179

Basic net income per common share	$0.03	$0.46	$0.08	$0.56

Diluted net income per common share	$0.03	$0.46	$0.07	$0.55

Shares used in computing net income per common share
Basic	29,621	29,040	29,563	29,011
Diluted	29,873	29,507	29,785	29,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$2,226	$16,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,428	3,266
Non-cash compensation expense	2,009	315
Amortization of intangible assets	4,384	6,317
Non-cash restructuring charges	267	—
Gain on sale of equity investments	—	(15,210)
Non-cash purchase accounting credit	(523)	—
Other non-cash charges, net	8	229
Changes in operating assets and liabilities	342	(1,193)

Net cash provided by operating activities	11,141	9,903
Investing activities:
Purchase of property and equipment	(2,227)	(1,954)
Maturity (purchase) of short-term investments, net	(35,970)	19,349
Sale of restricted investments	433	3,713
Proceeds from sale of equity securities	—	15,526
Purchase of equity securities	—	(45)
Other	18	166

Net cash (used in) provided by investing activities	(37,746)	36,755
Financing activities:
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	1,401	1,035

Net cash provided by financing activities	1,401	1,035
Effect of exchange rate changes on cash and cash equivalents	562	(699)

Net change in cash and cash equivalents	(24,642)	46,994
Cash and cash equivalents at beginning of period	124,104	63,781

Cash and cash equivalents at end of period	$99,462	$110,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

NOTE 1 — General and Basis of Financial Statements

Vignette® Corporation, along with its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”), helps companies drive revenue growth, cost reductions, increased employee productivity and improved customer satisfaction. The Company’s portal, integration, content, analysis, document and records management, process, and collaboration technologies give organizations the capability to provide a simple, personalized experience anytime, anywhere; integrate systems and information from inside and outside the organization; manage the lifecycle of enterprise information; and collaborate by supporting ad-hoc and business process-based information sharing. Together, the Company’s products and expertise help companies to leverage their content to realize greater savings and efficiencies.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six-month period ended June 30, 2006 and 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentation as required by the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“Statement 123R”). The Company reclassified the amortization of deferred stock compensation previously reported on a separate line in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2005. That expense is now included in the appropriate functional expense category and is presented in tabular form in Note 2 below. The Company also reclassified the unamortized cost of $380,000 related to restricted awards to additional paid-in capital that was previously reported as deferred compensation in the equity section of the Company’s Consolidated Balance Sheets as of December 31, 2005. The reclassifications of the amortization of deferred stock compensation and deferred compensation had no impact on the Company’s statements of financial position, results of operations, or statements of cash flows.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accruals for facility lease commitments vacated as a result of both its business restructuring and acquisitions. It is reasonably possible that such sublease assumptions could change in the near term, requiring adjustments to future income.

NOTE 2 — Stock-based Compensation

At June 30, 2006, the Company has five stock based compensation plans which are described below. Effective January 1, 2006 the Company adopted Statement 123R, which prescribes accounting and reporting standards for all share-based compensation plans, including employee stock options, restricted stock awards, and employee stock purchase plans. In accordance with Statement 123R the fair value method has been applied using the modified prospective method, under which compensation cost has been recognized beginning with January 1, 2006 (a) based on the requirements of Statement 123R for all share-based payments granted or modified after that date and (b) based on the previous requirements of Financial Accounting Standards No. 123, Stock-Based Compensation (“SFAS 123”) for all awards granted to employees prior to that date that remain unvested on January 1, 2006.

Prior to January 1, 2006, the Company accounted for employee stock based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as permitted by SFAS 123 and Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period. Accordingly, the Company was not required to recognize compensation cost for stock options issued to the Company’s employees or shares issued under the employee stock purchase plan. Prior to the adoption of Statement 123R, we recognized compensation cost only for restricted stock and for stock options issued with exercise prices set below market prices on the date of grant. During the three and six months ended June 30, 2005, we recognized compensation expense of $183,000 and $315,000, respectively, for restricted stock which was charged to our condensed consolidated statement of operations. There was no compensation cost recognized for stock options or the employee stock purchase plans. For the three and six months ended June 30, 2005, had the Company accounted for all employee stock based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended June 30 2005	Six Months Ended June 30 2005
Net Income, as reported	$13,461	$16,179
Add: Total stock-based compensation expense included in the determination of net income as reported	183	315
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,018)	(4,314)

Pro forma net income	$11,626	$12,180

Basic net income per share:
Reported net income per share	$0.46	$0.56
Pro forma net income per share	$0.40	$0.42
Diluted net income per share:
Reported net income per share	$0.46	$0.55
Pro forma net income per share	$0.39	$0.41

The Company recognized $1.0 million in the quarter ended June 30, 2006, for stock based compensation. The expense includes $550,000 for stock options, $354,000 for restricted stock awards, and $102,000 for the employee stock purchase plans. The Company recognized $2.0 million in the six months ended June 30, 2006, for stock based compensation. The expense includes $1.1 million for stock options, $0.7 million for restricted stock awards, and $228,000 for the employee stock purchase plans. The costs for stock based compensation for the three and six months ended June 30, 2005, are related to restricted stock awards. The tables below present the costs recorded related to stock based compensation and the effect of stock based compensation on earnings per share for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30 ,
	2006	2005	2006	2005
Cost of revenue – services	$114	$—	$260	$—
Research and development	76	9	171	(6)
Sales and marketing	356	14	719	26
General and administrative	460	160	859	295

Total stock based compensation	$1,006	$183	$2,009	$315

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Effect of stock based Compensation on earnings per share
Basic	$0.03	$0.01	$0.07	$0.01

Diluted	$0.03	$0.01	$0.07	$0.01

Stock Plans

The Company has established five stock plans: (i) the 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”); (ii) the Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”); (iii) the 1999 Supplemental Stock Option Plan (the “1999 Supplemental Plan”); (iv) the 1999 Non-Employee Directors Option Plan (the “Directors’ Plan”) and (v) the Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (the “ESPP”). Of these plans, the 1995 Plan, the 1999 Plan, the Directors’ Plan and the ESPP have been approved by the Company’s shareholders. The 1999 Supplemental Plan did not require approval by the Company’s shareholders.

Under the 1995 Plan, certain employees, members of the Board of Directors and independent advisors were granted options to purchase shares of the Company’s common stock and were issued shares of the Company’s common stock. Options are immediately exercisable. Upon certain events, the Company has repurchase rights for unvested shares equal to the original exercise price. At June 30, 2006, no shares were subject to repurchase. The Company also has the right of first refusal for any proposed disposition of shares issued under the 1995 Plan. The stock options and the related exercised stock will generally vest over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. Stock issuance may be for purchase or as a bonus for services rendered to the Company. Options outstanding at the time of the Company’s initial public offering were assumed under the Company’s 1999 Plan. Options may not be granted from the 1995 Plan subsequent to the Company’s initial public offering, therefore, no shares were available for future grant under the 1995 Plan at June 30, 2006. Options that expire under the 1995 Plan will be available for future grants under the 1999 Plan.

Under the 1999 Plan, employees, non-employee members of the Board and consultants may be granted options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options are exercisable in accordance with each stock option agreement. The term of each option is no more than ten years from the date of grant. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Plan automatically increased by the lesser of (i) 5% of the total number of shares of the common stock then outstanding or (ii) 1,180,482 shares. At June 30, 2006, there were 7,239,387 shares authorized for issuance, including shares assumed from the 1995 Plan, of which 2,448,414 were available for future grant.

Under the 1999 Supplemental Plan, only employees and consultants who are common-law employees of the corporation are eligible for the grant of options. Employees who are officers of the corporation are not eligible for the grant of options under this Plan. The term and vesting periods are equivalent to those under the 1999 Plan. At June 30, 2006, there were 3,300,000 shares authorized for issuance of which 1,934,149 were available for future grant.

Under the Directors’ Plan, non-employee members of the Board may be granted non-qualified options to purchase shares of common stock. Vesting for options granted prior to April 2004 occurs over a four-year cumulative period. Vesting of options granted after April 2004 occurs over a one-year period. The term of each option is no more than ten years from the date of grant. At June 30, 2006, there were 150,000 shares authorized for issuance of which 91,500 were available for future grant.

In addition to the aforementioned plans, the Company assumed several plans through its business combinations. These assumed plans have not been approved by the Company’s shareholders; however, upon assumption, these plans terminated and no further options may be granted. Options previously granted under these plans that have not yet expired or otherwise become unexercisable continue to be administered under the governing plan, and any portions that expire or become unexercisable for any reason shall be cancelled and be unavailable for future issuance. The Company may also grant options to certain of its officers upon their employment as part of a business combination. Such options are issued as inducement grants pursuant to NASD Rule 4350(i).

The following table summarizes stock option activity and related information through June 30, 2006.

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,393,704	$25.22	3,146,523	$25.96
Granted	25,836	$13.73	347,836	$15.81
Exercised	(51,795)	$10.22	(81,889)	$10.58
Forfeited	(90,968)	$19.07	(135,693)	$19.62
Outstanding at end of period	3,276,777	$25.53	3,276,777	$25.53
Exercisable at end of period	2,349,591	$29.98	2,349,591	$29.98

As of June 30, 2006, the estimated unamortized cost for outstanding stock options is approximately $4 million. The estimated unamortized cost is net of estimated forfeitures used in computing compensation expense. The Company will adjust the estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures will be recognized with a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company expects to recognize that expense over a weighted average period of approximately 1.5 years.

The following table summarizes information about stock options outstanding as of June 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01 - $ 7.50	1,628	0.2	$5.76	1,628	$5.76
$ 7.51 - $ 15.00	1,213,611	4.7	11.25	749,951	10.62
$ 15.01 - $ 30.00	1,228,738	5.3	19.91	765,212	22.14
$ 30.01 - $ 50.00	531,311	1.2	38.73	531,311	38.73
$ 50.01 - $ 75.00	199,753	2.8	59.29	199,753	59.29
$ 75.01 - $150.00	86,654	2.0	86.12	86,654	86.12
$ 150.01 - $250.00	1,829	2.3	188.64	1,829	188.64
$250.01 - $700.00	13,253	1.8	400.59	13,253	400.59

	3,276,777	4.2	$25.53	2,349,591	$29.98

Fair value disclosure for Stock Options

Actual compensation cost for the three and six months ended June 30, 2006 has been recognized using the fair value method as required by Statement 123R and has been included in the determination of net income and net income per share. Pro forma information for the three and six months ended June 30, 2005 regarding net income and net income per share as required by SFAS 123, has been determined as if the Company had accounted for its employee stock plans under the fair value method of SFAS 123.

In anticipation of the adoption of Statement 123R, and previously for SFAS 123, the Company evaluated the assumptions to be used in the Black-Scholes option pricing model. The Company bases expected volatility on historical volatility. The expected term is calculated based on an analysis of historical exercises of stock options. The Company bases the estimate of the risk-free rate on the U.S. Treasury rates in effect at the time of the grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends and has assumed a 0% dividend yield. Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions, for stock options and the ESPP granted in the three months ended June 30, 2006 and 2005, respectively:

	Employee Stock Options		Employee Stock Purchase Plan
	June 30 2006	June 30 2005	June 30 2006	June 30 2005
Risk-free interest rate	5.10%	3.66%	4.58%	3.54%
Weighted average expected term of options (years)	3.0	1.8	0.75	1.25
Dividend rate	0.0%	0.0%	0.0%	0.0%
Assumed Volatility	55%	62%	36%	61%
Weighted average grant date fair value of options granted:	$5.67	$3.04	$4.56	$5.16

Note: Employee stock options are issued with the exercise price at or above quoted market value at date of grant, therefore, there is no intrinsic value. We have assumed an annual forfeiture rate of 5% for stock options. Under the ESPP shares are issued with an exercise price at fair market value less a fifteen percent discount.

Fair Value disclosure for restricted stock awards

All outstanding restricted stock awards (RSAs) were issued with a zero exercise price. Therefore, the fair value of RSAs is generally equal to their intrinsic value at date of grant. The total intrinsic value at date of grant for the RSAs outstanding at June 30, 2006 is approximately $2.5 million with an unamortized cost of approximately $2.0 million as of June 30, 2006.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value (in 000s)
Outstanding and unvested at December 31, 2005	103,644	$16.96	2.00	$1,758
Granted	146,986	$15.80	2.25	2,322
Vested	(87,144)	$17.59	—	(1,533)
Forfeited	—	—	—	—

Outstanding and unvested at June 30, 2006	163,486	$15.58	2.13	$2,547

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

The purpose of the acceleration is to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operations, upon effectiveness of the application of Statement 123R which the Company adopted effective January 1, 2006. The pre-tax charge estimated by the Company to be avoided as a result of the acceleration amounts to approximately $ 1.0 million over the course of the original vesting periods. The estimated charge avoided is $0.5 million in 2006, $0.4 million in 2007 and $0.1 million in 2008. All other previously awarded stock options are not impacted by this change.

NOTE 3 — Business Combinations

Acquisition of Tower Technology Pty Ltd

On March 1, 2004 the Company acquired all issued and outstanding shares of Tower Technology Pty Limited (“Tower Technology”), a privately held Australian company and leading provider of enterprise document and records management solutions. At the time of the acquisition the Company recorded liabilities for accounts payable, accrued exit costs, accrued employee severance, accrued relocation and accrued other expenses. The Company recorded an accrual for exit costs of $3.1 million that related to lease obligations for excess office space that the Company has vacated or intended to vacate under the approved facilities exit plan. The total lease commitments include the estimated buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commission, legal fees, repairs, restoration costs, and sublease incentives offset by estimated sublease income. The Company also recorded an accrual of $1.4 million for severance and relocation costs that has been fully utilized.

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Tower Technology Pty Ltd acquisition:

	Exit Costs	Severance and Relocation	Total
Initial accrual at March 1, 2004	$3,146	$1,426	$4,572
Cash activity	(864)	(1,400)	(2,264)
Adjustment to accrual	(866)	(26)	(892)

Balance at December 31, 2004	1,416	—	1,416
Cash activity	(689)	—	(689)
Adjustment to accrual	190	—	190

Balance at December 31, 2005	917	—	917
Cash activity	(248)	—	(248)

Balance at June 30, 2006	$669	$—	$669
Less: current portion			497

Long-term exit costs and severance and relocation			172

Acquisition of Intraspect

On December 10, 2003, the Company acquired all issued and outstanding shares of Intraspect Software, Inc. (“Intraspect”). The Company recorded exit costs of $2.3 million that related to lease obligations for excess office space that the Company has vacated or intended to vacate under the approved facilities exit plan. The total lease commitments include the estimated buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commission, legal fees, repairs, restoration costs, and sublease incentives offset by estimated sublease income. The Company also recorded an accrual of $0.5 million for severance and relocation costs that has been fully utilized.

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Intraspect acquisition:

	Exit Costs	Severance and relocation	Total
Initial accrual at December 10, 2003	$2,250	$543	$2,793
Adjustment to accrual	—	(30)	(30)
Cash activity	(67)	(507)	(574)

Balance at December 31, 2003	2,183	6	2,189
Adjustment to accrual	21	148	169
Cash activity	(834)	(154)	(988)

Balance at December 31, 2004	1,370	—	1,370
Adjustment to accrual	(38)	—	(38)
Cash activity	(801)	—	(801)

Balance at December 31, 2005	531	—	531
Adjustment to accrual	—	—	—
Cash activity	(397)	—	(397)

Balance at June 30, 2006	$134	$—	$134
Less: current portion			134

Long term exit costs and severance and relocation			$—

Acquisition of Epicentric

On December 3, 2002, the Company acquired all issued and outstanding shares of Epicentric, Inc. (“Epicentric”). Accrued exit costs of $9.8 million at acquisition date relate to lease obligations for excess office space that the Company has vacated under the approved facilities exit plan. The total lease commitments include the estimated lease buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The Company also established an accrual of $1.9 million of severance and relocation costs that has been fully utilized.

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Epicentric acquisition:

	Exit Costs	Severance and Relocation	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689
Cash activity	—	—	—

Balance at December 31, 2002	9,794	1,895	11,689
Adjustment to accrual	190	—	190
Cash activity	(3,692)	(1,823)	(5,515)

Balance at December 31, 2003	6,292	72	6,364
Adjustment to accrual	(454)	(72)	(526)
Cash activity	(2,360)	—	(2,360)

Balance at December 31, 2004	3,478	—	3,478
Adjustment to accrual	(833)	—	(833)
Cash activity	(2,559)	—	(2,559)

Balance at December 31, 2005	86	—	86
Adjustment to accrual	(19)	—	(19)
Cash activity	(67)	—	(67)

Balance at June 30, 2006	$—	$—	$—
Less: current portion			—

Long term exit costs and severance and relocation			$—

NOTE 4 — Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investment securities with an original maturity of three months or less at the date of purchase to be cash equivalents.

Short-term investments consist of marketable securities that have remaining maturities of less than one year from the balance sheet date, excluding cash equivalents, and auction rate securities as described below. Investment securities are classified as “available-for-sale” and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income. Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the periods presented.

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

The Company classifies auction rate securities as available-for-sale pursuant to Statement of Accounting Standards No. 115. Furthermore, the Company classified these securities as short-term because: (i) we acquired and held these securities with the intent to liquidate them as the need for working capital arose in the ordinary course of business; and (ii) we are able to either liquidate our holdings or roll our investment over to the next reset period at each rate reset interval as described above.

Short-term investments consist of the following (in thousands):

	June 30, 2006			December 31, 2005
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$26,240	$(79)	$26,161	$9,369	$(16)	$9,353
Corporate notes	16,056	(70)	15,986	1,043	—	1,043
Auction rate securities	66,643	—	66,643	62,557	—	62,557

	$108,939	$(149)	$108,790	$72,969	$(16)	$72,953

N0TE 5 — Intangible Assets

Intangible assets with indefinite lives

The goodwill balance of $120.1 million at June 30, 2006 and December 31, 2005 relates to the Tower Technology business combination completed in March 2004, the Intraspect business combination completed in December 2003, and the Epicentric business combination completed in December 2002.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. There were no indicators of impairment and no impairment charges were recorded in the three and six month periods ended June 30, 2006 and 2005, respectively.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Six months ended June 30, 2006			Year ended December 31, 2005
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Business combinations:
Technology	$77,101	$(58,706)	$18,395	$77,101	$(56,198)	$20,903
Non-compete contracts	2,200	(1,617)	583	2,200	(1,442)	758
Customer relationships	23,400	(12,125)	11,275	23,400	(10,425)	12,975

Total	$102,701	$(72,448)	$30,253	$102,701	$(68,065)	$34,636

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three months ended June 30, 2006 and 2005 was $2.2 million and $3.0 million, respectively. Total amortization expense for the six months ended June 30, 2006 and 2005 was $4.4 million and $6.3 million, respectively. Of these totals, $0.9 million and $1.3 million was recorded as “Amortization of intangible assets” in operating expenses for the three months ended June 30, 2006 and 2005, respectively. The remaining $1.3 million and $1.7 million for the three months ended June 30, 2006 and 2005 was recorded as a cost of revenue. For the six months ended June 30, 2006 and 2005, respectively, $1.9 million and $2.6 million was recorded as “Amortization of intangible assets” in operating expenses. The remaining $2.5 million and $3.7 million for the six months ended June 30, 2006 and 2005 was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) for the remaining six months (remaining period) ending December 31, 2006 and the next five years is as follows:

For the remaining period ended December 31, 2006	$4,353
For the year ended December 31, 2007	$8,400
For the year ended December 31, 2008	$8,108
For the year ended December 31, 2009	$8,050
For the year ended December 31, 2010	$1,342

NOTE 6 — Long-term Investments

Restricted investments are classified as available-for-sale and are presented at estimated fair market value with any unrealized gains or losses included in other comprehensive income. The Company holds a less than 20% interest in a technology incubator limited partnership (the “partnership”) and does not exert significant influence over the partnership, therefore, the Company applies the cost method. Long-term investments consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Restricted investments (at cost which approximates fair value)	$6,610	$6,960
Equity investments:
Limited partnership interest	1,328	1,328

Total long-term investments	$7,938	$8,288

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

During the quarter ended March 31, 2005, the Company recognized approximately $1.5 million in realized gains in “Other income” for the sale of an equity security in a privately-held technology company. During the second quarter ended June 30, 2005 the Company recognized approximately 13.7 million in realized gains in “Other income” for the sale of equity securities in privately held technology companies. Included in the gain recognized for the three months ended June 30, 2005 was a gain of approximately $12.8 million for the sale of a single investment. At the time of the sale the investment did not have a carrying cost due to previous impairment charges.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized no impairment charges during the three and six months ended June 30, 2006 and 2005.

NOTE 7 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002, 2003 and 2004. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change. Components of business restructuring charges and the remaining restructuring accruals as of June 30, 2006 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,676)	—	(123)	(1,799)
Cash activity	(6,358)	—	(709)	(7,067)

Balance at December 31, 2005	6,679	—	130	6,809
Adjustment to accrual	285	—	—	285
Cash activity	(739)	—	—	(739)
Non-cash activity	—	—	8	8

Balance at June 30, 2006	$6,225	$—	$138	$6,363
Less: current portion				2,452

Accrued restructuring costs, less current portion				$3,911

Remaining cash expenditures resulting from the restructuring are estimated to be $6.4 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. The accrual adjustments recorded in the first six months of 2006 relate to such differences, namely the buyout fees and sublease income of certain vacated properties were less favorable than we had anticipated. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; San Francisco, California; New York City, New York; and Waltham and Boston, Massachusetts. The maximum lease commitment of such vacated properties extends through December 2011.

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

Leases

The Company leases its office facilities and equipment under various operating lease agreements having expiration dates through 2011. Rent expense, excluding vacated properties, was $1.2 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively. Future minimum payments as of June 30, 2006 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2006	$4,112	$667
2007	6,091	1,338
2008	4,374	1,198
2009	3,526	1,027
2010	2,759	576
Thereafter	2,258	416

Total minimum lease payments	$23,120

Total minimum sublease rentals		$5,222

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

NOTE 9 — Comprehensive Income

The Company’s comprehensive income is included as a component of stockholders’ equity and is composed of (i) net income, (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$858	$13,461	$2,226	$16,179
Foreign currency translation adjustments	328	502	224	673
Unrealized gain (loss) on investments	(64)	(910)	(134)	(1,007)

Total comprehensive income	$1,122	$13,053	$2,316	$15,845

NOTE 10 — Earnings Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture.

Pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share, diluted net income per share has been presented for the three and six months ended June 30, 2006 and 2005, respectively. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$858	$13,461	$2,226	$16,179
Denominator:
Weighted Average Shares Outstanding:
Basic	29,621	29,040	29,563	29,011
Stock options, ESPP, and restricted shares	252	467	222	508

Diluted	29,873	29,507	29,785	29,519

Earnings per common share:
Basic	$0.03	$0.46	$0.08	$0.56
Diluted	$0.03	$0.46	$0.07	$0.55

NOTE 11 — Current Liabilities

Current liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Accounts payable	$2,299	$3,910
Accrued employee liabilities	14,509	14,638
Accrued restructuring charges	2,452	2,901
Accrued exit and severance costs	631	1,119
Accrued income taxes	6,236	5,597
Accrued professional fees	4,379	4,898
Accrued sales and marketing expenses	1,687	2,078
Accrued other taxes	2,414	2,516
Deferred revenue	34,830	34,306
Other Current liabilities	5,499	6,213

Total current liabilities	$74,936	$78,176

NOTE 12 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Accrued restructuring charges, net of current portion	$3,911	$3,908
Accrued exit and severance costs, net of current portion	172	415
Deferred revenue, less current portion	3,444	4,553

	$7,527	$8,876

NOTE 13 — Stockholders’ Equity

Stockholders’ equity consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Common stock	$298	$296
Additional paid-in capital	2,756,960	2,753,557
Accumulated other comprehensive income	1,294	1,204
Accumulated deficit	(2,422,722)	(2,424,948)

	$335,830	$330,109

NOTE 14 — Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

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

Overview

For more than 10 years, Vignette has helped organizations manage their content. Vignette’s family of Enterprise Content Management (ECM) solutions provide organizations the ability to leverage their records, documents, Web pages, images, multimedia and other unstructured content to create new opportunities, expand profits and realize greater savings and efficiencies. Vignette’s customers, representing both private and public sectors, use our products and expertise to increase their productivity, reduce their costs, manage their risk and improve their interactions with key constituents.

We provide solutions to three broad enterprise content management challenges that occur in virtually every industry. Our customers describe these challenges in similar terms:

Next-Generation Web Presence. Virtually all organizations are re-examining their use of the Web. Their goal is to leverage their content, and the Web, to grow their business, lower their operational costs, increase customer loyalty, and promote internal communication.

Imaging and Workflow. There are organizations in every industry that need to capture and process large volumes of documents. Having captured these documents as electronic information, these organizations require cost-efficient processing and secure personalized delivery of this content.

Collaborative Document and Records Management. Organizations in every industry need to gain control of their unmanaged electronic documents, to share and retain organizational knowledge, and to automatically capture business records.

Vignette’s software products are brought together in various combinations to deliver solutions to the common content management challenges above. Following is a brief description of each of our software products:

Vignette Content Management manages content, content types and objects, as well as the deployment and delivery of content to Web sites. It is designed to meet the needs of large organizations with requirements for potentially multiple Web sites for distinct sets of constituents. It encourages the separation of content and its delivery, which allows content to be repurposed easily across multiple sites without issues of currency, versioning, redundancy, and so on. Vignette Content Management is designed to be accessible to non-technical content creators, which means content can be managed without substantial IT intervention. The Vignette Command Center, the core of Vignette Content Management, is an intuitive and configurable roles-based management console that enables business and technical users to manage virtually all of their content management objectives through one interface. Once integrated with business processes, users can share knowledge and collaborate on virtually any tasks, using e-mail, desktop applications and Web-based workspaces. We also offer a variety of additional specialized products to enhance Vignette Content Management.

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

Vignette Records & Documents™ is an enterprise document and records management solution that manages fixed assets, automates document based workflows, manages casework through a process, and implements important archival and disposition of records. Vignette Records & Documents facilitates risk and compliance management, and implements important document management capabilities including metadata search, query by example, indexed full text search, check in/out and ACL security.

Vignette WebCapture™ is a secure Web transaction capture and playback risk management solution that archives transactions on a customer’s site and creates a permanent record of them for dispute resolution.

Vignette IDM™ is an integrated document management, archive and retrieval solution that addresses document capture, production imaging supporting forms OCR/ICR, high-performance image viewing, printing, and storage management; business process automation and workflow supporting case management, business process management and Web services; output report management for capturing, mining, linking, distribution, and statement presentment; and COLD storage and records management supporting electronic and physical records, retention management, e-mail archiving and regulatory compliance.

Vignette Builder enables quick creation, assembly and customization of portal-based applications, empowering organizations to respond rapidly to changing business needs. Wizard-based interfaces accelerate the development and deployment of a wide range of critical applications that automatically integrate into the customer’s collaborative portal environment.

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

Our solutions and products are supported by our professional services organization, Vignette Professional Services (VPS). VPS offers pre-packaged and custom services, using documented best practices, to help organizations define their online business objectives and deploy their applications. Our education, consulting and customer care teams give customers the benefit of our experience with thousands of customer implementations. We partner with a number of leading consulting firms and system integrators such as Accenture, Bearing Point, Deloitte Consulting, and Tata Consulting Services to implement our software for their clients. In many cases, we work in blended teams to implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as Microsoft, BEA Systems, Hewlett Packard and Sun Microsystems.

Reconciliation of Non-GAAP Financial Measures

This section includes certain performance measures that may be considered “non-GAAP financial measures” under SEC rules and regulations. Management believes that these financial measures provide investors and analysts useful additional insight into our Company’s financial position and performance. Non-GAAP results exclude purchased in-process research and development, acquisition-related and other charges, stock option expense (includes the ESPP), amortization of certain intangible assets, and other one-time charges and gains. One-time charges and gains generally include business restructuring-related charges (benefits), investment and fixed asset impairment charges and gains, and gains on the sale of equity investments. Management also uses these financial measures to evaluate the Company’s performance and to make certain decisions relating to the optimal allocation of our resources.

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

The tables below reconciles (in thousands) the financial measures included in this section that may be considered non-GAAP financial measures, to the most directly comparable financial measures calculated and presented in accordance with GAAP adjusted operating income and adjusted net income. Beginning in fiscal 2006, the Company no longer excludes the stock compensation expense for restricted stock awards from non-GAAP financial measures and these charges have not been excluded for 2005 or 2006 in the tables below. The impact on the previously reported adjusted operating income and adjusted net income for the three and six months ended June 30, 2005 was a decrease of $183,000 and $315,000, respectively.

	Three Months ended June 30,
	2006	2005
GAAP operating (loss)	$(1,049)	$(658)
Plus: Amortization of acquired technology	1,254	1,769
Purchased in-process research and development, acquisition-related and other charges	—	—
Business restructuring charges (benefits)	292	43
Stock option expense (includes the ESPP)	652	—
Amortization of intangible assets	938	1,279

Adjusted operating income	$2,087	$2,433

	Six Months ended June 30,
	2006	2005
GAAP operating income (loss)	$(1,860)	$107
Plus: Amortization of acquired technology	2,508	3,773
Purchased in-process research and development, acquisition related charges	—	270
Business restructuring charges (benefits)	267	(2,111)
Stock option expense (includes the ESPP)	1,347	—
Amortization of intangible assets	1,875	2,558

Adjusted operating income	$4,137	$4,597

	Three Months ended June 30,
	2006	2005
GAAP net income	$858	$13,461
Less: Realized gains of certain equity investments	—	13,729
Plus: Amortization of acquired technology	1,254	1,769
Business restructuring charges	292	43
Stock option expense (includes the ESPP)	652	—
Amortization of intangible assets	938	1,279

Adjusted net income	$3,994	$2,823

	Six Months ended June 30,
	2006	2005
GAAP net income	$2,226	$16,179
Less: Realized gains of certain equity investments	—	15,210
Credit for purchase accounting	523	—
Plus: Amortization of acquired technology	2,508	3,773
Purchased in-process research and development, acquisition related and other charges	—	270
Business restructuring charges (benefits)	267	(2,111)
Stock option expense (includes the ESPP)	1,347	—
Amortization of intangible assets	1,875	2,558

Adjusted net income	$7,700	$5,459

Overview of Second Quarter Results

In total, the Company reported total revenues of $48.8 million for the three months ended June 30, 2006 versus $47.0 million of total revenues for the three months ended June 30, 2005 or an increase of 4% over the same period last year.

More specifically, license revenues were $15.3 million in the second quarter of 2006 compared to $17.2 million for the second quarter of 2005, a decrease of 11%. Maintenance revenues of $20.4 million in the second quarter of 2006 were up 9% from $18.8 million as compared to 2005. Professional services revenues of $13.0 million in the first quarter of 2006 were up 18% from $11.0 million as compared to 2005. International revenue comprised 36% and 41% of total revenue for the quarter ended June 30, 2006 and 2005, respectively. No single customer accounted for more than 10% of our quarterly revenues.

The Company had a GAAP operating loss of $1.0 million in the second quarter of 2006 compared to GAAP operating loss of $0.6 million in the second quarter of 2005. The Company had an increase in total revenue of $1.8 million in the second quarter of 2006 versus the second quarter of 2005. Total expenses were $2.2 million higher in the second quarter of 2006 versus the second quarter of 2005.

Total expenses, including both cost of revenue and operating expenses, were $49.8 million and $47.6 million for the three months ended June 30, 2006 and 2005, respectively. Total expenses for the three months ended June 30, 2006 and 2005 included $3.1 million for the following charges and benefits; business restructuring charges (benefits) ; amortization of acquired technology and other intangibles; and stock option expense. Most of these charges relate to our previous acquisitions and to changes in our real estate lease commitments, driven primarily by better than expected outcomes with respect to certain lease buyout fees and changes in our estimates for sublease income both favorable and unfavorable. The current quarter included stock option expense of $0.7 million due to the adoption of Statement 123R.

The remaining expenses of $46.7 million for the second quarter of 2006, excluding the $3.1 million described above, increased 5% as compared to 2005. The factors contributing to the increase included higher costs of revenue that were up $1.3 million, and higher sales and marketing expenses of $1.3 million. The increase in cost of revenue is due primarily to an increase in professional services costs associated with the increase in professional services revenue. The increase in sales and marketing expenses is to due to increased headcount in product strategy, increased marketing efforts for the health care vertical and an increase in regional sales and marketing expenses. The increases in the expenses above were offset by a decrease in general and administrative expenses of $0.6 million driven by lower regulatory reporting costs and professional fees.

GAAP net income was $0.9 million, as compared to $13.5 million during the second quarter of 2005. The large decrease is due primarily to a one time gain on sale of equity investments of approximately $13.7 million that was recorded in the second quarter of 2005. Excluding the charges totaling $3.1 million as described above, non-GAAP net income for the second quarter of 2006 was $4.0 million. This compares to non-GAAP net income of $2.8 million in the second quarter of 2005, an increase of 43%.

Total cash and short-term investments increased by $6.3 million during the quarter to approximately $208 million as of June 30, 2006. We have no debt outstanding.

Our headcount at June 30, 2006 was 758, an increase of 20 persons from 738 at December 31, 2005 and an increase of 5% from 721 at June 30, 2005. The increase from June 30, 2005 was substantially the result of a shift to a more solutions based product strategy, increased investment in our sales and marketing organization and a focus on certain market verticals such as health care.

Forward-looking Information

During our second quarter 2006 financial results conference call on July 27, 2006, we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended September 30, 2006.

For the third quarter of 2006, we expect total revenue of approximately $46 million to $50 million, with license revenue accounting for approximately 33% to 36% of total revenue and services accounting for the remainder.

We expect a non-GAAP gross margin of approximately 67% to 69% depending on the mix of business in the quarter.

	Range for quarter ended September 30, 2006
	(in millions)
Total Revenue	$46.0	—	$50.0
GAAP gross profit	$29.4	—	$33.0
Plus:
Amortization of acquired technology	1.3	—	1.3
Non- GAAP gross profit	$30.7	—	$34.3
Non-GAAP Gross Margin	67%	—	69%

In terms of operating expenses, we expect research and development to be approximately 17% to 18% of revenue, sales and marketing to be approximately 36% to 37% of revenue, and general and administrative to be approximately 9% of revenue.

In summary, we expect non-GAAP net income of approximately $2.9 to $4.7 million, resulting in non-GAAP EPS of $0.10 to $0.16 per share, assuming 30.0 million fully diluted shares outstanding.

The expected non-GAAP results are before total charges of $2.8 million that include $1.3 million related to the amortization of acquired technology, $0.6 million related to stock option expense, and $0.9 million related to the amortization of intangible assets. Including the charges of $2.8 million we expect a GAAP EPS of $0.00 to $0.06 per share, assuming 30.0 million fully diluted shares outstanding.

	Range for quarter ended September 30, 2006
	(in millions)
GAAP net income	$0.1	—	$1.9
Plus:
Amortization of acquired technology	1.3	—	1.3
Stock option expense	0.6	—	0.6
Amortization of intangible assets	0.9	—	0.9

Non-GAAP net income	$2.9	—	$4.7
Diluted shares outstanding	30.0	—	30.0
Non-GAAP diluted EPS	$0.10	—	$0.16

Outlook

Our objective is to maintain and extend a leadership position as a global provider of products and solutions that enable organizations to harness the power of information and to leverage their content for greater savings and efficiency. We will continue to focus on delivering sustained revenue and profitable growth, expanding our customer base of Global 2000 organizations both at the enterprise and departmental levels, extending our technology and product leadership through internal investment in research and development, expanding our global sales capabilities and extending our partnership alliances with leading technology and services companies.

We will strive to improve sales force and channel productivity. We will continue to encourage cross-functional team selling through enhanced team realignment around customer accounts and regions, and meet market-specific needs through specialized teams with subject-matter expertise in areas such as healthcare, financial services, telecommunications and new media, and government. We will continue to focus on the indirect channel as a means to better distribute and expose our software and solutions to the marketplace. We will also continue to focus on realizing efficiencies and cost-savings across our business.

The primary risk to achieving our goals is competitive pressure, particularly from larger companies with much longer operating histories and greater resources. Moreover, many of these companies can adopt aggressive pricing policies and provide customers with consolidated offerings that may include some of our product capabilities. Other key risks include market acceptance of our products, the overall level of information technology spending, the uncertainties and challenges of offshore outsourcing and our ability to maintain control over expenses and cash. Our prospects must be considered in light of these risks, particularly given that we operate in new and rapidly evolving markets and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors that May Affect Future Results” for more information.

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

Estimating the allowance for doubtful accounts. We continuously assess the collectibility of outstanding customer invoices and in doing such; we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience, a customer’s current credit-worthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. For example, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Estimating business restructuring accruals. We vacated excess leased facilities as a result of the restructuring plan we initiated in 2001 and subsequently expanded in 2002, 2003, and 2004. We recorded an accrual for the remaining lease liabilities of such vacated properties as well as brokerage commissions, partially offset by estimated sublease income. We estimated the costs of these excess leased facilities, including estimated costs to sublease and sublease income, based on market information and trend analysis. We continually assess our real estate portfolio and may vacate or occupy other leased space as dictated by our analysis. Actual results could differ from these estimates. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments.

Valuation of goodwill and identifiable intangible assets. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year and or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Product license	31%	36%	32%	36%
Services	69	64	68	64

Total revenue	100	100	100	100
Cost of revenue:
Product license	1	2	1	2
Amortization of acquired technology	3	4	3	4
Services	31	28	31	29

Total cost of revenue	35	34	35	35

Gross profit	65	66	65	65
Operating expenses:
Research and development	18	18	18	18
Sales and marketing	37	35	37	35
General and administrative	10	11	10	11
Purchased in-process research and development, acquisition-related and other charges	—	—	—	—
Business restructuring charges (gain)	—	—	—	(2)
Amortization of intangibles	2	3	2	3

Total operating expenses	67	67	67	65

Income (loss) from operations	(2)	(1)	(2)	—
Other income (expense), net	5	31	5	19

Income (loss) before provision for income taxes	3	30	3	19
Provision for income taxes	1	1	1	1

Net income (loss)	2%	29%	2%	18%

Comparison of the three and six months ended June 30, 2006 to the three and six months ended June 30, 2005 (in thousands, unless otherwise noted)

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	fluctuation	2006	2005	fluctuation
Product license	$15,336	$17,150	(11)%	$30,802	$33,440	(8)%
Services revenue:
Maintenance and support	20,423	18,812	9%	39,720	37,950	5%
Professional services	13,039	11,027	18%	25,172	21,245	18%

Total services revenue	33,462	29,839	12%	64,892	59,195	10%

Total revenue	$48,798	$46,989	4%	$95,694	$92,635	3%

Total revenue increased 4% and 3% in the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. The increases are attributable to sales associated with professional services and increases in maintenance and support revenue.

Product license. Product license revenue decreased 11% and 8% during the three and six months ended June 30, 2006, respectively, as compared to the same period last year due primarily to lower license revenues in the European region.

Services. Services revenue increased 12% and 10% in the three and months ended June 30, 2006, respectively. The increases were attributable to both maintenance and support and professional services. The increases in professional services were due to increased sales on the implementation of software. The increases in maintenance and support are due to increases in annual renewals and an increase in rates.

During the comparative three months ended June 30, 2006 and 2005, no single customer accounted for more than 10% of our total revenues. International revenue was $17.5 million and $19.1 million, or 36% and 41% of total revenues in the three months ended June 30, 2006 and 2005, respectively. International revenue was $32.0 million and $37.8 million , or 33% and 41% for the six months ended June 30, 2006 and 2005, respectively. The decrease in international revenue is attributable to a weakness in license revenue in the European region.

Cost of Revenue

Cost of revenue consists of the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing maintenance and support and professional services.

Cost of revenue amounts and percentages are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	fluctuation	2006	2005	fluctuation
Product license	$573	$885	(35)%	$1,336	$1,677	(20)%
Amortization of acquired technology	1,254	1,769	(29)%	2,508	3,773	(47)%
Maintenance and support	3,243	3.230	—	6,406	6,577	3%
Professional services	12,049	10,310	17%	23,308	19,955	17%

Total cost of services revenue	15,292	13,540	13%	29,714	26,532	12%

Total cost of revenue	17,119	16,194	6%	33,558	31,982	5%

Gross profit	$31,679	$30,795	3%	$62,136	$60,653	2%

As a percentage of sales, gross profit represented 65% and 66% for the three months ended June 30, 2006 and June 30, 2005, respectively. For the six months ended June 30, 2006 and June 30, 2005, gross profit represented 65% of sales. The increase in gross profit in absolute dollars for the quarter ended June 30, 2006 is due to the increase in sales. The one percent decline in gross profit on a percentage basis is due to a higher mix of services that have a lower margin. The decrease in amortization costs is due to the natural run-out of the acquired technology intangible assets discussed in Note 5. The lower cost of revenue for product license is due to lower negotiated royalty license fees and product mix.

Operating expenses

Operating expense amounts and percentages are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	fluctuation	2006	2005	fluctuation
Research and development	$8,757	$8,554	2%	$17,149	$17,208	—
Sales and marketing	18,099	16,550	9%	35,564	32,498	9%
General and administrative	4,642	5,027	(8)%	9,141	10,123	(10)%
Purchased in-process research and development, acquisition- related and other charges	—	—	—	—	270	(100)%
Business restructuring charges (gain)	292	43	579%	267	(2,111)	113%
Amortization of intangible assets	938	1,279	(27)%	1,875	2,558	(27)%

Total operating expenses	$32,728	$31,453	4%	$63,996	$60,546	6%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased 2% in the three months ended June 30, 2006 and were stable for the six months ended June 30, 2006 relative to the same periods in 2005. The quarter-over-quarter increase of $203,000 relates primarily to an increase in headcount related expenses including an increase in stock based compensation of $67,000. We believe that continued investment in research and development is critical to attaining our strategic objectives.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, as well as bad debt charges. Sales and marketing expenses increased 9% in the three and six months ended June 30, 2006. Approximately 2% of the increase for both the three months and six months ended June 30, 2006, is due to an increase in stock based compensation. The remaining increases for the three and six month periods ended June 30, 2006 compared to the same periods in 2005 is attributable to increased focus on a solutions based product strategy, solutions for vertical markets such as healthcare, and an increase in regional sales and marketing expenses. We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period due to seasonality, sales cycles, the timing of new product releases, entry into new market areas, investment in marketing efforts, and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, legal, accounting, facilities, and information technology. General and administrative expenses decreased 8% in the three months ended June 30, 2006 and 10% for the six months ended June 30, 2006. The decrease in the first quarter is due primarily to lower regulatory reporting costs and professional fees. The decrease for the six months ended June 30, 2006 compared to the same period last year is also due to lower regulatory reporting costs and professional fees offset by an increase in headcount related expenses. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on seasonality, sales cycles, regulatory requirements, legal proceedings and fees paid to outside professional service providers, particularly related to Sarbanes-Oxley compliance activities.

Purchased in-process research and development, acquisition-related and other charges. Acquisition-related and other charges include costs incurred for employees and consultants related to product integration and cross training, other employee-related charges and contingent compensation arrangements. The Company recorded $270,000 in such costs in the first quarter of 2005 and has not recorded any charges in subsequent quarters.

Business restructuring charges. In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003 and 2004, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change. Components of business restructuring charges and the remaining restructuring accruals as of June 30, 2006 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,676)	—	(123)	(1,799)
Cash activity	(6,358)	—	(709)	(7,067)

Balance at December 31, 2005	6,679	—	130	6,809
Adjustment to accrual	285	—	—	285
Cash activity	(739)	—	—	(739)
Non-cash activity	—	—	8	8

Balance at June 30, 2006	$6,225	$—	$138	$6,363
Less: current portion				2,452

Accrued restructuring costs, less current portion				$3,911

Remaining cash expenditures resulting from the restructuring are estimated to be $6.4 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011.

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. The accrual adjustments recorded in the first six months of 2006 relate to such differences, namely the buyout fees and sublease income of certain vacated properties was less favorable than we had anticipated. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; San Francisco, California; New York City, New York; and Waltham, Massachusetts. The maximum lease commitment of such vacated properties extends through December 2011.

Asset impairments relate to the impairment of certain fixed assets, prepaid royalties and intangible assets. These fixed assets were impaired as a result of our decision to vacate certain office space and align our infrastructure with current and projected headcount.

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, we have severed over 1,675 employees. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, research and development and general and administrative functions in all geographies.

Stock Based Compensation. The Company adopted Statement 123R effective January 1, 2006. Under Statement 123R the Company records expense for stock compensation based on the grant date fair value. The Company determines grant date fair value for stock options and the ESPP using the Black-Scholes option pricing model. The fair value for restricted stock awards (RSAs) is generally equal to their intrinsic value at the date of grant. For the three months ended June 30, 2006, the Company recorded $102,000 for the ESPP, $354,000 for RSAs, and $550,000 for stock options. For the six months ended June 30, 2006, the Company recorded $228,000 for the ESPP, $0.7 million for RSAs, and $1.1 million for stock options. All of the expense for the three and six months ended June 30, 2005 is attributable to RSAs. Prior to the adoption of Statement 123R the Company did not record any expense for stock options with zero intrinsic value or the ESPP.

Prior to the adoption of Statement 123R the Company accelerated the vesting of approximately 343,000 shares with a weighted average exercise price $22.35. The purpose of the acceleration was to avoid recognizing compensation cost upon the adoption of 123R. The pre-tax charge estimated by the Company to be avoided as a result of the acceleration amounts to approximately $1 million over the course of the vesting periods. The estimated charge avoided is $500,000 in 2006, $400,000 in 2007, and $100,000 in 2008. All other previously awarded stock options were not impacted by this change.

The Company still expects to issue stock options but has shifted to offering more stock based compensation in the form of RSAs.

Stock compensation expense is attributable to the following cost categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of revenue-services	$114	$—	$260	$—
Research and development	76	9	171	(6)
Sales and marketing	356	14	719	26
General and administrative	460	160	859	295

	$1,006	$183	$2,009	$315

Amortization of intangible assets. Amortization of intangible assets includes amortization of customer relationships and non-compete contracts. Intangible amortization expense decreased 27% in the three and six months ended June 30, 2006 (excluding amortization expenses related to acquired technology) as compared to the same periods last year. These decreases relate to amortization expense for assets obtained from the Tower Technology acquisition in March 2004. Amortization expense is recorded ratably over the estimated useful lives of the intangible assets, which range from two to six years.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, recognized investment gains and losses as well as foreign exchange gains and losses (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	fluctuation	2006	2005	fluctuation
Interest Income and other, net	$2,368	$1,179	101%	$4,528	$2,149	111%
Gain on sale of equity investment	—	13,729	(100)%	—	15,210	(100)%
Credit for purchase accounting	—	—	—	523	—	—

	2,368	14,908	(84)%	5,051	17,359	(71)%

Other income decreased for the three months ended June 30, 2006 compared to the same period in 2005 primarily to a one time gain on sale of equity investments recorded in 2005 of approximately $13.7 million. The increase in interest income and other, net, for the three months ended June 30, 2006 as compared to the same period in 2005 is a result of rising yields on invested funds and an increase in cash and short-term investments. The decease in the six months ended June 30, 2006 as compared to the same period in the prior year is due to the one time gain mentioned above and additional gains on the sale of other equity investments recorded for the first quarter of 2005 of approximately $1.5 million. The decline was partially offset by a credit of $523,000 recorded by the Company in the first quarter of 2006 related to the releasing of a liability that had been recorded for the Tower Technology purchase in the first quarter of 2004. The Company’s interest income and other, net, increased for the six months ended June 30, 2006 as the Company obtained higher yields on invested funds and an increased its cash and short-term investments.

At June 30, 2006, our unrestricted, long-term strategic investments totaled $ 1.3 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions. Income tax expense amounts (in thousands) and percentages are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	fluctuation	2006	2005	fluctuation
Provision for income taxes	$461	$789	(42)%	$965	$1,287	(25)%

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

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	June 30, 2006	December 31, 2005
Cash and cash equivalents	$99,462	$124,104
Short-term investments	$108,790	$72,953
Working capital	$175,979	$165,319
Current ratio	3.4:1	3.1:1
Days of sales outstanding – for the quarter ended	62	69

At June 30, 2006, we had $208 million in cash, cash equivalents and short-term investments and no debt. We generally invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale.

Net cash provided by operating activities was $11.1 million and $9.9 million during the first six months of 2006 and 2005, respectively. The increase in cash from operations reflects a reduction in cash charges, primarily lease commitments, for property included in the company’s restructuring accruals.

Net cash used in investing activities was $37.7 million during the first six months of 2006, compared to net cash provided by investing activities of $36.7 million during the first six months of 2005. The decrease in investing inflows for the first six month of 2006 is due primarily to a shift from cash to short term investments in 2006 and the one time gains on the sales of equity investments that occurred during the first six months of 2005. During the first six months of 2006 the Company had net purchases of short-term investments of approximately $36 million as the Company moved excess cash into short-term investments. This is contrasted with the first six months of 2005 in which the Company had net maturities of short term investments of approximately $19 million and received cash on the sale of equity investments of approximately $16 million. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in securities to maximize investment yields while preserving cash flow for operational purposes, and acquisition of intellectual property or complementary businesses to expand our market share.

Net cash provided by financing activities was $1.4 million and $1.0 million during the first six months of 2006 and 2005, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of employee stock purchase plan shares.

Our long-term investments are classified as available-for-sale and consist of a limited partnership interests in a technology incubator and cash collateral pledged for certain lease and tax obligations. At June 30, 2006, long-term investments totaled $7.9 million, compared to $8.3 million at December 31, 2005. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At June 30, 2006 and December 31, 2005, we had pledged approximately $6.6 million and $7.0 million, respectively, as cash collateral for certain of our lease and tax obligations. These investments will remain restricted to the extent that the security requirements exist or the tax obligations are settled.

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

Leases

Leases. The Company leases its office facilities and equipment under various operating lease agreements having expiration dates through 2011. Future minimum payments as of June 30, 2006 under our lease obligations, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2006	$4,112	$667
2007	6,091	1,338
2008	4,374	1,198
2009	3,526	1,027
2010	2,759	576
Thereafter	2,258	416

Total minimum lease payments	$23,120

Total minimum sublease rentals		$5,222

We do not have any significant contractual obligations other than those leases disclosed above.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States of America and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Africa, the Middle East, Asia and Australia where transactions are denominated in the local currency of each location. As a result, our financial results could be affected by changes in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies and therefore, financial reporting of our foreign operations is subject to foreign currency risk. Gains and losses on hedging contracts are reflected currently in other income and expense. We typically limit the duration of our foreign currency forward contracts to 90 days. We do not invest in contracts for speculative purposes. Our foreign exchange exposures are monitored regularly to ensure the overall effectiveness of our foreign currency hedge positions. At June 30, 2006 the notional value of foreign currency contracts was approximately $4.7 million and based on the applicable exchange rates the fair value of the derivative financial instruments was a liability of $4,322.

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

At June 30, 2006, our cash and cash equivalents consisted primarily of commercial paper. Short-term investments consist of marketable securities including corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies and auction rate securities. Our marketable securities that are classified as short-term investments will mature in less than one year from June 30, 2006. Auction rate securities may have nominal maturity dates that are more than one year from June 30, 2006, but are classified as short term investments by the Company. These securities are classified as available-for-sale and are recorded at their estimated fair value.

Long-term investments. We have invested in emerging technology companies considered strategic to our software business. The Company made the decision to liquidate most of its investments in emerging technology companies in fiscal 2005. At June 30, 2006, long-term investments consisted of a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized no impairment charges during the three and six months ended June 30, 2006 and 2005. We classify our long-term investments as available-for-sale.

In addition to strategic investments, we held approximately $6.6 million and $7.0 million in restricted investments at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. The average yield of these investments is approximately 4.11%

ITEM 4 — CONTROLS AND PROCEDURES

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

Risks Related to Our Business

We Have Returned to Profitability but May not be Able to Sustain Consistent Profitability

Although we recorded a profit in the first half of fiscal 2006 and fiscal year 2005, we cannot be certain that we will generate sufficient revenues to maintain profitability. If we do maintain profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. To achieve and sustain profitable operations and positive cash flows, we must increase our license and support services revenues. If our revenues do not grow at a rate greater than expenses required to fund our continuing operations, we will not be able to maintain the profitability recorded in the first half of fiscal 2006 and fiscal year 2005, which could cause the price of our common stock to decline.

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

We recorded 36% and 41% of our total revenue for the quarters ended June 30, 2006 and 2005, respectively, and 39% and 38% for the years ended December 31, 2005 and 2004, respectively, through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

•	the potential difficulties and control risks of integrating international and domestic operations;

•	the potential disruption of our ongoing business and diversion of management resources;

•	the possibility that the business cultures will not be compatible;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to integration of operations;

•	the impairment of relationships with employees and customers as a result of any integration of new personnel;

•	potential unknown liabilities associated with the acquired business and technology;

•	costs and delays in implementing common systems and procedures, including financial accounting systems and customer information systems; and

•	potential inability to retain, integrate and motivate key management, marketing, technical sales and customer support personnel.

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

Acquisitions, Including Our Acquisition of Tower Technology, Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Adversely Affect Our Operating Results

We will continue to consider strategic acquisitions. We may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Failure to successfully integrate acquisitions could seriously harm our business. Also, our existing stockholders would experience dilution if we financed subsequent acquisitions by issuing equity securities. We completed our acquisition of Tower Technology in March 2004. Failure to successfully address the risks associated with this acquisition could harm our ability to fully integrate and market products based on the acquired technology. We may discover liabilities and risks associated with this acquisition that were not discovered in our due diligence prior to signing the respective definitive merger agreements. Although, in each acquisition, a portion of the purchase price was placed in escrow to cover such liabilities, it is possible that the actual amounts required to cover such liabilities will exceed the escrow amount or that any claims against the escrow will be unsuccessful.

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

Our Product Shipments Could Be Delayed if Third-Party Software Incorporated in Our Products are No Longer Available

We integrate third-party software as a component of our software. The third-party software may not continue to be available to us on commercially reasonable terms. If we cannot maintain positive relationships and licenses to key third-

party software, shipments of our products could be delayed or disrupted until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

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

Risks Related to the Software Industry

Our Business is Sensitive to the Overall Economic Environment; a Slowdown in Information Technology Spending Could Harm Our Operating Results

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

Although our management determined, and our former independent registered public accounting firm attested, that our internal controls over financial reporting were effective as of December 31, 2005, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are considered ineffective, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company’s stockholders was held on May 26, 2006. Three directors were elected at the meeting including Jan H. Lindelow, Kathleen Earley and Joseph M. Grant. Directors continuing to serve are Michael A. Aviles, Henry T. DeNero, Jeffrey S. Hawn and Michael D. Lambert.

At that meeting three proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect three directors (with Jan H. Lindelow, Kathleen Earley and Joseph M. Grant being the nominees) to serve until the 2009 Annual Meeting of Stockholders. Proposal 2 was a proposal to amend and restate the Company’s 1999 Equity Incentive Plan. Proposal 3 was a proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2006.

	Number of Votes
Proposal	For	Against	Abstain/ Withhold	Broker Non-Vote
Proposal 1 – Election of directors:
Jan H. Lindelow	27,109,026	—	_	—
Kathleen Earley	27,227,153	—	_	—
Joseph M. Grant	27,230,405
Proposal 2 – Amended and Restated 1999 Equity Incentive Plan	26,232,437	959,083	664,610
Proposal 3 – Ratification of Grant Thornton LLP appointment	27,638,146	114,268	103,716	—

As noted in the table above all proposals were approved.

ITEM 6 — EXHIBITS

Exhibits:

Exhibit Number	Description

10.36	Amended and Restated 1999 Equity Incentive Plan dated May 26, 2006

10.37	Offer Letter Agreement with T. Patrick Kelly

10.38	T. Patrick Kelly Stock Option Agreement

10.39	T. Patrick Kelly Restricted Stock Agreement

31.1	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification to the Securities and Exchange Commission by Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGNETTE CORPORATION

Date: August 09, 2006	/s/ T. Patrick Kelly
T. Patrick Kelly Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)