Form 10-Q
period 2006-09-30
VIGNETTE CORP
filed 2006-11-08
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

As of October 31, 2006, there were 30,116, 348 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended September 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

in thousands

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$84,183	$124,104
Short-term investments	130,812	72,953
Accounts receivable, net	35,497	38,610
Prepaid expenses and other current assets	8,726	7,828

Total current assets	259,218	243,495
Property and equipment, net	7,469	8,191
Investments	7,965	8,288
Goodwill	120,110	120,110
Other intangibles, net	28,061	34,636
Other assets	1,769	2,441

Total assets	$424,592	$417,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$35,643	$37,657
Deferred revenue	35,514	34,306
Other current liabilities	5,398	6,213

Total current liabilities	76,555	78,176
Deferred revenue, less current portion	2,660	4,553
Other long-term liabilities, less current portion	3,467	4,323

Total liabilities	82,682	87,052
Stockholders’ equity	341,910	330,109

Total liabilities and stockholders’ equity	$424,592	$417,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product license	$16,351	$16,822	$47,153	$50,262
Services	32,951	30,354	97,843	89,549

Total revenue	49,302	47,176	144,996	139,811
Cost of revenue:
Product license	495	706	1,831	2,383
Amortization of acquired technology	1,254	1,240	3,763	5,013
Services	15,131	14,396	44,845	40,928

Total cost of revenue	16,880	16,342	50,439	48,324

Gross profit	32,422	30,834	94,557	91,487
Operating expenses:
Research and development	8,509	7,954	25,658	25,161
Sales and marketing	17,655	17,219	53,218	49,717
General and administrative	4,569	4,849	13,710	14,973
Purchased in-process research and development, acquisition-related and other charges	—	—	—	270
Business restructuring charges (benefits)	(32)	(778)	234	(2,889)
Amortization of other intangibles	938	1,279	2,813	3,837

Total operating expenses	31,639	30,523	95,633	91,069

Income (loss) from operations	783	311	(1,076)	418
Other income, net:
Interest income and other, net	2,769	1,470	7,297	3,619
Purchase accounting credit	—	—	523	—
Gain on sale of equity investments	—	81	—	15,291

Total other income, net	2,769	1,551	7,820	18,910

Income before provision for income taxes	3,552	1,862	6,744	19,328
Provision for income taxes	274	542	1,240	1,829

Net income	$3,278	$1,320	$5,504	$17,499

Basic net income per common share	$0.11	$0.05	$0.19	$0.60

Diluted net income per common share	$0.11	$0.04	$0.18	$0.59

Shares used in computing net income per common share
Basic	29,759	29,283	29,628	29,102
Diluted	29,873	29,852	29,847	29,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$5,504	$17,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,609	4,474
Non-cash compensation expense	2,549	567
Amortization of intangible assets	6,575	8,850
Non-cash restructuring charges (benefits)	234	(778)
Gain on sale of equity investments	—	(15,291)
Non-cash purchase accounting credit	(523)	—
Gain on disposal of fixed assets	—	(131)
Other non-cash charges, net	(228)	539
Changes in operating assets and liabilities	(1,672)	(4,277)

Net cash provided by operating activities	16,048	11,452
Investing activities:
Purchase of property and equipment	(2,994)	(3,052)
Maturity (purchase) of short-term investments, net	(57,887)	25,083
Sale of restricted investments	431	2,623
Proceeds from sale of equity securities	—	15,607
Purchase of equity securities	—	(45)
Other	24	197

Net cash (used in) provided by investing activities	(60,426)	40,413
Financing activities:
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	3,402	2,283

Net cash provided by financing activities	3,402	2,283
Effect of exchange rate changes on cash and cash equivalents	1,055	304

Net change in cash and cash equivalents	(39,921)	54,452
Cash and cash equivalents at beginning of period	124,104	63,781

Cash and cash equivalents at end of period	$84,183	$118,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentation as required by the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“Statement 123R”) . The Company reclassified the amortization of deferred stock compensation previously reported on a separate line in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2005. That expense is now included in the appropriate functional expense category and is presented in tabular form in Note 2 below. The Company also reclassified the unamortized cost of $380,000 related to restricted awards to additional paid-in capital that was previously reported as deferred compensation in the equity section of the Company’s Consolidated Balance Sheets as of December 31, 2005. The reclassifications of the amortization of deferred stock compensation and deferred compensation had no impact on the Company’s financial position, results of operations, or cash flows.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accruals for facility lease commitments vacated as a result of both its business restructuring and acquisitions. It is reasonably possible that such sublease assumptions could change in the near term, requiring adjustments to future income.

NOTE 2 — Stock-based Compensation

At September 30, 2006, the Company has five stock based compensation plans which are described below. Effective January 1, 2006 the Company adopted Statement 123R, which prescribes accounting and reporting standards for all share-based compensation plans, including employee stock options, restricted stock awards, and employee stock purchase plans. In accordance with Statement 123R the fair value method has been applied using the modified prospective method, under which compensation cost has been recognized beginning January 1, 2006 (a) based on the requirements of Statement 123R for all share-based payments granted or modified after that date and (b) based on the previous requirements of Financial Accounting Standards No. 123, Stock-Based Compensation (“SFAS 123”) for all awards granted to employees prior to that date that remain unvested on January 1, 2006.

Prior to January 1, 2006, the Company accounted for employee stock based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as permitted by SFAS 123 and Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure . Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period. Accordingly, the Company was not required to recognize compensation cost for stock options issued to the Company’s employees or shares issued under the employee stock purchase plan when the exercise price was equal to the market price on the date of grant. Prior to the adoption of Statement 123R, we recognized compensation cost only for restricted stock and for stock options issued with exercise prices set below market prices on the date of grant. During the three and nine months ended September 30, 2005, we recognized compensation expense of $252,000 and $567,000, respectively, for restricted stock which was charged to our condensed consolidated statement of operations. There was no compensation cost recognized for stock options or the employee stock purchase plans. For the three and nine months ended September 30, 2005, had the Company accounted for all employee stock based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended September 30 2005	Nine Months Ended September 30 2005
Net Income, as reported	$1,320	$17,4999
Add: Total stock-based compensation expense included in the determination of net income as reported	252	567
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,250)	(5,565)

Pro forma net income	$322	$12,501

Basic net income per share:
Reported net income per share	$0.05	$0.60
Pro forma net income per share	$0.01	$0.43
Diluted net income per share:
Reported net income per share	$0.04	$0.59
Pro forma net income per share	$0.01	$0.42

The Company recognized $0.5million in the quarter ended September 30, 2006, for stock based compensation. This expense includes $300,000 for stock options, $168,000 for restricted stock awards, and $71,000 for the employee stock purchase plans. The Company recognized $2.5 million in the nine months ended September 30, 2006, for stock based compensation. The expense includes $1.1 million for stock options, $0.8 million for restricted stock awards, and $0.6 million for the employee stock purchase plans. The costs for stock based compensation for the three and nine months ended September 30, 2005, are related to restricted stock awards. The tables below present the costs recorded related to stock based compensation and the effect of stock based compensation on earnings per share for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30 ,
	2006	2005	2006	2005
Cost of revenue – services	$88	$—	$348	$—
Research and development	61	10	232	3
Sales and marketing	(93)	41	626	67
General and administrative	483	201	1,342	497

Total stock based compensation	$539	$252	$2,548	$567

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Effect of stock based Compensation on earnings per share
Basic	$0.02	$0.01	$0.08	$0.02

Diluted	$0.02	$0.01	$0.08	$0.02

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

Under the 1995 Plan, certain employees, members of the Board of Directors and independent advisors were granted options to purchase shares of the Company’s common stock and were issued shares of the Company’s common stock. Options are immediately exercisable. Upon certain events, the Company has repurchase rights for unvested shares equal to the original exercise price. At September 30, 2006, no shares were subject to repurchase. The Company also has the right of first refusal for any proposed disposition of shares issued under the 1995 Plan. The stock options and the related exercised stock will generally vest over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. Stock issuance may be for purchase or as a bonus for services rendered to the Company. Options outstanding at the time of the Company’s initial public offering were assumed under the Company’s 1999 Plan. Options may not be granted from the 1995 Plan subsequent to the Company’s initial public offering, therefore, no shares were available for future grant under the 1995 Plan at September 30, 2006. Options that expire under the 1995 Plan will be available for future grants under the 1999 Plan.

Under the 1999 Plan, employees, non-employee members of the Board and consultants may be granted options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options are exercisable in accordance with each stock option agreement. The term of each option is no more than ten years from the date of grant. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Plan automatically increased by the lesser of (i) 5% of the total number of shares of the common stock then outstanding or (ii) 1,180,482 shares. At September 30, 2006, there were 7,239,387 shares authorized for issuance, including shares assumed from the 1995 Plan, of which 2,431,904 were available for future grant.

Under the 1999 Supplemental Plan, only employees and consultants who are common-law employees of the corporation are eligible for the grant of options. Employees who are officers of the corporation are not eligible for the grant of options under this Plan. The term and vesting periods are equivalent to those under the 1999 Plan. At September 30, 2006, there were 3,300,000 shares authorized for issuance of which 1,949,535 were available for future grant.

Under the Directors’ Plan, non-employee members of the Board may be granted non-qualified options to purchase shares of common stock. Vesting for options granted prior to April 2004 occurs over a four-year cumulative period. Vesting of options granted after April 2004 occurs over a one-year period. The term of each option is no more than ten years from the date of grant. At September 30, 2006, there were 150,000 shares authorized for issuance of which 91,500 were available for future grant.

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

The following table summarizes stock option activity and related information through September 30, 2006.

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,276,777	$25.53	3,146,523	$25.96
Granted	100,000	$12.49	447,836	$15.07
Exercised	(146,838)	$9.72	(228,727)	$10.03
Forfeited	(717,706)	$29.10	(853,399)	$27.59
Outstanding at end of period	2,512,233	$24.92	2,512,233	$24.92
Exercisable at end of period	1,708,897	$29.90	1,708,897	$29.90

As of September 30, 2006, the estimated unamortized cost for outstanding stock options is approximately $2.7 million. The estimated unamortized cost is net of estimated forfeitures used in computing compensation expense. The Company will adjust the estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures will be recognized with a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company expects to recognize that expense over a weighted average period of approximately 1.4 years. The aggregate intrinsic value of stock options exercised for the three months ended September 30, 2006 was $0.5 million. The aggregate intrinsic value of stock options exercised for the nine months ended September 30, 2006 was $0.9 million.

The following table summarizes information about stock options outstanding as of September 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01 - $ 7.50	79	2.2	$2.50	79	$2.50
$ 7.51 - $ 15.00	1,062,911	4.9	11.51	661,751	10.89
$ 15.01 - $ 30.00	967,299	5.8	19.34	565,123	21.65
$ 30.01 - $ 50.00	182,545	3.0	38.73	182,545	38.73
$ 50.01 - $ 75.00	198,391	1.6	59.29	198,391	59.29
$ 75.01 - $150.00	86,454	1.8	86.14	86,454	86.14
$ 150.01 - $250.00	1,829	2.0	188.64	1,829	188.64
$250.01 - $700.00	12,725	0.9	395.95	12,725	395.95

	2,512,233	4.7	$24.92	1,708,897	$29.90

Fair value disclosure for Stock Options

Actual compensation cost for the three and nine months ended September 30, 2006 has been recognized using the fair value method as required by Statement 123R and has been included in the determination of net income and net income per share. Pro forma information for the three and nine months ended September 30, 2005 regarding net income and net income per share as required by SFAS 123, has been determined as if the Company had accounted for its employee stock plans under the fair value method of SFAS 123.

In anticipation of the adoption of Statement 123R, and previously for SFAS 123, the Company evaluated the assumptions to be used in the Black-Scholes option pricing model. The Company bases expected volatility on historical volatility. The expected term is calculated based on an analysis of historical exercises of stock options. The Company bases the estimate of the risk-free rate on the U.S. Treasury rates in effect at the time of the grant. The Company has never paid cash dividends and does not have a plan to pay cash dividends and has assumed a 0% dividend yield. Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions, for stock options and the ESPP granted in the three months ended September 30, 2006 and 2005, respectively:

	Employee Stock Options		Employee Stock Purchase Plan
	September 30 2006	September 30 2005	September 30 2006	September 30 2005
Risk-free interest rate	4.79%	4.13%	5.11%	3.94%
Weighted average expected term of options (years)	3.0	1.8	0.75	1.24
Dividend rate	0.0%	0.0%	0.0%	0.0%
Assumed Volatility	53%	62%	36%	60%
Weighted average grant date fair value of options granted:	$4.99	$4.29	$3.49	$5.18

Note: Employee stock options are issued with the exercise price at or above quoted market value at date of grant, therefore, there is no intrinsic value. We have assumed an annual forfeiture rate of 5% for stock options. Under the ESPP, shares are issued with an exercise price at fair market value less a fifteen percent discount.

Fair Value disclosure for restricted stock awards

All outstanding restricted stock awards (RSAs) were issued with a zero exercise price. Therefore, the fair value of RSAs is generally equal to their intrinsic value at date of grant . The total intrinsic value at date of grant for the RSAs outstanding at September 30, 2006 is approximately $2.7 million with an unamortized cost of approximately $2.0 million as of September 30, 2006.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value (in 000s)
Outstanding and unvested at December 31, 2005	103,644	$16.96	2.1	$1,758
Granted	176,186	$15.25	1.9	2,687
Vested	(87,144)	$17.59	—	(1,533)
Forfeited	(16,750)	$13.84	—	(232)

Outstanding and unvested at September 30, 2006	175,936	$11.40	2.0	$2,680

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

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Tower Technology Pty Ltd acquisition:

	Exit Costs	Severance and Relocation	Total
Initial accrual at March 1, 2004	$3,146	$1,426	$4,572
Cash activity	(864)	(1,400)	(2,264)
Adjustment to accrual	(866)	(26)	(892)

Balance at December 31, 2004	1,416	—	1,416
Cash activity	(689)	—	(689)
Adjustment to accrual	190	—	190

Balance at December 31, 2005	917	—	917
Non-cash activity	66	—	66
Cash activity	(407)	—	(407)

Balance at September 30, 2006	$576	$—	$576
Less: current portion			576

Long-term exit costs and severance and relocation			—

Acquisition of Intraspect

On December 10, 2003, the Company acquired all issued and outstanding shares of Intraspect Software, Inc. (“Intraspect”). The Company recorded exit costs of $2.3 million that related to lease obligations for excess office space that the Company has vacated or intended to vacate under the approved facilities exit plan. The total lease commitments include the estimated buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commission, legal fees, repairs, restoration costs, and sublease incentives offset by estimated sublease income. The accrual for exit costs has been fully utilized. The Company also recorded an accrual of $0.5 million for severance and relocation costs that has been fully utilized.

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Intraspect acquisition:

	Exit Costs	Severance and relocation	Total
Initial accrual at December 10, 2003	$2,250	$543	$2,793
Adjustment to accrual	—	(30)	(30)
Cash activity	(67)	(507)	(574)

Balance at December 31, 2003	2,183	6	2,189
Adjustment to accrual	21	148	169
Cash activity	(834)	(154)	(988)

Balance at December 31, 2004	1,370	—	1,370
Adjustment to accrual	(38)	—	(38)
Cash activity	(801)	—	(801)

Balance at December 31, 2005	531	—	531
Adjustment to accrual	—	—	—
Cash activity	(531)	—	(531)

Balance at September 30, 2006	$—	$—	$—
Less: current portion			—

Long term exit costs and severance and relocation			$—

Acquisition of Epicentric

On December 3, 2002, the Company acquired all issued and outstanding shares of Epicentric, Inc. (“Epicentric”). Accrued exit costs of $9.8 million at acquisition date relate to lease obligations for excess office space that the Company has vacated under the approved facilities exit plan. The total lease commitments include the estimated lease buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The accrual for exit costs has been fully utilized. The Company also established an accrual of $1.9 million of severance and relocation costs that has been fully utilized.

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Epicentric acquisition:

	Exit Costs	Severance and Relocation	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689
Cash activity	—	—	—

Balance at December 31, 2002	9,794	1,895	11,689
Adjustment to accrual	190	—	190
Cash activity	(3,692)	(1,823)	(5,515)

Balance at December 31, 2003	6,292	72	6,364
Adjustment to accrual	(454)	(72)	(526)
Cash activity	(2,360)	—	(2,360)

Balance at December 31, 2004	3,478	—	3,478
Adjustment to accrual	(833)	—	(833)
Cash activity	(2,559)	—	(2,559)

Balance at December 31, 2005	86	—	86
Adjustment to accrual	(19)	—	(19)
Cash activity	(67)	—	(67)

Balance at September 30, 2006	$—	$—	$—
Less: current portion			—

Long term exit costs and severance and relocation			$—

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

Short-term investments consist of the following (in thousands):

	September 30, 2006			December 31, 2005
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$37,849	$47	$37,896	$9,369	$(16)	$9,353
Corporate notes	30,364	60	30,424	1,043	—	1,043
Auction rate securities	62,492	—	62,492	62,557	—	62,557

	$130,705	$107	$130,812	$72,969	$(16)	$72,953

N0TE 5 — Intangible Assets

Intangible assets with indefinite lives

The goodwill balance of $120.1 million at September 30, 2006 and December 31, 2005 relates to the Tower Technology business combination completed in March 2004, the Intraspect business combination completed in December 2003, and the Epicentric business combination completed in December 2002.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. There were no indicators of impairment and no impairment charges were recorded in the three and nine month periods ended September 30, 2006 and 2005, respectively.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Nine months ended September 30, 2006			Year ended December 31, 2005
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Business combinations:
Technology	$77,101	$(59,961)	$17,140	$77,101	$(56,198)	$20,903
Non-compete contracts	2,200	(1,704)	496	2,200	(1,442)	758
Customer relationships	23,400	(12,975)	10,425	23,400	(10,425)	12,975

Total	$102,701	$(74,640)	$28,061	$102,701	$(68,065)	$34,636

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three months ended September 30, 2006 and 2005 was $2.2 million and $2.5 million, respectively. Total amortization expense for the nine months ended September 30, 2006 and 2005 was $6.6 million and $8.8 million, respectively. Of these totals, $0.9 million and $1.3 million was recorded as “Amortization of intangible assets” in operating expenses for the three months ended September 30, 2006 and 2005, respectively. The remaining $1.3 million and $1.2 million for the three months ended September 30, 2006 and 2005 was recorded as a cost of revenue. For the nine months ended September 30, 2006 and 2005, respectively, $2.8 million and $3.8 million was recorded as “Amortization of intangible assets” in operating expenses. The remaining $3.8 million and $5.0 million for the nine months ended September 30, 2006 and 2005 was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) for the remaining three months (remaining period) ending December 31, 2006 and the next four years is as follows:

For the remaining period ending December 31, 2006	$2,161
For the year ending December 31, 2007	$8,400
For the year ending December 31, 2008	$8,108
For the year ending December 31, 2009	$8,050
For the year ending December 31, 2010	$1,342

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

	September 30, 2006	December 31, 2005
Restricted investments (at cost which approximates fair value)	$6,637	$6,960
Equity investments:
Limited partnership interest	1,328	1,328

Total long-term investments	$7,965	$8,288

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

During the quarter ended March 31, 2005, the Company recognized approximately $1.5 million in realized gains in “Other income” for the sale of an equity security in a privately-held technology company. During the second quarter ended June 30, 2005 the Company recognized approximately $13.7 million in realized gains in “Other income” for the sale of equity securities in privately held technology companies. Included in the gain recognized for the three months ended June 30, 2005 was a gain of approximately $12.8 million for the sale of a single investment. At the time of the sale the investment did not have a carrying cost due to previous impairment charges.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized no impairment charges during the three and nine months ended September 30, 2006 and 2005.

NOTE 7 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002, 2003 and 2004. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change. Components of business restructuring charges and the remaining restructuring accruals as of September 30, 2006 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,676)	—	(123)	(1,799)
Cash activity	(6,358)	—	(709)	(7,067)

Balance at December 31, 2005	6,679	—	130	6,809
Adjustment to accrual	255	—	—	255
Cash activity	(1,201)	—	—	(1,201)
Non-cash activity	—	—	10	10

Balance at September 30, 2006	$5,733	$—	$140	$5,873
Less: current portion				2,406

Accrued restructuring costs, less current portion				$3,467

Remaining cash expenditures resulting from the restructuring are estimated to be $5.9 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. The accrual adjustments recorded in the first nine months of 2006 relate to such differences, namely the buyout fees and sublease income of certain vacated properties were less favorable than we had anticipated. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; San Francisco, California; New York City, New York; and Waltham and Boston, Massachusetts. The maximum lease commitment of such vacated properties extends through December 2011.

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

Leases

The Company leases its office facilities and equipment under various operating lease agreements having expiration dates through 2011. Rent expense, excluding vacated properties, was $1.3 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively. Rent expense excluding vacated properties was $3.8 million and $3.7 million for the nine months ended September 30, 2006 and 2005, respectively. Future minimum payments as of September 30, 2006 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2006	$1,940	$334
2007	6,320	1,337
2008	4,890	1,198
2009	3,629	1,027
2010	2,717	576
Thereafter	2,477	416

Total minimum lease payments	$21,973

Total minimum sublease rentals		$4,888

We do not have any significant contractual obligations other than those leases disclosed above.

Product warranties and Indemnifications

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically, such costs have not been material.

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe on or misappropriate our copyrights, trademarks, trade secrets or infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights.

In certain instances we indemnify our customers against these claims. Although we have never had to make payment on a claim, claims against us, either successful or unsuccessful could result in significant legal and other costs and may be a distraction to management. While we have primarily focused on intellectual property protection within the United States of America (“United States”), we have expanded that scope to selected international markets. Protection of intellectual property outside of the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. As our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase. See “Risk Factors-Our Business May Become Increasingly Susceptible to Numerous Risks Associated with International Operations, and Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property from Infringement or a Claim of Infringement.”

NOTE 9 — Comprehensive Income

The Company’s comprehensive income is included as a component of stockholders’ equity and is composed of (i) net income, (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$3,278	$1,320	$5,504	$17,499
Foreign currency translation adjustments	155	137	379	810
Unrealized gain (loss) on investments	105)	11	(29)	(996)

Total comprehensive income	$3,538	$1,468	$5,854	$17,313

NOTE 10 — Earnings Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. The Company excludes outstanding stock oprtions from the computation of diluted earnings per share when such inclusion would be anitidilutive. The Company excluded 1.5 million outstanding stock oprtions for the three and nine months ending September 30, 2006. The Company excluded 1.7 million and 1.8 million outstanding stock options for the three and nine months ending September 30, 2005, respectively.

Pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share, diluted net income per share has been presented for the three and nine months ended September 30, 2006 and 2005, respectively. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$3,278	$1,320	$5,504	$17,499
Denominator:
Weighted Average Shares Outstanding:
Basic	29,759	29,283	29,628	29,102
Stock options, ESPP, and restricted shares	114	569	219	590

Diluted	29,873	29,852	29,847	29,692

Earnings per common share:
Basic	$0.11	$0.05	$0.19	$0.60
Diluted	$0.11	$0.04	$0.18	$0.59

NOTE 11 — Current Liabilities

Current liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Accounts payable	$2,469	$3,910
Accrued employee liabilities	15,760	14,638
Accrued restructuring charges	2,406	2,901
Accrued exit and severance costs	576	1,119
Accrued income taxes	6.620	5,597
Accrued professional fees	3,706	4,898
Accrued sales and marketing expenses	2,020	2,078
Accrued other taxes	2,086	2,516
Deferred revenue	35,514	34,306
Other Current liabilities	5,398	6,213

Total current liabilities	$76,555	$78,176

NOTE 12 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Accrued restructuring charges, net of current portion	$3,467	$3,908
Accrued exit and severance costs, net of current portion	—	415
Deferred revenue, less current portion	2,660	4,553

	$6,127	$8,876

NOTE 13 — Stockholders’ Equity

Stockholders’ equity consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Common stock	$300	$296
Additional paid-in capital	2,759,499	2,753,557
Accumulated other comprehensive income	1,554	1,204
Accumulated deficit	(2,419,443)	(2,424,948)

	$341,910	$330,109

NOTE 14 — Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations. The Company will adopt SFAS 157 January 1, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when QuatifyingCurrent Year Misstatements. SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB 108 is effective beginning October 1, 2006 and the Company’s financial statements for the year ending December 31, 2006. We are currently assessing the potential impact that the adoption of SAB 108 will have on our financial statements; the impact is not expected to be material.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations. The Company will adopt FIN 48 January 1, 2007.

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

Overview of Third Quarter Results

In total, the Company reported total revenues of $49.3 million for the three months ended September 30, 2006 versus $47.2 million of total revenues for the three months ended September 30, 2005 or an increase of 5% over the same period last year.

More specifically, license revenues were $16.4 million in the third quarter of 2006 compared to $16.8 million for the third quarter of 2005, a decrease of 3%. Maintenance and support revenues of $20.0 million in the third quarter of 2006 were up 7% from $18.6 million for the third quarter of 2005. Professional services revenues of $13.0 million in the third quarter of 2006 were up 11% from $11.7 million as compared to 2005. International revenue comprised 32% and 33% of total revenue for the quarter ended September 30, 2006 and 2005, respectively. No single customer accounted for more than 10% of our quarterly revenues.

The Company had a GAAP operating income of $0.8 million in the third quarter of 2006 compared to GAAP operating income of $0.3 million in the third quarter of 2005. The Company had an increase in total revenue of $2.1 million in the third quarter of 2006 versus the third quarter of 2005.

Total expenses, including both cost of revenue and operating expenses, were $48.5 million and $46.8 million for the three months ended September 30, 2006 and 2005, respectively. Therefore, total expenses were $1.7 million higher in the third quarter of 2006 versus the third quarter of 2005.Total expenses for the three months ended September 30, 2006 included $2.5 million for the following charges and benefits; business restructuring benefits of $32,000; amortization of acquired technology and other intangibles of $2.2 million; and stock option expense of $371,000. Most of these charges relate to our previous acquisitions and to changes in our real estate lease commitments, driven primarily by better than expected outcomes in the current quarter with respect to certain lease buyout fees and changes in our estimates for sublease income both favorable and unfavorable.

The remaining expenses of $46.0 million for the third quarter of 2006, excluding the $2.5 million described above, increased 2% as compared to 2005. The factors contributing to the increase included higher costs of revenue that were up $0.4 million, higher research and development expenses of $0.5 million and higher sales and marketing expenses of $0.5 million. The increase in cost of revenue is due primarily to an increase in professional services costs associated with the increase in professional services revenue. The increase in research and development is attributable to increased investment in product management and an increased use of subcontractors. The increase in sales and marketing expenses is due to increased marketing efforts for the health care vertical and an increase in regional sales and marketing expenses. The increases in the expenses above were offset by a decrease in general and administrative expenses of $0.5 million driven by lower regulatory reporting costs and professional fees.

GAAP net income was $3.3 million, as compared to $1.3 million during the third quarter of 2005. The increase is due to costs growing at a slower rate than revenue and higher interest income. Excluding the charges totaling $2.5 million as described above, non-GAAP net income for the third quarter of 2006 was $5.7 million. This compares to non-GAAP net income of $3.0 million in the third quarter of 2005, an increase of 93%.

Total cash and short-term investments increased by $6.7 million during the quarter to approximately $215 million as of September 30, 2006. We have no debt outstanding.

Our headcount at September 30, 2006 was 723, a decrease of 15 persons from 738 at December 31, 2005 and a decrease of 12 from 735 at September 30, 2005.

Forward-looking Information

During our third quarter 2006 financial results conference call on October 19, 2006, we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended December 31, 2006.

For the fourth quarter of 2006, we expect total revenue of approximately $48 million to $53 million, with license revenue accounting for approximately 35% to 37% of total revenue and services accounting for the remainder.

	Range for quarter ended December 31, 2006
	(in millions)
Total Revenue	$48.0	—	$53.0
GAAP gross profit	$32.0	—	$35.3
GAAP Gross Margin	67%	—	67%

In terms of operating expenses, we expect research and development to be approximately 15% to 17% of revenue, sales and marketing to be approximately 35% to 37% of revenue, and general and administrative to be approximately 9% of revenue.

I

The expected GAAP results include total charges of $2.6 million that include $1.3 million related to the amortization of acquired technology, $0.4 million related to stock option expense, and $0.9 million related to the amortization of intangible assets. Including the charges of $2.6 million we expect a GAAP EPS of $0.09 to $0.17 per share, assuming 30.0 million fully diluted shares outstanding.

	Range for quarter ended December 31, 2006
	(in millions)
GAAP net income	$2.7	—	$5.0
Diluted shares outstanding	30.0	—	30.0
GAAP diluted EPS	$0.09	—	$0.17

Outlook

Our objective is to maintain a leadership position as a global provider of products and solutions that enable organizations to harness the power of information and leverage their content for greater savings and efficiency. We will continue to focus on delivering sustained revenue and profitable growth, expanding our customer base of Global 2000 organizations, extending our technology and product leadership through investment in research and development, expanding our global sales capabilities and extending our partnership alliances with leading technology and services companies.

We will strive to improve sales force and channel productivity. We will continue to encourage cross-functional team selling and meet market-specific needs with subject-matter expertise in areas such as healthcare, financial services, telecommunications and new media, and government. We will continue to focus on the indirect channel as a means to better distribute and expose our software and solutions to the marketplace. We will also continue to focus on realizing efficiencies and cost-savings across our business.

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

Estimating the allowance for doubtful accounts. We continuously assess the collectibility of outstanding customer invoices and in doing so; we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience, a customer’s current credit-worthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. For example, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Valuation of goodwill and identifiable intangible assets. We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The events and circumstances the Company considers include significant changes the business climate, legal factors, operating performance indicators and competition. In addition, The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. As required by Statement 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product license	33%	36%	33%	36%
Services	67	64	67	64

Total revenue	100	100	100	100
Cost of revenue:
Product license	1	1	1	2
Amortization of acquired technology	2	3	3	4
Services	31	31	31	29

Total cost of revenue	34	35	35	35

Gross profit	66	65	65	65
Operating expenses:
Research and development	17	17	18	18
Sales and marketing	36	36	37	36
General and administrative	9	10	9	10
Purchased in-process research and development, acquisition-related and other charges	—	—	—	—
Business restructuring charges (benefits)	—	(2)	—	(2)
Amortization of intangibles	2	3	2	3

Total operating expenses	64	64	66	65

Income (loss) from operations	2	1	(1)	—
Other income (expense), net	5	3	6	14

Income (loss) before provision for income taxes	7	4	5	14
Provision for income taxes	1	1	1	1

Net income (loss)	6%	3%	4%	13%

Comparison of the three and nine months ended September30, 2006 to the three and nine months ended September30, 2005 (in thousands, unless otherwise noted)

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	fluctuation	2006	2005	fluctuation
Product license	$16,351	$16,822	(3)%	$47,153	$50,262	(6)%
Services revenue:
Maintenance and support	19,956	18,612	7%	59,676	56,562	6%
Professional services	12,995	11,742	11%	38,167	32,987	16%

Total services revenue	32,951	30,354	9%	97,843	89,549	9%

Total revenue	$49,302	$47,176	5%	$144,996	$139,811	4%

Total revenue increased 5% and 4% in the three and nine months ended September 30, 2006, respectively, compared to the three and nine months ended September 30, 2005. The increases are attributable to sales associated with professional services and increases in maintenance and support revenue.

Product license. Product license revenue decreased 3% and 6% during the three and nine months ended September 30, 2006, respectively, as compared to the same period last year. In the current quarter there was lower license revenue in all geographies. The decrease for the nine month ended September 30, 2006 is due to lower license revenues in the Company’s European and Asia Pacific regions .

Services. Services revenue increased 7% and 6% in the three and nine months ended September 30, 2006, respectively. The increases were attributable to both maintenance and support and professional services. The increases in professional services were due to more customers purchasing implementation services of our software even though our product license revenue is lower for both the three and nine months ended September 30, 2006. The increases in maintenance and support are due to increases in annual renewals and an increase in rates.

During the comparative three months ended September 30, 2006 and 2005, no single customer accounted for more than 10% of our total revenues. International revenue was $15.6 million and $15.4 million, or 32% and 33% of total revenues in the three months ended September 30, 2006 and 2005, respectively. International revenue was $47.6 million and $53.2 million , or 33% and 38% for the nine months ended September 30, 2006 and 2005, respectively. The decrease in international revenue is attributable to lower license revenue in both the European and Asia Pacific regions.

Cost of Revenue

Cost of revenue consists of the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing maintenance and support and professional services.

Cost of revenue amounts and percentages are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	fluctuation	2006	2005	fluctuation
Product license	$495	$706	(30)%	$1,831	$2,383	(23)%
Amortization of acquired technology	1,254	1,240	1%	3,763	5,013	(25)%
Maintenance and support	3,155	3,341	(6)%	9,538	9,915	(4)%
Professional services	11,976	11,055	8%	35,307	31,013	14%

Total cost of services revenue	15,131	14,396	5%	44,845	40,928	10%

Total cost of revenue	16,880	16,342	3%	50,439	48,324	4%

Gross profit	$32,422	$30,834	5%	$94,557	$91,487	3%

As a percentage of sales, gross profit represented 66% and 65% for the three months ended September 30, 2006 and September 30, 2005, respectively. For the nine months ended September 30, 2006 and September 30, 2005, gross profit represented 65% of sales. The improvement in cost of revenue on a percentage basis and in absolute dollars is due to lower costs of imbedded license fees and lower amortization of acquired technology. The decrease in amortization costs is due to the natural run-out of the acquired technology intangible assets discussed in Note 5.

Operating expenses

Operating expense amounts and percentages are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	fluctuation	2006	2005	fluctuation
Research and development	$8,509	$7,954	7%	$25,658	$25,161	2%
Sales and marketing	17,655	17,219	3%	53,218	49,717	7%
General and administrative	4,569	4,849	(6)%	13,710	14,973	(8)%
Purchased in-process research and development, acquisition- related and other charges	—	—	—	—	270	(100)%
Business restructuring charges (benefits)	(32)	(778)	(96)%	234	(2,889)	108%
Amortization of intangible assets	938	1,279	(27)%	2,813	3,837	(27)%

Total operating expenses	$31,639	$30,523	4%	$95,633	$91,069	5%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased 7% and 2% in the three and nine months ended September 30, 2006, respectively, relative to the same periods in 2005. The quarter-over-quarter increase of $0.6 million relates to an increase in headcount related expenses including an increase in stock based compensation of $51,000 and an increase in subcontractor expense. We believe that continued investment in research and development is critical to attaining our strategic objectives.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, as well as bad debt charges. Sales and marketing expenses increased 3% and 7% in the three and nine months ended September 30, 2006, respectively. The major driver in the current quarter was an increase in bad debt expense for specific customer accounts at risk of collection or deemed uncollectible. The increase for the nine month period ended September 30, 2006 compared to the same period in 2005 is attributable to bad debt expense , increased focus on a solutions based product strategy and an increase in regional sales and marketing expenses. We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period due to seasonality, sales cycles, the timing of new product releases, entry into new market areas, investment in marketing efforts, and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, legal, accounting, facilities, and information technology. General and administrative expenses decreased 6% in the three months ended September 30, 2006 and 8% for the nine months ended September 30, 2006. The decrease in the third quarter is due primarily to lower regulatory reporting costs and professional fees. The decrease for the nine months ended September 30, 2006 compared to the same period last year is also due to lower regulatory reporting costs and professional fees offset by an increase in headcount related expenses. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on seasonality, sales cycles, regulatory requirements, legal proceedings and fees paid to outside professional service providers, particularly related to Sarbanes-Oxley compliance activities.

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

Business restructuring charges. In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003 and 2004, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change. Components of business restructuring charges and the remaining restructuring accruals as of September 30, 2006 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,676)	—	(123)	(1,799)
Cash activity	(6,358)	—	(709)	(7,067)

Balance at December 31, 2005	6,679	—	130	6,809
Adjustment to accrual	255	—	—	255
Cash activity	(1,201)	—	—	(1,201)
Non-cash activity	—	—	10	10

Balance at September 30, 2006	$5,733	$—	$140	$5,873
Less: current portion				2,406

Accrued restructuring costs, less current portion				$3,467

Remaining cash expenditures resulting from the restructuring are estimated to be $5.9 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011.

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. The accrual adjustments recorded in the first nine months of 2006 relate to such differences, namely the buyout fees and sublease income of certain vacated properties was less favorable for the first nine months of the year than we had anticipated. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; San Francisco, California; New York City, New York; and Waltham, Massachusetts. The maximum lease commitment of such vacated properties extends through December 2011.

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

Stock Based Compensation. The Company adopted Statement 123R effective January 1, 2006. Under Statement 123R the Company records expense for stock compensation based on the grant date fair value. The Company determines grant date fair value for stock options and the ESPP using the Black-Scholes option pricing model. The fair value for restricted stock awards (RSAs) is generally equal to their intrinsic value at the date of grant. For the three months ended September 30, 2006, the Company recorded $300,000 for stock options, $168,000 for restricted stock awards, and $71,000 for the employee stock purchase plan. For the nine months ended September 30, 2006, the Company recorded $1.4 million for stock options, $0.8 million for restricted stock awards, and $299,000 for the employee stock purchase plan. All of the expense for the three and nine months ended September 30, 2005 is attributable to RSAs. Prior to the adoption of Statement 123R the Company did not record any expense for stock options with zero intrinsic value or the ESPP.

Prior to the adoption of Statement 123R the Company accelerated the vesting of approximately 343,000 shares with a weighted average exercise price $22.35. The purpose of the acceleration was to avoid recognizing compensation cost upon the adoption of 123R. The pre-tax charge estimated by the Company to be avoided as a result of the acceleration amounts to approximately $1 million over the course of the vesting periods. The estimated charge avoided is $0.5 million in 2006, $400,000 in 2007, and $100,000 in 2008. All other previously awarded stock options were not impacted by this change.

The Company still expects to issue stock options but has shifted to offering some stock based compensation in the form of RSAs.

Stock compensation expense is attributable to the following cost categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of revenue-services	$88	$—	$348	$—
Research and development	61	10	232	3
Sales and marketing	(93)	41	626	67
General and administrative	483	201	1,342	497

	$539	$252	$2,548	$567

Amortization of intangible assets. Amortization of intangible assets includes amortization of customer relationships and non-compete contracts. Intangible amortization expense decreased 30% and 26 % in the three and nine months ended September 30, 2006, respectively (excluding amortization expenses related to acquired technology) as compared to the same periods last year. These decreases relate to amortization expense for assets obtained from the Tower Technology acquisition in March 2004. Amortization expense is recorded ratably over the estimated useful lives of the intangible assets, which range from two to six years.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, recognized investment gains and losses as well as foreign exchange gains and losses (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	fluctuation	2006	2005	fluctuation
Interest Income and other, net	$2,697	$1,470	83%	$7,225	$3,619	100%
Gain on sale of equity investment	—	81	(100)%	—	15,291	(100)%
Lease benefit	72	—	100%	72	—	100%
Credit for purchase accounting	—	—	—	523	—	100%

	$2,769	$1,551	79%	$7,820	$18,910	(59)%

Other income increased for the three months ended September 30, 2006 compared to the same period in 2005 as a result of rising yields on invested funds and an increase in cash and short-term investments. The decease in the nine months ended September 30, 2006 as compared to the same period in the prior year is due to the one time gain of $15.3 million on the sale of other equity investments recorded in the first three quarters of 2005. The decline was partially offset by a credit of $523,000 recorded by the Company in the first quarter of 2006 related to the releasing of a liability recorded for the Tower Technology purchase in the first quarter of 2004. The Company’s interest income and other income, net, increased for the nine months ended September 30, 2006 as the Company obtained higher yields on invested funds and an increase in cash and short-term investments.

At September 30, 2006, our unrestricted, long-term strategic investments totaled $1.3 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions. Income tax expense amounts (in thousands) and percentages are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	fluctuation	2006	2005	fluctuation
Provision for income taxes	$274	$542	(49)%	$1,240	$1,829	(32)%

The decrease in the provision for income taxes for the three and nine months ended September 30, 2006 as compared to the same periods last year is due to the decrease in international revenue. The Company’s income tax provision is primarily related to foreign income taxes.

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

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	September 30, 2006	December 31, 2005
Cash and cash equivalents	$84,183	$124,104
Short-term investments	$130,812	$72,953
Working capital	$182,663	$165,319
Current ratio	3.4:1	3.1:1
Days of sales outstanding – for the quarter ended	65	69

At September 30, 2006, we had $215 million in cash, cash equivalents and short-term investments and no debt. We generally invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale.

Net cash provided by operating activities was $16.0 million and $11.5 million during the first nine months of 2006 and 2005, respectively. The increase in cash from operations reflects a reduction in cash charges, primarily lease commitments, and an increase in interest income.

Net cash used in investing activities was $60.4 million during the first nine months of 2006, compared to net cash provided by investing activities of $40.4 million during the first nine months of 2005. The decrease in investing inflows for the first nine months of 2006 is due primarily to a shift from cash to short term investments in 2006 and the one time gain on the sales of equity investments that occurred during the first nine months of 2005. During the first nine months of 2006 the Company had net purchases of short-term investments of approximately $58 million as the Company moved excess cash into short-term investments. This is contrasted with the first nine months of 2005 in which the Company had net maturities of short term investments of approximately $25 million and received cash on the sale of equity investments of approximately $16 million. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in securities to maximize investment yields while preserving cash flow for operational purposes, and acquisition of intellectual property or complementary businesses to expand our market share.

Net cash provided by financing activities was $3.4 million and $2.3 million during the first nine months of 2006 and 2005, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of employee stock purchase plan shares. During the first nine months the Company experienced an increase in the exercise of vested stock options. Total cash received for the first nine months of 2006 for stock option exercises totals $2.3 million of which $1.4 million was received in the three months ended September 30, 2006.

Our long-term investments are classified as available-for-sale and consist of a limited partnership interests in a technology incubator and cash collateral pledged for certain lease and tax obligations. At September 30, 2006, long-term investments totaled $7.9 million, compared to $8.3 million at December 31, 2005. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At September 30, 2006 and December 31, 2005, we had pledged approximately $6.6 million and $7.0 million, respectively, as cash collateral for certain of our lease and tax obligations. These investments will remain restricted to the extent that the security requirements exist or the tax obligations are settled.

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

Leases

Leases. The Company leases its office facilities and equipment under various operating lease agreements having expiration dates through 2011. Future minimum payments as of September 30, 2006 under our lease obligations, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2006	$1,940	$334
2007	6,320	1,337
2008	4,890	1,198
2009	3,629	1,027
2010	2,717	576
Thereafter	2,477	416

Total minimum lease payments	$21,973

Total minimum sublease rentals		$4,888

We do not have any significant contractual obligations other than those leases disclosed above.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States of America and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Africa, the Middle East, Asia and Australia where transactions are denominated in the local currency of each location. As a result, our financial results could be affected by changes in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies and therefore, financial reporting of our foreign operations is subject to foreign currency risk. Gains and losses on hedging contracts are reflected currently in other income and expense. We typically limit the duration of our foreign currency forward contracts to 90 days. We do not invest in contracts for speculative purposes. Our foreign exchange exposures are monitored regularly to ensure the overall effectiveness of our foreign currency hedge positions. At September 30, 2006 the notional value of foreign currency contracts was approximately $6.6 million and based on the applicable exchange rates the fair value of the derivative financial instruments was a liability of $14,020.

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

At September 30, 2006, our cash and cash equivalents consisted primarily of commercial paper. Short-term investments consist of marketable securities including corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies and auction rate securities. Our marketable securities that are classified as short-term investments will mature in less than one year from September 30, 2006. Auction rate securities may have nominal maturity dates that are more than one year from September 30, 2006, but are classified as short term investments by the Company. These securities are classified as available-for-sale and are recorded at their estimated fair value.

Long-term investments. We have invested in emerging technology companies considered strategic to our software business. The Company made the decision to liquidate most of its investments in emerging technology companies in fiscal 2005. At September 30, 2006, long-term investments consisted of a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized no impairment charges during the three and nine months ended September 30, 2006 and 2005. We classify our long-term investments as available-for-sale.

In addition to strategic investments, we held approximately $6.6 million and $7.0 million in restricted investments at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist. The average yield of these investments is approximately 4.72%

ITEM 4 — CONTROLS AND PROCEDURES

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

Risks Related to Our Business

We Have Returned to Profitability but May not be Able to Sustain Consistent Profitability

Although we recorded a profit in the first nine months of fiscal 2006 and fiscal year 2005, we cannot be certain that we will generate sufficient revenues to maintain profitability. If we do maintain profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. To achieve and sustain profitable operations and positive cash flows, we must increase our license and support services revenues. If our revenues do not grow at a rate greater than expenses required to fund our continuing operations, we will not be able to maintain the profitability recorded in the first nine months of fiscal 2006 and fiscal year 2005, which could cause the price of our common stock to decline.

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

We will continue to invest in our research and development, sales and marketing, professional services and general and administrative organizations. We expect such overall spending, in absolute dollars, will increase in future periods. If our revenue expectations are not achieved, our business, operating results or financial condition could be materially adversely affected.

Our Revenue for a Particular Period is Difficult to Forecast, and a Shortfall in Revenue Would Harm Our Operating Results

As a result of the evolving nature of the market in which we compete, our revenue, license bookings, and earnings are difficult to forecast and are likely to fluctuate from quarter to quarter. We plan our operating expense based on our historical results, and in part, on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than we had forecasted. Our ability to accurately forecast our quarterly revenue is limited because our software products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur. We would expect our business, operating results and financial condition to be materially adversely affected if our revenues do not meet our projections.

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

Our Business May Become Increasingly Susceptible to Numerous Risks Associated with International Operations

International operations are generally subject to a number of risks, including:

•	expenses associated with customizing products for foreign countries;

•	protectionist laws and business practices that favor local competition;

•	changes in jurisdictional tax laws including laws regulating intercompany transactions;

•	dependence on local vendors;

•	multiple, conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	difficulties in collecting accounts receivable;

•	seasonality of operations;

•	difficulties in staffing and managing foreign operations;

•	the need to localize our products;

•	licenses, tariffs, and other trade barriers;

•	loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	foreign currency exchange rate fluctuations;

•	political and economic instability; and

•	compliance risk.

The acquisition of Tower Technology and our recent consolidation of product development facilities to overseas labor markets substantially increase our international operations. Rapid and complete knowledge transfer and successful retention of key personnel is essential to our plan to consolidate product development facilities and transfer positions to labor markets with lower cost structures.

We recorded 32% and 33% of our total revenue for the quarters ended September 30, 2006 and 2005, respectively, and 39% and 38% for the years ended December 31, 2005 and 2004, respectively, through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

Our success in these markets will depend on several factors, many of which are outside our control including:

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

We Have Incurred Increased Costs in Response to Recently Enacted and Proposed Regulations

Recently enacted laws and regulations affecting public companies, including but not limited to the Sarbanes-Oxley Act of 2002, have caused us to incur increased costs as we evaluate and respond to the resulting requirements. The new rules could make it more difficult for us to obtain certain types of insurance, and we may incur higher costs to obtain coverage similar to our existing policies. Additionally, we have incurred and expect to incur on an ongoing basis increased accounting, audit and legal fees to assist us assess, implement and comply with such rules. The new and proposed rules could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors.

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

ITEM 6 — EXHIBITS

Exhibits:

Exhibit Number	Description
10.1	Brett Bachman Severance Agreement

10.2	David Crean Severance Agreement

10.3	Leo Brunnick Commuting Expense Agreement

10.4	Offer Letter Agreement with Alex Shootman

31.1	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification to the Securities and Exchange Commission by Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGNETTE CORPORATION

Date: November 8, 2006	/s/ T. Patrick Kelly
T. Patrick Kelly Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)