Form 10-K
period 2006-12-31
VIGNETTE CORP
filed 2007-03-15
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(512) 741-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock $0.01 par value	Nasdaq Global Market

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

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $434,496,231

As of February 28, 2006 30,420,536 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held May 25, 2007 are incorporated by reference in Part III of this Annual Report on Form 10-K.

VIGNETTE CORPORATION

ANNUAL REPORT ON FORM 10–K

For the year ended December 31, 2006

TAB LE OF CONTENTS

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

We maintain a World Wide Web site at www.vignette.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Web site as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission. Our Web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Vignette is a trademark or registered trademark of Vignette Corporation in the United States and other countries. All other names are the trademarks or registered trademarks of their respective companies.

PART I.

ITEM 1.	BUSINESS

Our History

Since the company’s founding in 1995, Vignette has specialized in developing and marketing software for managing business content. Vignette’s original focus was Web content management. As companies began to adopt the Web as a channel for business communication, the technical requirements and complexities of managing and delivering information via the Web grew, and the definition of “Web content management” expanded.

As the Web evolved in its technical sophistication, and as organizations increased their investments in the Web as a marketing and communications vehicle, Vignette expanded its portfolio of content management capabilities. As a result of both organic product development and acquisition, Vignette added Web-based analytics and personalization, application and data integration, interaction management, business portals, collaboration and documents and records management capabilities to its products.

Overview

Today Vignette remains focused on helping enterprise organizations improve the way they do business online. The company continues to provide a broad set of capabilities to organizations that want to better interact online with their customers, prospects, employees, partners, citizens and other key constituencies. At a time when organizations globally are recommitting resources, and dedicating strategic projects, to the online customer experience in the interest of top line revenue growth, we believe that Vignette should be well positioned to capitalize.

The target audience for our products generally expects to augment any commercial software they acquire, either for purposes of customizing the behavior of that software or to integrate it with their existing information technology investments. Our products are built with this audience requirement in mind. We rely on industry standard technologies, and our capabilities are adaptable, allowing organizations to configure the business solutions to meet their unique requirements.

Our products and capabilities are supported by our professional services organization, Vignette Professional Services™ (“VPS™”). VPS™ offers pre-packaged and custom services to help organizations define their online business objectives and deploy their content management, portal, process, collaboration, integration and analysis applications. Our education, consulting and customer care teams give customers the benefit of our experience gained from thousands of customer implementations. We partner with a number of leading system integrators, who implement our software for their clients. In many cases, we work in blended teams to jointly implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as BEA Systems, Hewlett Packard, Sun Microsystems, and Microsoft.

Products

Our Web content management, collaboration, document and records management, imaging and workflow, portal, integration and interaction management products enable organizations to build, manage and deploy information-based applications. We help organizations better understand the content assets across their businesses. We also help them build Web applications that manage and deliver the right information and processes to the right person at the right time.

To address the particular requirements of our customers, we deliver our products in various suites: Vignette Next-Generation Web, for example, includes Vignette Portal, Content Management, Dialog and Collaboration. Additionally, we allow organizations the flexibility to purchase products individually. Our product offerings are grouped into six application services categories: Web content management, collaboration, portal, integration and interaction management, document and records management, and imaging and workflow. Organizations may purchase products individually from these seven categories or pre-bundled into suites that meet their specific needs. Following is a listing of our product offerings.

Web Content Management manages content, sites, content types and objects and the deployment and delivery of content.

Collaboration enhances an organization’s ability to share knowledge, both internally and among its key constituencies.

Portal provides a platform for personalizing and customizing Web experiences for individuals and groups.

Integration and Interaction Management helps improve communications with stakeholders such as customers, prospects, employees and partners.

Document and Records Management helps organizations manage fixed assets, automates document based workflows, manages casework through a process, and implements important archival and disposition of records.

Imaging and Workflow allows a user to scan, archive and retrieve document-based content, and helps organizations automate business processes that previously were manual and paper-based.

Services

Vignette Professional Services (VPS™) offers consulting and education services to help customers identify their strategic application objectives, design content, portal, process, collaboration, integration and analysis applications and deliver solutions using our products. VPS™ provides services that are tailored to individual customers through either “Velocity Services,” a set of packaged service offerings, or customized services. VPS™ also partners with consulting partners to provide support for content management application development. VPS™ generally sells its services under time-and-materials agreements.

Our Customer Care, Maintenance and Support Services include a combination of account management and global technical support offerings that are tailored to meet customers’ specific needs. Vignette Global Support provides optional 24x7 access to skilled technical engineers in addition to telephone and Web resources.

Strategy

Our objective is to maintain and extend our position as a leading global provider of Next-Generation Web solutions. These solutions enable organizations to harness the power of their business content and the Web to deliver rich, personalized online interactions in direct or indirect support of customer acquisition and retention and revenue growth. We will continue to focus on delivering sustained revenue and profitable growth, expanding our customer base of global 2000 organizations, extending our technology leadership through investment in research and development, expanding our global sales capabilities and building upon our strategic alliances with leading companies.

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

Business Combinations

The following is a listing of our three most recent acquisitions:

TOWER Technology Pty Limited. Effective March 1, 2004, we acquired TOWER Technology Pty Limited (“Tower Technology”), a leading provider of enterprise document and records management solutions. We paid approximately $125.0 million for Tower Technology, consisting of approximately $49.8 million in cash and 2.7 million shares of common stock on a post split basis for all of the issued and outstanding shares of Tower Technology.

Intraspect Software, Inc. Effective December 11, 2003, we acquired all of the outstanding stock of Intraspect Software, Inc. (“Intraspect”), a leading provider of collaboration software, in exchange for $10.0 million in cash and approximately 0.42 million shares of stock on a post split basis. The total purchase price, including transaction costs of $0.5 million, was approximately $20.4 million.

Epicentric, Inc. Effective December 3, 2002, we acquired all of the outstanding stock of Epicentric, Inc. (“Epicentric”), a leading provider of business portal solutions, in exchange for $26.0 million in cash. The total purchase price, including transaction costs of $3.1 million, was $29.1 million.

In connection with each of our acquisitions, we incurred one-time acquisition costs and integration-related charges. Such charges relate to product integration, cross-training of employees, and other merger-related items. In three of our acquisitions, a portion of the purchase price was allocated to in-process research and development and was expensed upon the consummation of the respective transaction. The Company did not recognize any acquisition related charges in 2006. The related acquisition, integration and in-process research and development charges totaled approximately $0.3 million, and $7.6 million during 2005, and 2004, respectively.

Customers

Our customer list includes successful organizations in the telecommunications, entertainment, new media and publishing, financial services, government, healthcare, high technology, higher education, life sciences, manufacturing, retail and travel industries worldwide. No single customer accounted for ten percent or more of our total revenues in 2006, 2005, or 2004.

Competition

The market for our products is intensely competitive, subject to rapid technological change and is significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. We have three primary sources of competition: in-house development efforts by potential customers or partners; other vendors of software that directly address content management solutions; and developers of point solution software that address only certain technology components of the solution set that we provide (e.g., Web content management, collaboration, portal, integration, and interaction management.)

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

Research and Development

We have made substantial investments in research and development through both internal development and technology acquisitions. We have moved to a model where a significant portion of our research and development operations are maintained in India. There, third-party developers are acting as an extension of our primary development and information technology operations in Austin, Texas and Sydney, Australia. We expect this model to help us achieve significant efficiencies, including reduced operational costs and permit an around-the-clock development cycle. Also, See “Risk Factors that May Affect Future Results Risks Related to our Business—We Use a Third-Party Service Provider in India for a Significant Portion of Our Research and Development Operations and, If We Are Unable to Manage Our Outsourcing Relationship or if We Are Unable to Use Such a Provider, Our Business Could Be Adversely Affected.”

The majority of our research and development activity has been directed towards future extensions to our family of products. This development consists primarily of adding new competitive product features and additional tools and products. We expect that we will continue to commit significant resources to research and development in the future. All of our research and development costs have been expensed as incurred. This is due to the fact that the time between achieving technological feasibility and the general availability of software has been short and internal costs qualifying for capitalization have been insignificant.

Research and development expenditures, excluding acquired in-process research and development charges, for 2006, 2005 and 2004 were approximately $34.0 million, $33.2 million, and $40.2 million respectively.

While we believe we invest appropriate resources in our research and development efforts and have increased our spending in fiscal 2006 versus fiscal 2005, there is no assurance that our current spending will allow us to maintain our technology leadership. See “Risk Factors that May Affect Future Results—Risks Related to Our Business—If We are Unable to Meet the Rapid Changes in Software Technology, Our Existing Products Could Become Obsolete.”

Sales and Marketing

We market our products primarily through our direct sales force as well as through our indirect sales channel with systems integrators, value-added resellers and original equipment manufacturers. We generate leads from a variety of sources, including businesses seeking partners to develop Next-Generation Web initiatives. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. As of December 31, 2006, the direct sales force consisted of 171 sales professionals and related support personnel.

We will continue to establish partnerships with major industry vendors and strategically selected regional partners that will add value to our products and expand distribution opportunities.

We use a variety of marketing programs to build market awareness of our brand name, our products, and Vignette as well as to attract potential customers for our products. We employ a broad mix of programs to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, advertising, direct marketing and relationship marketing programs, seminars, customer events, user group meetings, trade shows and speaking engagements. Our marketing organization also produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations.

Proprietary Rights and Licensing

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently own twenty (20) patents, nineteen (19) of which are issued in the United States, and have a number of patent applications pending in the United States. We have fifteen (15) registered trademarks in the United States, sixty-nine (69) registered trademarks in foreign countries, and seven (7) pending trademark applications in foreign countries. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink-wrap” agreements, which impose certain restrictions on the licensee’s ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

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

Employees

As of December 31, 2006, we had 670 employees, including 146 in research and development, 195 in sales and marketing, 269 in professional services and customer support, and 60 in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our professional services, product development, sales, marketing and finance organizations. We also outsource certain development, including product development and quality assurance. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 1A.	RI SK FACTORS

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

Risks Related to Our Business

We Are Profitable but May not be Able to Sustain Consistent Profitability

Although we recorded a profit for fiscal year 2006 and fiscal year 2005, we cannot be certain that we will generate sufficient revenues to maintain profitability. If we do maintain profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. To achieve and sustain profitable operations and positive cash flows, we must increase our license and support services revenues. If our revenues do not grow at a rate greater than expenses required to fund our continuing operations, we will not be able to maintain the profitability recorded in the fiscal years ended December 31, 2006 and 2005, which could cause the price of our common stock to decline.

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

Our Revenue For a Particular Period is Difficult to Forecast, and a Shortfall in Revenue Would Harm Our Operating Results

As a result of the evolving nature of the market in which we compete, our revenue, license bookings, and earnings are difficult to forecast. We plan our operating expense based on our historical results, and in part, on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than we had forecasted. Our ability to accurately forecast our quarterly revenue is limited because our software products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur. We would expect our business, operating results and financial condition to be materially adversely affected if our revenues do not meet our projections.

We Use a Third-Party Service Provider in India for a Significant Portion of Our Research and Development Operations and, If We Are Unable to Manage Our Outsourcing Relationship or if We Are Unable to Use Such a Provider, our Business Could Be Adversely Affected

We are currently using a third-party service provider in India to supply approximately half of our research and development operations. As other software companies have done and are continuing to do, we may continue to allocate more development and IT resources to offshore third parties, and we may expand our own operational capabilities in India, with the expectation of achieving significant efficiencies including reduced operational costs and an around-the-clock development cycle. If we are unable to successfully manage our relationship with the third-party service providers, we will not be able to achieve such efficiencies and our business operations could be harmed. In addition, if our third-party service provider is unable to continue to attract and retain highly skilled personnel our business, operating results and financial condition could be materially adversely affected.

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

We recorded 38% and 39% of our total revenue for the years ended December 31, 2006 and 2005, respectively, through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

Our long-term strategic plan depends upon the successful development and introduction of products and solutions that address the needs of the portal, collaboration and content management market as well as the enterprise content management and the document and records management markets. For us to succeed in these markets, We must align strategies and objectives and diversify the focus of our resources to succeed in these various markets.

Our success in these new markets will depend on several factors, many of which are outside our control including:

•	continued growth of the portal, collaboration and content management market;

•	continued growth of the enterprise content management and document and records management markets;

•	deployment of the combined company’s products by enterprises; and

•	barriers to entry for the emergence of substitute technologies and products.

•	Ability to adapt to different sales and marketing techniques required for the various markets.

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

In addition, the market price of our common stock could decline as a result of future acquisitions, based on the occurrence of a number of events, including:

•	the failure to successfully integrate products;

•	delays or failure in the integration of technology;

•	the belief that we have not realized the perceived benefits of the acquisitions in a timely manner or at all;

•	the issuance of our shares to the acquired company’s shareholders; and

•

the potential negative effect of the acquisition on our operating results, including the impact of amortization of intangible assets, other than goodwill, created by the acquisition and claims that may arise for which we are not indemnified.

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

If We Experienced a Product Liability Claim, We Could Incur Substantial Litigation Costs

Since our customers use our products for mission-critical applications, errors, defects or other performance problems could result in financial or other damages to our customers. They could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results and financial condition. Although our license agreements typically contain provisions designed to help limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate or alter such limitation of liability provisions. Such claims, if brought against us, even if not successful, would likely be time consuming and costly.

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

We Face Intense Competition from Other Software Companies, Which Could Make it Difficult to Compete Successfully

Our market is intensely competitive. Our customers’ requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future, including competition resulting from consolidations in the software industry. Several large competitors have shown increased focus in our market including acquisition of smaller competitors which could make the acquiring company stronger.

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

In addition, as we introduce new versions of our existing products or new products, our current customers may not require the functionality of our new products and may not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively impact our future services revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue could be significantly adversely affected.

Our Future Revenue is Dependent Upon Our Ability to Successfully Market Our Existing and Future Products

We expect that our future financial performance will depend significantly on revenue from existing and future software products and the related tools that we plan to develop. There are significant risks inherent in a product introduction, such as our Vignette V7 software products. Market acceptance of these and future products will depend on continued market development for Web applications and services and the continued commercial adoption of Vignette V7. We cannot be certain that either will occur. We cannot be certain that our existing or future products will meet customer needs or expectations when released or that they will be free of significant software defects or bugs. If our products do not meet customer needs or expectations, for whatever reason, upgrading or enhancing the product could be costly and time-consuming.

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

To Increase Market Awareness of Our Products and Generate Increased Revenue, We Need to Continue to Strengthen Our Sales and Distribution Capabilities

Our direct and indirect sales operations must increase market awareness of our products to generate increased revenue. We cannot be certain that we will be successful in these efforts. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. The market for talented sales resources is very competitive. Over the course of 2006, we experienced attrition in our sales force. To continue to strengthen sales and distribution, we must continue to hire a significant number of sales personnel. All new hires will require training and will take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We plan to expand our relationships with systems integrators and certain third-party resellers to build an indirect influence and sales channel. In addition, we will need to manage potential conflicts between our direct sales force and any third-party reselling efforts.

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

Our Lengthy Sales Cycle and Product Implementation Makes It Difficult to Predict Our Quarterly Results

We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of Web-based applications. Our long sales cycle makes it difficult to predict the quarter in which sales may fall. In addition, since we recognize some of our revenue from product sales upon implementation of our product, the timing of product implementation could cause significant variability in our license revenues and operating results for any particular period. The implementation of our products requires a significant commitment of resources by our customers, third-party professional services organizations or our professional services organization, which makes it difficult to predict the quarter when implementation will be completed.

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

We generally bill our customers for our services on a time-and-materials basis. However, from time to time we enter into fixed-price contracts for services, and may include terms and conditions that may extend the recognition of revenue for work performed into following quarters. On occasion, the costs of providing the services have exceeded our fixed price from these contracts and such contracts have negatively impacted our operating results.

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

We May Be Adversely Affected if We Lose Key Personnel

Our success depends largely on the skills, experience and performance of some key technical, sales, managerial, and executive personnel throughout all areas of our business. If we lose one or more of our key employees, our business, operating results and financial condition could be materially adversely affected. As we continue to manage with an offshore research and development operations model, it is particularly important that our intellectual property is protected and retained during this transfer. In addition, our future success will depend largely on our ability to continue to attract and retain highly skilled personnel. In particular, hiring and retaining qualified engineers, skilled solutions providers, and qualified sales representatives is critical to our future. Like other software companies, we face competition for qualified personnel. If we are unable to continue to attract and retain skilled and experienced personnel, our growth may be limited.

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

We Have Incurred Significant Costs in Response to Ongoing Laws and Regulations

Laws and regulations affecting public companies, including but not limited to the Sarbanes-Oxley Act of 2002, have caused us to incur costs as we evaluate and respond to the resulting requirements. The rules could make it more difficult for us to obtain certain types of insurance, and we may incur higher costs to obtain coverage similar to our existing policies. Additionally, we have incurred and expect to incur on an ongoing basis increased accounting, audit and legal fees to assist us assess, implement and comply with such rules. The ongoing and proposed rules could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors.

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

Our Performance Will Depend on the Market for Web Based Application Software

The market for Web-based applications software is rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products and services such as the recent launch of our Digital Services Hub campaign. Accordingly, we cannot be certain that a viable market for our products will emerge or be sustainable or that market campaigns such the Digital Services Hub launch will result in increased demand for our products and services. Enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, individuals have established patterns of purchasing goods and services. They may be reluctant to alter those patterns. They may also resist providing the personal data necessary to support our existing and potential product uses. Any of these factors could inhibit the growth of online business generally and the market’s acceptance of our products and services in particular.

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

We May Be Unable to Meet Our Future Capital Requirements and Raise Additional Capital, This May Be Dilutive to Our Stockholders

Although we expect our cash balances to be sufficient to manage our operations, it is possible that we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all.

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

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2006, we cannot provide assurance that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

None

ITEM 2.	PROPERTIES

Our principal research, development, sales, marketing and administrative headquarter offices are located in Austin, Texas. We do not own any real estate or facilities. As of December 31, 2006, we leased direct office space in: Austin, Texas; San Francisco, California; New York City, New York; Boston, Massachusetts; Reston, Virginia; Sydney, Australia; Slough and Maidenhead, United Kingdom; and Madrid, Spain. Such leases have remaining terms of up to five years. All offices listed above support sales and services activity, and we have research and development activity in our Austin, Texas and Sydney, Australia offices.

Additionally, we lease several full-service managed suites and executive suites as small sales offices across the United States and around the world. These small offices generally have lease terms of less than one year, allowing us to adjust to changing business and customer support requirements. As of December 31, 2006, we leased office space in 14 countries outside of the United States.

Throughout 2006, we consolidated our leased office portfolio. Some of the resulting excess lease space expired in 2006, or will expire in the near term, and we successfully negotiated early terminations of some leases, in part or in whole. We currently sublease some surplus office space in Austin, Texas; New York City, New York; and Boston, Massachusetts to unrelated third-parties. We are actively marketing and attempting to sublease or negotiate early terminations of our remaining surplus space, including, but not limited to, space in Austin, Texas; Reston, Virginia; and Slough, United Kingdom for the respective remaining lease terms. The Company occupies or subleases approximately 83% of the leased office space leaving approximately 17% of the leased space unoccupied.

ITEM 3.	LEG AL PROCEEDINGS

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied a motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the Company’s case.

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the individual defendants, the plaintiff class and the vast majority of the other issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, Judge Scheindlin held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

Pursuant to the settlement and related agreements, if the settlement receives final approval by the Court, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the Plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JPMorgan settlement, if approved, will only offset the insurers’ obligation to cover the remainder of Plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JP Morgan settlement, or $212.5 million. Therefore, if the JP Morgan settlement is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. However, future settlements with other underwriters would further reduce that liability. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan Chase preliminary agreement.

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

Our common stock is listed on the NASDAQ Global Market under the symbol “VIGN”. Public trading of the common stock commenced on February 19, 1999. Prior to that, there was no public market for the common stock. The following table sets forth the high and low closing sale price per share of our common stock on the NASDAQ Global Market in each of the last eight fiscal quarters. All closing sale prices per share have been restated for the one-for-ten reverse stock split of the Company that became effective on June 10, 2005.

	High	Low
Year Ended December 31, 2006:
Fourth Quarter	$17.44	$13.39
Third Quarter	15.00	12.11
Second Quarter	16.55	13.22
First Quarter	17.65	14.18
Year Ended December 31, 2005:
Fourth Quarter	$18.29	$14.36
Third Quarter	16.09	11.30
Second Quarter	13.20	10.80
First Quarter	13.70	11.60

At February 28, 2007, there were approximately 426 holders of record and approximately 60,000 total shareholders of our common stock and the closing price of our common stock was $17.84 per share.

We have never declared or paid any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

On November 12, 2006, the Board of Directors of the Company approved a stock repurchase program of up to $75 million of the Company’s common stock over the 12 months immediately following the approval. Purchases will be made from time to time as market and business conditions warrant, in the open market, negotiated or block transactions, in accordance with applicable laws, rules and regulations. The table below sets forth the purchases made since the announcement on November 13, 2006 through the Company’s fiscal year end December 31, 2006.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under plans or programs (in 000s)
11/12/2006 to 11/30/2006	216,700	$16.85	216,700	$71,348
12/01/2006 to 12/31/2006	599,050	$16.71	599,050	$61,336

Total	815,750	$16.75	815,750	$61,336

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on the Company’s Common Stock between December 31, 2001 and December 31, 2006 with the cumulative total return (i) The Total Return Index for the NASDAQ Stock Market (US Companies) (The “NASDAQ Stock Market-US Index”) and (ii) Standard and Poor’s Information Technology Index (“S&P IT Index”), over the same period. This graph assumes $100 investment at the beginning of such period and the reinvestment of all dividends. The Comparisons shown on the graph below are based on historical data. The historical data for the Company has been retroactively restated for the one-for-ten reverse split that became effective as of June 10, 2005. The Company cautions that the stock performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s Common Stock.

Cumulative Total Return

	12/01	12/02	12/03	12/04	12/05	12/06
Vignette Corporation	100.00	22.85	42.27	25.88	30.37	31.79
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
S&P Information Technology	100.00	62.59	92.14	94.50	95.44	103.47

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2006, 2005 ,and 2004 and the consolidated balance sheet data at December 31, 2006 and 2005 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data at December 31, 2004, 2003, and 2002 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year ended December 31,
	2006	2005	2004 (4)	2003 (3)	2002 (2)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product license	$66,368	$70,316	$63,152	$60,986	$62,418
Services	131,206	120,359	114,775	97,328	92,720

Total revenue	197,574	190,675	177,927	158,314	155,138
Cost of revenue:
Product license	2,548	2,911	5,036	2,844	2,388
Amortization of acquired technology	5,017	6,267	10,115	3,450	267
Services (1)	60,399	55,427	53,281	39,531	43,844

Total cost of revenue	67,964	64,605	68,432	45,825	46,499

Gross profit	129,610	126,070	109,495	112,489	108,639
Operating expenses:
Research and development (1)	34,013	33,212	40,140	40,247	51,775
Sales and marketing (1)	70,192	68,080	74,441	68,229	85,191
General and administrative (1)	17,941	20,291	18,571	16,441	21,713
Purchased in-process research and development, acquisition-related and other charges	–	270	7,609	4,258	1,786
Impairment of intangible assets	–	–	–	–	147,269
Business restructuring charges (benefit)	150	(2,899)	18,083	(14,687)	35,822
Amortization of intangible assets	3,720	5,003	4,919	1,965	16,060

Total operating expenses	126,016	123,957	163,763	116,453	359,616

Income (loss) from operations	3,594	2,113	(54,268)	(3,964)	(250,977)
Other income (expense), net	10,613	20,710	2,895	5,068	(517)

Income (loss) before income taxes	14,207	22,823	(51,373)	1,104	(251,494)
Provision for income taxes	1,888	2,429	1,482	1,137	1,319

Net income (loss)	$12,319	$20,394	$(52,855)	$(33)	$(252,813)

Basic net income (loss) per share	$0.42	$0.70	$(1.86)	$(0.00)	$(10.14)

Diluted net income (loss) per share	$0.41	$0.68	$(1.86)	$(0.00)	$(10.14)

Shares used in computing basic net loss per share (5)	29,658	29,181	28,381	25,310	24,921
Shares used in computing diluted net loss per share (5)	29,878	29,807	28,381	25,310	24,921

(1)	Includes stock based compensation as follows:

	Year ended December 31,
	2006	2005	2004 (4)	2003 (3)	2002 (2)
Cost of revenue – services	$420	$—	$—	$—	$170
Research and development	278	12	(71)	324	441
Sales and marketing	706	124	(48)	69	416
General and administrative	1,790	698	599	714	369

	$3,194	$834	$480	$1,107	$1,396

	As of December 31,
	2006	2005	2004 (4)	2003 (3)	2002 (2)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$204,454	$197,057	$164,363	$239,513	$307,754
Working capital	169,268	165,319	126,406	205,749	214,625
Long term investments in marketable securities	11,688	—	—	—	—
Total assets	421,152	417,161	405,456	366,116	424,612
Total stockholders’ equity	337,787	330,109	306,818	281,346	265,852

(2)	Reflects the acquisition of Epicentric on December 3, 2002.
(3)	Reflects the acquisition of Intraspect on December 10, 2003.
(4)	Reflects the acquisition of Tower Technology on March 1, 2004.
(5)	Reflects one-for-ten reverse stock split effective June 10, 2005

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vignette develops and sells content management software to enterprise customers globally. Vignette’s software helps these organizations improve their interactions with key audiences – customers, prospects, employees, partners, citizens – by making it possible for them to deliver highly personalized, interactive online experiences. Our early content management and delivery tools laid the groundwork for some of the Web’s most influential and popular sites. Today, our award-winning solutions continue to power some of the world’s most prominent online brands, and enable organizations to have more meaningful interactions with all of their important constituencies.

Organizations in virtually every industry, including government, are undertaking Next-Generation Web initiatives. In general, a renewed focus on growth has led these organizations to re-examine, among other things, the quality of the customer experience they provide. From Vignette’s perspective, improving the customer experience involves better managing business content. Vignette’s best customers derive the greatest value from this content at the point of customer interaction, particularly when that point of interaction is online.

Vignette’s Next-Generation Web solutions help our customers improve the way they manage, deliver and provide interactive access to business content. These solutions help organizations understand customer needs – by analyzing what they’ve done and asked for before – and then put business content to use online to meet those needs. They give organizations the ability to deliver online content in a highly personalized fashion, according to customers’ own requirements and desires. They help them create large, feature-rich online communities with the interactivity and content contribution that today’s audiences expect, and the performance and scalability that global enterprises require. And they let them conduct long-running online dialogs with individuals or groups, adding tremendous power to technologies as simple as e-mail.

Vignette’s software products are brought together in various combinations to deliver solutions to the common content management challenges above. Following is a brief description of each of our software products:

Vignette Content Management manages content, content types and objects, as well as the deployment and delivery of content to Web sites. It is designed to meet the needs of large organizations with requirements for potentially multiple Web sites for distinct sets of constituents. It encourages the separation of content and its delivery, which allows content to be repurposed easily across multiple sites without issues of currency, versioning, redundancy, and so on. Vignette Content Management is designed to be accessible to non-technical content creators, which means content can be managed without substantial IT intervention. The Vignette Command Center, the core of Vignette Content Management, is an intuitive and configurable roles-based management console that enables business and technical users to manage virtually all of their content management objectives through one interface. Once integrated with business processes, users can share knowledge and collaborate on virtually any task, using e-mail, desktop applications and Web-based workspaces. We also offer a variety of additional specialized products to enhance Vignette Content Management.

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

Our solutions and products are supported by our professional services organization, Vignette Professional Services (VPS). VPS offers pre-packaged and custom services to help organizations define their online business objectives and deploy their applications. Our education, consulting and customer care teams give customers the benefit of our experience with thousands of customer implementations. We partner with a number of leading consulting firms and system integrators to implement our software for their clients. In many cases, we work in blended teams to implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as Microsoft, BEA Systems, Hewlett Packard and Sun Microsystems.

2006 Highlights

Operating Results

The Company reported increases in fiscal 2006 versus fiscal 2005 in total revenue, gross profit margin and income from operations. The increase in sales combined with lower operating costs as a percentage of total revenue allowed the Company to produce net income of $12.3 million in fiscal 2006 as compared to net income of $20.4 million during fiscal 2005. The fiscal 2005 results include a one time gain on the sale of equity investments of $15.3 million.

The Company posted an operating income for fiscal year 2006 of $3.6 million compared to operating income of $2.1 million for fiscal year 2005. Total revenue for fiscal year 2006 was $197.6 million or an increase of 4% over the fiscal year 2005 revenue of $190.7 million. In addition, the Company increased liquidity with an increase in cash, cash equivalents, and short term investments of $7.4 million to a total of $204.5 million at December 31, 2006 versus $197.1 million at December 31, 2005. The Company continues to carry no long term debt.

The improved performance in fiscal 2006 as compared to fiscal 2005 was the result of many factors. We grew our services revenue during 2006 while continuing to focus on cost control and efficiency in our business. Services revenue increased $10.8 million or 9%. License revenue declined $3.9 million or 6%. Operating expenses increased by $2.1 million or 2%. The net result was that income from operations increased $1.5 million or 70% as the increase in total revenue was greater than the increase in total operating expenses. The operating margin percentage for fiscal 2006 was 1.8% versus 1.1% for fiscal 2005.

License revenues of $66.4 million in fiscal 2006 and $19.2 million in the fourth quarter of 2006 were down 6% and 4%, respectively, as compared to 2005. Maintenance revenues of $80.2 million in fiscal 2006 and $20.5 million in the fourth quarter of 2006 were up 7% and 10%, respectively, as compared to 2005. Professional services revenues of $51.0 million in fiscal 2006 and $12.8 million in the fourth quarter of 2006 were up 13% and 5% as compared to 2006. International revenue comprised 38% and 45% of total revenue for the year and quarter ended December 31, 2006, respectively. No single customer accounted for more than 10% of our annual or quarterly revenues.

The gross profit margin in fiscal 2006 of 66% remained unchanged from fiscal 2005 as the Company did not have any significant changes in the direct costs to produce its software or provide services. In absolute dollars gross profit increased $3.5 million as result of the increase in total revenue. The total costs of revenue increased $3.4 million to $68.0 million from $64.6 million. The increase was driven by an increase in the costs of revenue for services which increased $5.0 million to $60.4 million from $55.4 million. As a percentage of services revenue the costs of revenue for services was 46% for fiscal 2006 and 2005 which reflects that there were no significant changes in the costs to provide services. This increase was offset by a decrease in the amortization of acquired technology of $1.3 million to $5.0 million from $6.3 million. The decrease in the amortization of acquired technology is related to the normal run out of costs associated with acquisitions. There was a decrease in the costs of revenue for product license of $0.3 million.

Total expenses, including both cost of revenue and operating expenses, for fiscal 2006 and for the fourth quarter of 2006 were $194.0 million and $47.9 million, respectively, and included $11.0 million and $2.4 million, respectively, for the following (benefits) charges: business restructuring charges (benefits), acquisition-related charges, amortization of acquired technology and intangibles and stock option expense. Most of these (benefits) charges relate to our previous acquisitions. The exception to the previous statement is the stock option expense of $2.1 million that was recognized in 2006 upon the adoption of FAS 123R. The remaining expenses (excluding the expenses discussed above) of $183.0 million for fiscal 2006 were up 1.7% as compared to fiscal 2005 and expenses of $45.5 million for the fourth quarter of 2006 were down 2.8% as compared to the fourth quarter of 2005.

The increase in the expenses for fiscal 2006 after excluding the $11.0 million as described above was the result of several factors. The primary driver was an increase of $4.3 million for the direct costs to produce software and provide services and is associated with the increase in total revenue. This was offset by a decrease in operating expenses of $1.2 million. The $1.2 million is net of a decrease in general and administrative expenses of $3.3 million, an increase in research and development expenses of $0.5 million and an increase in sales and marketing expenses of $1.6 million. The decline in general and administrative expenses is driven by lower regulatory reporting costs and professional fees. The increase in sales and marketing expenses is due to an increase in the marketing efforts for the health care vertical and an increase in regional marketing expenses.

In the fourth quarter of 2006, the Company had operating income of $4.7 million as compared to operating income of $1.7 million for the fourth quarter of 2005. The increase was due to lower sales and marketing expenses of $1.4 million, lower general and administrative expenses of $1.1 million and lower amortization of intangible assets of $0.2 million that is offset by an increase in research and development expenses of $0.3 million. The decrease in sales and marketing expenses in the fourth quarter of 2006 as compared to 2005 was due to lower sales commissions associated with the lower license sales and an effort to reduce costs for general marketing expenses including travel and corporate events. The decrease in general and administrative costs in the fourth quarter of 2006 as compared to 2005 is due primarily lower professional fees associated with regulatory filings and other services.

The Company continued to offshore research and development to control costs and improve efficiency. Headcount was 670 employees at December 31, 2006 as compared to 738 employees at December 31, 2005. These and other actions have contributed to the increase in operating income of $1.5 million as discussed above.

Our total cash, cash equivalents, and short-term investments balance totaled approximately $204.5 million as of December 31, 2006, and increased approximately $7.4 million from December 31, 2005, due to the improved operating results and an increase in interest income associated with invested funds. The increase in cash, cash equivalents and short-term investments is after utilizing approximately $12.6 million to repurchase common stock of the Company and the purchase of long-term investments totaling $11.7 million.

Outlook

Our objective is to maintain and extend our position as a leading global provider of Next-Generation Web solutions. These solutions enable organizations to harness the power of their business content and the Web to deliver rich, personalized online interactions in direct or indirect support of customer acquisition and retention and revenue growth. We will continue to focus on delivering sustained revenue and profitable growth, expanding our customer base of global 2000 organizations, extending our technology leadership through investment in research and development, expanding our global sales capabilities and building upon our strategic alliances with leading companies.

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

Management has discussed with and agreed upon the development and selection of the following critical accounting policies with the Audit Committee of the Board of Directors:

•	Revenue recognition;

•	Estimating the allowance for doubtful accounts;

•	Stock based compensation;

•	Estimating business restructuring accruals; and

•	Valuation of goodwill and identifiable intangible assets.

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

Stock-Based compensation. The Company measures all share-based payment awards at fair value on the date of grant and recognizes compensation expenses for all share-based payments on a straight-line basis over the service period that the awards are expected to vest pursuant to the guidance of Statement of Financial Accounting Standards 123R, Share-Based Payment (“Statement 123R”) and Staff Accounting Bulletin 107 (“SAB 107”) of the Securities and Exchange Commission. Restricted stock and stock options issued under equity plans as well as stock purchases under our employee stock purchase plans are subject to the provisions of Statement 123R and the interpretive guidance of SAB 107.

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

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of Statement 123R and the interpretive guidance of SAB 107. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Valuation of goodwill and identifiable intangible assets. The Company applies Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), in accounting for the valuation of goodwill and identifiable intangible assets. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The events and circumstances the Company considers include significant changes in the business climate, legal factors, operating performance indicators and competition. In addition, The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. As required by Statement 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Year Ended December 31,
	2006	2005	2004
Revenue:
Product license	34%	37%	35%
Services	66	63	65

Total revenue	100	100	100
Cost of revenue:
Product license	1	2	3
Amortization of acquired technology	3	3	6
Services	30	29	30

Total cost of revenue	34	34	39

Gross profit	66	66	61
Operating expenses:
Research and development	17	17	23
Sales and marketing	36	36	42
General and administrative	9	11	10
Purchased in-process research and development, acquisition-related and other charges	—	—	4
Business restructuring (benefits) charges	—	(2)	10
Amortization of intangible assets	2	3	3

Total operating expenses	64	65	92

Income ( loss ) from operations	2	1	(31)
Other income (expense), net	5	11	2

Income ( loss ) before income taxes	7	12	(29)
Provision for income taxes	1	1	1

Net income ( loss)	6%	11%	(30)%

Comparison of fiscal years ended December 31, 2006, 2005 and 2004 (in thousands, unless otherwise noted)

Revenue

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005	2004
Product license	$66,368	$70,316	$63,152	(6)%	11%
Maintenance and support	80,218	75,077	72,164	7	4
Professional services	50,988	45,282	42,611	13	6

Total services revenue	131,206	120,359	114,775	9	5

Total revenue	$197,574	$190,675	$177,927	4%	7%

Total revenue increased 4% in 2006 and 7% in 2005. The increase in revenue in 2006 is due to increases in services revenue. As noted above the increase in 2006 are in both maintenance and support and professional services. License revenues declined in 2006. The increase in 2005 is due to several factors. The Company made strides in product integration and stability. The Company also continued to simplify and amplify the message that the Company provides solutions for customers. Lastly, there was renewed interest in Enterprise Content management software during fiscal year 2005.

Product license. Product license revenue decreased 6% in 2006 and increased 11% in 2005. The decrease in 2006 can be attributed to two major factors. The first contributor to the decline is the failure of the Company to execute on its plan to further penetrate the healthcare vertical by building on the growth established in fiscal 2005. In addition, 2006 was a year of transition in which a new Senior Vice President of Global Sales and Services was hired and there was an attrition of sales executives and support personnel. The total number of sales and support personnel was 171 as of December 31, 2006 versus 187 as of December 31, 2005. Product license revenue increased 11% in 2005. The increase in 2005 can be attributed to an improving market for enterprise content software, the continued integration of the products, and a focused marketing and sales strategy on industry segments such as healthcare.

Services. Services revenue increased 9% in 2006 and 5% in 2005. The increase in 2006 is attributable to both maintenance and support and professional services. The increase in maintenance and support is attributable primarily to an increase in rates. The increase in professional services is due primarily to more effective selling of our services to the Company’s installed base of customers. The increase in professional services in 2005 is due primarily to the larger install base of Vignette’s software products and professional services sold in conjunction with new product licenses. The larger install base also increased the amount of maintenance and support revenue.

During fiscal years 2006, 2005 and 2004, no single customer accounted for more than 10% of our total revenues. International revenue was $74.8 million, $74.6 million and $68.2 million, or 38%, 39%, and 38% of total revenues, in 2006, 2005, and 2004, respectively.

Gross Profit

Cost of revenue consists of costs to manufacture, package and distribute our products and related documentation, the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing professional and maintenance services.

Gross profit amounts and percentages are as follows:

	Year ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005	2004
Product license	$63,820	$67,405	$58,116	(5)%	16%
Amortization of acquired technology	(5,017)	(6,267)	(10,115)	20	38
Maintenance and support	67,209	61,707	58,381	9	6
Professional services	3,598	3,225	3,113	11	4

Total services	70,807	64,932	61,494	9	6

Total gross profit	$129,610	$126,070	$109,495	3%	15%

As a percent of sales, gross profit represented 66%, 66%, and 61% in 2006, 2005 and 2004, respectively. In 2006 the gross margin remained unchanged from 2005 as there were no significant changes in the direct costs of the Company’s products or services. The increase in gross profit which was $3.5 million or 3% higher than 2005 is consistent with the 4% increase in total revenue in 2006. The improvement in 2005 is due to improved margins on product licenses and lower amortization charges of acquired technology. The improvement in the gross profit margin for product license increased in concert with the growth in revenue and by the lower costs of imbedded software. The decline in the amortization of acquired technology in 2005 is due to the normal run out of those amortized costs.

Operating expenses

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005	2004
Research and development	$34,013	$33,212	$40,140	2%	(17)%
Sales and marketing	70,192	68,080	74,441	3	(9)
General and administrative	17,941	20,291	18,571	(12)	9
Purchased in-process research and development, acquisition-related and other charges	—	270	7,609	(100)	(96)
Business restructuring (benefits) charges	150	(2,899)	18,083	105	(116)
Amortization of intangible assets	3,720	5,003	4,919	(26)	2

Total operating expenses	$126,016	$123,957	$163,763	2%	(24)%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased 2% in 2006 and decreased 17% in 2005. The increase in research and development is due to increased salaries and wages as headcount increased in 2006 to 146 versus 130 in 2005. The year over year decrease in 2005 is due primarily to our restructuring efforts via reduced engineering headcount in the first half of 2005, lower facilities expenses and other cost saving measures such as the consolidation of product development facilities and the transition of these activities to an offshore operations model.

The Company did not capitalize any software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, for fiscal years 2006, 2005, and 2004, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses increased 3% in 2006 and decreased 9% in 2005. The increase in 2006 is due to the increased marketing efforts in the health care vertical and regional marketing expenses during the first half of 2006. The decrease in 2005 is attributable to reduced bad debt charges and lower marketing and headcount costs.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses decreased 12% in 2006 and increased 9% in 2005. The decrease in 2006 is due to reduced costs for regulatory reporting and lower professional services. The increase in 2005 is attributable to the increased costs of meeting regulatory reporting requirements including the costs to implement the requirements under the Sarbanes Oxley act of 2002.

Purchased in-process research and development, acquisition-related and other charges.

During fiscal 2006 the Company did not recognize any expense associated with business combinations. The Company made a series of complimentary businesses acquisitions in the three years ended December 31, 2004. The following table summarizes costs related to our business combinations (in thousands) for the most recent three years:

	Year Ended December 31,
	2006	2005	2004
Purchased in-process research and development	$—	$—	$4,800
Cross-training, product integration and other	—	270	1,345
Severance and other employee-related costs	—	—	807
Contingent compensation	—	—	657

	$—	$270	$7.609

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

Based on the methods described above there were no impairment charges related to goodwill or other intangible assets in 2006, 2005, or 2004.

Business restructuring charges. In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003, and 2004, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals as of December 31, 2006 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$–	$–	$–	$–
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	–	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	–	(11,342)	(33,301)
Non-cash activity	–	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	–	6,606	43,164
Effect of expanded restructuring plan	9	–	2,076	2,085
Adjustment to accrual	(13,422)	–	(3,349)	(16,771)
Cash activity	(10,620)	–	(4,961)	(15,581)

Balance at December 31, 2003	12,525	–	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	–	(83)	(863)
Cash activity	(8,584)	–	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	–	962	15,675
Adjustment to accrual	(1,676)	–	(123)	(1,799)
Cash activity	(6,358)	–	(709)	(7,067)

Balance at December 31,2005	$6,679	$–	$130	$6,809
Adjustment to accrual	235	–		235
Cash activity	(1,757)	–	(145)	(1,902)
Non-cash activity	–	–	15	15

Balance at December 31, 2006	$5,157	$–	$–	$5,157
Less: current portion				(2,119)

Accrued restructuring costs, less current portion				$3,038

Remaining cash expenditures resulting from the restructuring are estimated to be $5.2 million and relate to our facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees, or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. The accrual adjustments recorded during fiscal 2005 relate primarily to such differences, namely the buyout fees and sublease income of certain vacated properties were more favorable than we had anticipated. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; Brisbane and San Francisco, California; New York City, New York; Waltham and Boston, Massachusetts; Chicago, Illinois; and Slough, United Kingdom. The maximum lease commitment of such vacated properties extends through December 2011.

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

Stock based compensation. The Company adopted Statement 123R effective January 1, 2006. Under Statement 123R the Company records expense for stock compensation based on the grant date fair value. The Company determines grant date fair value for stock options and the ESPP using the Black-Scholes option pricing model. The fair value for restricted stock awards (RSAs) is generally equal to their intrinsic value at the date of grant. For the year ended December 31, 2006, the Company recorded $1.7 million for stock options, $1.1 million for restricted stock awards, and $0.4 million for the employee stock purchase plan. All of the expense for the years ended December 31, 2005 and 2004 is attributable to RSAs. Prior to the adoption of Statement 123R the Company did not record any expense for stock options with zero intrinsic value or the ESPP.

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

The Company still expects to issue stock options but has shifted to offering some stock based compensation in the form of RSAs.

Stock compensation expense is attributable to the following cost categories (in thousands):

	Year Ended December 31,
	2006	2005	2004
Cost of revenue – services	420	—	—
Research and development	278	12	(71)
Sales and marketing	706	124	(48)
General and administrative	1,790	698	599

	$3,194	$834	$480

Amortization of intangible assets. Intangible amortization expense decreased 26% in 2006 as compared to 2005 and decreased 2% in 2005 compared to 2004. The decrease in 2006 compared to 2005 relates to the decline in amortization expense for assets assumed from the Intraspect and Tower Technology acquisitions as the remaining unamortized cost continues to decline. The decrease in 2005 compared to 2004 relates to the decline in amortization for assets assumed from the Intraspect and Tower Technology acquisitions as the remaining unamortized continues to decline.

Other income and expense

Other income and expense, net consists primarily of interest income and expense, recognized investment gains and losses as well as foreign currency exchange gains and losses.

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005	2004
Interest income and other, net	$9,327	$5,419	$2,895	72%	87%

Purchase accounting credits	682	—	—	100%	—

Gain on Sale of equity investments	$604	$15,264	$—	(96)%	100%

Other Income and expense, net decreased in 2006 as compared to 2005 due to a lack of a one time gain on the sale of equity investments as discussed below. Interest income and other, net increased by 72% due to the higher cash balances and higher yields on invested funds. In 2006 the Company recognized purchase accounting credits due to the release of liabilities associated with the Company’s acquisitions.

Other income and expense, net increased in 2005 as compared to 2004 due to higher cash and short term investment balances and increasing yields on invested funds and a one time gain on the sale of equity investments. The gain on the sale of equity investments was due to the sale of equity securities in privately held technology companies. The largest of which was a sale of Shopzilla for approximately $600 million to EW Scripps Company. The Company owned approximately 2% of Shopzilla and recognized a gain of approximately $13.0 million. The Company had no carrying cost in the asset at the time of the sale due to previous impairment charges.

At December 31, 2006, our unrestricted, long-term investments totaled $13.0 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Provision for income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Year Ended December 31,			2006 Compared to 2005	2005 Compared to 2004
	2006	2005	2004
Provision for income taxes	$1,888	$2,429	$1,482	(22)%	64%

We have provided a full valuation allowance against our net deferred tax asset, including all net operating loss, research and development credit, and capital loss carry forwards based on the determination that it is more likely than not that the benefit related to such assets will not be realized. Our accounting for deferred taxes under SFAS 109 involves the evaluation of a number of factors concerning the realization of our deferred tax assets. In concluding that a full valuation allowance was appropriate, we have considered such factors as our history of incurring operating losses and our ability to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years.

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

Net Operating Losses and Tax Credit Carry Forwards

As of December 31, 2006, we had domestic federal net operating loss, research and development credit, and capital loss carry forwards of approximately $760.0 million, $16.4 million, and $40.9 million, respectively. These domestic net operating loss, research and development credit, and capital loss carry forwards will expire at various dates, between 2007 and 2027, if not utilized. The Company also had foreign net operating loss carry forwards of approximately $9.9 million that are not subject to expiration. Internal Revenue Code Section 382 and similar foreign statutes impose substantial restrictions on the utilization of net operating losses, tax credits, and capital loss carry forwards in the event of an “ownership change” of a corporation. Domestic net operating loss carry forwards of approximately $154.3 million, and tax credit carry forwards of $4.5 million at December 31, 2006 were incurred by businesses we acquired and will be subject to annual limitation. These restrictions may severely limit the benefit of these acquired tax attributes in future periods. The remaining tax attributes that may be subject to such annual limitations include domestic net operating loss carry forwards of $605.7 million, foreign net operating loss carry forwards of $3.2 million, capital loss carry forwards of $40.9 million and research and development credit carry forwards of $11.9 million. Based upon a review of historical stock ownership, we do not believe that any resulting annual limitation will severely limit our ability to utilize these tax attributes prior to their expiration. In the event that an ownership change occurs in the future, application of the change in ownership statutes might result in substantial limitation on the utilization of these tax attributes from that point forward.

We have provided a full valuation allowance against our net deferred tax asset, including all net operating loss, research and development credit, and capital loss carry forwards based on the determination that it is more likely than not that the benefit related to such assets will not be realized. Our accounting for deferred taxes under SFAS 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was appropriate, we have considered such factors as our history of incurring operating losses and our ability to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years.

As of December 31, 2006, approximately $26.3 million of the valuation allowance is related to acquired deferred tax assets of Epicentric, Intraspect, and Tower Technology. If the benefit of these acquired deferred tax assets are realized in the future, the initial recognition will be recorded first as a reduction to the relevant entity’s goodwill, then as a reduction to the relevant entity’s other non-current intangible assets, and lastly, as a reduction of current income tax expense. In the year ended December 31, 2006, we recognized approximately $0.3 million of acquired deferred tax assets as a reduction to goodwill.

Approximately $151.0 million of the valuation allowance relates to net operating loss carry forwards generated by the deduction of stock option compensation. The initial recognition of these deferred tax assets will be credited directly to contributed capital.

Liquidity and Capital Resources

The following table presents selected financial statistics and information, (dollars in thousands):

	December 31,
	2006	2005	2004
Cash and cash equivalents	$98,832	$124,104	$63,781

Short-term investments	$105,622	$72,953	$100,582
Working capital	$169,268	165,319	$126,406
Current ratio	3.2:1	3.1:1	2.5:1
Days of sales outstanding	61	69	77

At December 31, 2006, we had $204.5 million in cash, cash equivalents and short-term investments and no debt. We invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale.

Net cash provided by (used in) operating activities was $27.7 million, $16.7 million, and $(31.5) million, in 2006, 2005 and 2004, respectively. The increases in 2006 and 2005 are related to the improved operating performance of the Company. The operating cash outflow in 2004 was due to net losses as well as changes in working capital, namely restructuring and exit cash outflows.

Net cash (used) provided by investing activities was $ (46.4) million, $42.0 million, and $51.5 million, in 2006, 2005 and 2004, respectively. The decrease in investing cash flows for 2006 was due primarily to the purchase of both short-term and long-term investments in order to take advantage of rising yields for longer term investments. The increase in investing cash inflows in 2005 was due to the sale of certain equity investments and the maturities of short term investments. The increase in investing cash inflows in 2004 was due primarily to the maturity of our investments in marketable and auction rate securities, offset by purchase consideration for our acquisition of Tower Technology.

Net cash (used) provided by financing activities was $(7.7) million, $2.8 million, and $3.2 million in 2006, 2005 and 2004, respectively. Our financing activities consisted primarily of employee stock option exercises and purchases of employee stock purchase plan shares. However, in the fourth quarter of 2006 the Company expended $12.6 million of cash to repurchase common stock of the Company under an announced repurchase plan.

Our long-term investments are classified as available-for-sale and consist of limited partnership interests in a technology incubator, long-term marketable securities and cash collateral pledged for certain lease obligations, and tax obligations. At December 31, 2006 and 2005, long-term investments totaled $19.3 million and $8.3 million, respectively.

At December 31, 2006 and 2005, we had pledged $6.2 million and $6.9 million, respectively, as cash collateral for certain of our lease obligations and tax obligations. These investments will remain restricted to the extent that the security requirements exist.

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

Future minimum payments as of December 31, 2006 under our lease obligations, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2007	$6,908	$2,172
2008	4,922	2,033
2009	3,928	1,862
2010	2,972	1,411
2011	2,254	1,157

Total minimum lease payments	$20,984

Total minimum sublease rentals		$8,635

We do not have any significant contractual obligations other than those leases disclosed above.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations. The Company will adopt SFAS 157 January 1, 2008.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB 108 is effective beginning October 1, 2006 and the Company’s financial statements for the year ending December 31, 2006. The Company made no adjustments to its financial statements upon adoption of SAB 108 and will continue to evaluate its accounting based on the requirements of SAB 108.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations, however, we do not believe that it will have a material effect upon adoption. The Company will adopt FIN 48 January 1, 2007.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard permits but does not require entities to measure many financial instruments and certain other items at fair value. Once and entity has elected the fair value option for designated financial instruments and other items changes in fair value must be recognized in the statement of operations. The election is irrevocable once made. The statement is effective for the first fiscal year after November 15, 2007. The Company is currently evaluating the accounting permitted by the standard and has not determined if the fair value option will be elected for eligible financial instruments or other items.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States of America and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Asia and Australia where transactions are denominated in the local currency of each location. As a result, our financial results could be affected by changes in foreign currency exchange rates. We have a foreign exchange policy to reduce our exposure to significant foreign currency fluctuations. We utilize foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies. Gains and losses on hedging contracts are reflected currently in other income and expense. We typically limit the duration of our foreign currency forward contracts to 90 days. We do not invest in contracts for speculative purposes. Our foreign exchange exposures are monitored regularly to ensure the overall effectiveness of our foreign currency hedge positions.

Interest Rate Risk

Cash, cash equivalents and short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material interest risk exposure. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. Our investment policy requires us to invest funds in excess of current operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations;

•	securities of U.S. corporations rated A1 or P1 by Standard & Poors or the Moody’s equivalents; and

•	money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years;

•	auction rate securities.

At December 31, 2006, our cash and cash equivalents consisted primarily of commercial paper.

Long-term investments. At December 31, 2006 our long-term investments consist of long-tem marketable securities, a limited partnership investment in a technology incubator and restricted investments.

Our long-term marketable securities consist primarily of obligations of the U.S. government and corporate notes and totaled $11.7 million as of December 31, 2006. The Company did not have any long-term marketable securities as of December 31, 2005.

We also invest in emerging technology companies considered strategic to our software business. At December 31, 2006, long-term investments included a limited partnership interest in a technology incubator. We periodically analyze this long-term investment for impairments that could be considered other than temporary. The Company did not recognize any unrealized gain or loss on this investment during 2006.

In addition to strategic investments, we held $6.2 million and $6.9 million in restricted investments at December 31, 2006 and December 31, 2005, respectively. At December 31, 2006, restricted investments were composed of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and a tax obligation. These investments will remain restricted to the extent that the security requirements exist. All restricted investments mature beginning in 2007 through 2010 and the average yield of these investments is approximately 4.3%.

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

On December 1, 2005, Vignette Corporation (the “Company”) sent out a request for proposal to five registered public accounting firms inviting them to compete for the assignment to provide the Company with audit-related services beginning in fiscal year 2006. The Company’s previous auditor, Ernst & Young, received the request for proposal and was invited to compete for the assignment in 2006. On December 20, 2005, Ernst & Young notified the Company that Ernst & Young had decided to decline the opportunity to compete and would not submit a response to Vignette’s request for proposal for audit services. As such, Ernst & Young (“E&Y”) had decided to decline to stand for re-election as the Company’s independent registered public accounting firm. E&Y ceased to serve as the Company’s independent accounting firm after the completion of the audit for the fiscal year ended December 31, 2005 effective with the Company’s filing of the Form 10K for fiscal year 2005 on March 15, 2006.

The reports of E&Y on the Company’s financial statements for the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years ended December 31, 2005 and December 31, 2004, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference thereto in its reports on the Company’s financial statements for such years.

During the Company’s fiscal years ended December 31, 2005 and December 31, 2004, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

On February 7, 2006, the Audit Committee of the Board of Directors of the Company approved the engagement of Grant Thornton LLP as the Company’s independent registered public accounting firm. The Company has not consulted with Grant Thornton LLP during the two fiscal years ended December 31, 2005 and 2004 or during any subsequent interim period preceding this Current Report on: the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the Company’s consolidated financial statements; or any matter that was either the subject of a “disagreement,” as that term is described in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Grant Thornton LLP, an independent registered public accounting firm. This report appears on page F-2 in our Consolidated Financial Statements.

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

The information required by this item is incorporated herein by reference to the information under the sections entitled “Proposal No. 1—Election of Directors,” “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 25, 2007. We anticipate filing the Proxy Statement within 120 days of the end of our fiscal year ended December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Share Ownership of Certain Beneficial Owners and Management” of the Proxy Statement. The table below presents the following information as of December 31, 2006: (i) aggregate number of securities to be issued under the stock plans upon exercise of outstanding options, warrants and other rights, (ii) the related weighted-average exercise price and (iii) the aggregate number of securities reserved for future issuance under such plans. The table does not include information with respect to shares subject to outstanding options assumed by the Company in business combinations. Note (5) to the table sets forth information for options assumed by the Company.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (i)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (ii)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [Excluding Securities Reflected in Column (i)] (iii)
Equity compensation plans approved by security holders (1)	1,258,838	(3)	$19.27	(3)	3,640,140	(4)
Equity compensation plans not approved by security holders (2)	1,002,754		$27.83		2,000,838

Total (5)	2,261,592		$23.07		5,640,978

(1)	Consists of the following plans: 1995 Stock Option/Stock Issuance Plan, the 1999 Equity Incentive Plan, the 1999 Non-Employee Directors Plan and the Employee Stock Option Plan (“ESPP”). Each fiscal year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Equity Incentive Plan automatically increased by the lesser of (i) 5% of the total number of shares of the common stock then outstanding or (ii) 1,180,482, shares. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the number of shares under the ESPP automatically increased by the lesser of (i) 2% of the total number of shares of common stock then outstanding or (ii) 450,000 shares.
(2)	Consists of the 1999 Supplemental Stock Option Plan (the “1999 Supplemental Plan”) as well as inducement option grants for certain Company officers at the time of hire. As it relates to the 1999 Supplemental Plan, a total of 947,754 shares of the Company’s common stock were issuable upon exercise of outstanding options at December 31, 2006; the weighted average exercise price of those outstanding options was $24.95 per share. No options were granted and no shares were issued under the 1999 Supplemental Plan to any of the Company’s directors or executive officers. The material features of the 1999 Supplemental Plan are outlined in Note 5 to the Consolidated Financial Statements.

As it relates to inducement options granted to Company officers, such grants were issued pursuant to NASD Rule 4350(i). As of December 31, 2006, a total of 55,000 shares of the Company’s common stock were issuable upon exercise of such outstanding options. The weighted average exercise price of those outstanding options was $77.50 per share. In addition to the individual terms summarized in items (a) and (b) below, if there is a change in control of the Company and the respective officer’s employment is terminated within eighteen months of the change in control, then the remaining unvested options will become immediately exercisable.

(a) On April 6, 2001, the Company granted 345,000 stock options at an exercise price of $38.80 to Thomas E. Hogan, who served as President, Chief Executive Officer and Director. At time of grant, these options were to expire on April 6, 2009 and became exercisable as follows: 86,500 options became exercisable at a rate of 25% per quarter over one year beginning April 6, 2001; and 258,750 options became exercisable at a rate of 6.25% per quarter beginning April 6, 2001. In February 2006, Mr. Hogan resigned as President and Chief Executive Officer and his service as a Director ended in May 2006. None of the stock options under this grant were exercised and all cancelled on August 3, 2006.

(b) On January 22, 2001, the Company granted 55,000 stock options at an exercise price of $77.50 per share to Bryce M. Johnson, who serves as Senior Vice President, General Counsel and Secretary. These options expire on January 22, 2009 and become exercisable as follows: 25% on January 22, 2002 and 6.25% quarterly thereafter. As of December 31, 2006, a total of 55,000 stock options under this grant remain outstanding.

(3)	Excludes purchase rights accrued under the ESPP.
(4)	Includes shares available for future issuance under the ESPP. As of December 31, 2006, there were 1,080,744 shares available for future issuance under the ESPP.
(5)	Excludes information for options assumed by the Company in business combinations. As of December 31, 2006, a total of 680 shares of the Company’s common stock were issuable upon exercise of outstanding assumed options under the assumed plans. The related weighted average exercise price of those outstanding options was $63.57 per share. Upon assumption by the Company, no additional options may be granted under these plans.
(6)	The following executive officers have entered into individual Rule 10b5-1 trading plans pursuant to which stock of the Company will be sold for their account from time to time in accordance with the provisions of the plans without any further action or involvement by the officers: Charles Sansbury, Bryce M. Johnson, Conleth O’Connell, Leo Brunnick.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information related to audit fees and services paid to Grant Thornton LLP and Ernst & Young LLP appearing in the Proxy Statement is incorporated herein by reference.

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

Exhibit Number	Description
3.1†	Certificate of Incorporation of the Registrant.
3.2*	Amendment to Certificate of Incorporation of the Registrant.
3.3†	Bylaws of the Registrant.
3.4††††	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.
3.5**	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation
4.1	Reference is made to Exhibits 3.1, 3.2. and 3.3
4.2†	Specimen common stock certificate.
4.3††††	Rights Agreement dated April 25, 2002 between the Company and Mellon Investor Services, LLC.
10.1†	Form of Indemnification Agreements.
10.2†	1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
10.3†	1999 Equity Incentive Plan.
10.4^	1999 Supplemental Stock Option Plan.
10.5†	“Prism” Development and Marketing Agreement dated July 19, 1996 between the Registrant and CNET, Inc.
10.6†	Letter Amendment to “Prism” Development and Marketing Agreement between the Registrant and CNET, Inc. dated August 15, 1998 and attachments thereto.
10.7††	Lease Agreement dated March 3, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.
10.8††	First Amendment to Lease Agreement dated September 1, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.
10.9††	Sublease dated September 26, 2000 among the Registrant, Aptis, Inc. and Billing Concepts Corp.
10.10^	Stock Option Agreement – Jon. O. Niess.<<<
10.11^	Stock Option Agreement I – Thomas E. Hogan.<<<
10.12^	Stock Option Agreement II – Thomas E. Hogan.<<<
10.13^	Stock Option Agreement – Bryce M. Johnson.<<<
10.14^^	Share Sale Agreement dated January 16, 2004 between the Registrant and Tower Technology Pty Limited.
10.15^^^	Notice of Stock Option Grant and Stock Option Agreement – 1999 Supplemental Stock Option Plan
10.16^^^	1999 Non-Employee Director Option Plan.
10.17^^^	Notice of Stock Option Grant and Stock Option Agreement – 1999 Non-Employee Director Automatic Option Plan.
10.18^^^	Notice of Stock Option Grant and Stock Option Agreement – 1999 Equity Incentive Plan.
10.19^^^	Lease Agreement dated January 31, 2002 between the Registrant and Prentiss Properties Acquisition Partners, L.P.
10.20^^^	First Amendment to Lease Agreement dated November 12, 2001 between the Registrant and Prentiss Properties Acquisition Partners, L.P.
10.21^^^	Second Amendment to Lease Agreement dated July 22, 2003 between the Registrant and Prentiss Properties Acquisition Partners, L.P.
10.22^^^	Notice of Restricted Stock Award and Restricted Stock Agreement – 1999 Equity Incentive Plan.
10.23***	Amended and restated Master Services Agreement with Virtusa Corporation
10.24***	The amended Vignette Corporation Employee Stock Purchase Plan

10.25***	The amended Vignette Corporation International Employee Stock Purchase Plan
10.26***	Michael A. Aviles Stock Option Agreement<<<
10.27***	Michael A. Aviles Restricted Stock Agreement<<<
10.28***	Offer Letter Agreement with Michael A. Aviles<<<
10.29***	Michael A. Aviles Separation Agreement<<<
10.30***	Notice of Restricted Stock Award and Restricted Stock Agreement for Board of Director members under the 1999 Equity Incentive Plan
10.31***	Notice of Stock Option Grant and Option Agreement for Board of Director members under the 1999 Equity Incentive Plan
10.32***	Offer Letter Agreement with Brett Bachman<<<
10.33***	Offer Letter Agreement with David Crean<<<
10.34***	Offer Letter Agreement with Gayle Wiley<<<
10.35***	Offer Letter Agreement with Lawrence Warnock<<<
10.36<	Amended and Restated 1999 Equity Incentive Plan dated May 26, 2006
10.37<	Offer Letter Agreement with T. Patrick Kelly<<<
10.38<	T. Patrick Kelly Stock Option Agreement<<<
10.39<	T. Patrick Kelly Restricted Stock Agreement<<<
10.40 <<	Brett Bachman Severance Agreement<<<
10.41<<	David Crean Severance Agreement<<<
10.42<<	Leo Brunnick Commuting Expense Agreement<<<
10.43<<	Offer Letter Agreement with Alex Shootman<<<
16.1^^^^	Letter From Ernst & Young LLP to the Securities and Exchange Commission concerning change in certifying accountant
21.1	Subsidiaries List.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young LLP, Independent Public Accounting Firm
31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-68345).
††	Incorporated by reference to the Company’s Form 10-K/A filed on March 30, 2001 (File No. 000-25375).
†††	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2002 (File No. 000-25375).
††††	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375).
*	Incorporated by reference to the Company’s definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000.
^	Incorporated by reference to the Company’s Form 10-K filed on March 28, 2003 (File No. 000-25375).
^^	Incorporated by reference to the Company’s Form 8-K filed on March 5, 2004 (File No. 000-25375).
^^^	Incorporated by reference to the Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)
^^^^	Incorporated by reference to the Company’s Form 8K filed on December 27, 2005 (File No. 000-25375)
**	Incorporated by reference to the Company’s Form 8K filed on June 10, 2005 (File No. 000-25375)
***	Incorporated by reference to the Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)
<	Incorporated by reference to the Company’s Form 10Q filed on August 9, 2006 (File No. 000-25375)
<<	Incorporated by reference to the Company’s Form 10Q filed on November 8, 2006 (File No. 000-25375)
<<<	Management agreement or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vignette Corporation
(Registrant)

By:	/s/ T. Patrick Kelly
T. Patrick Kelly
Chief Financial Officer

Dated: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael A. Aviles Michael A. Aviles	President, Chief Executive Officer and Director	March 15, 2007

/s/ T. Patrick Kelly T. Patrick Kelly	Chief Financial Officer	March 15, 2007

/s/ Jan H. Lindelow Jan H. Lindelow	Chairman of the Board of Directors	March 15, 2007

/s/ Henry T. DeNero Henry T. DeNero	Director	March 15, 2007

/s/ Kathleen Earley Kathleen Earley	Director	March 15, 2007

/s/ Joseph M. Grant Joseph M. Grant	Director	March 15, 2007

/s/ Jeffrey S. Hawn Jeffrey S. Hawn	Director	March 15, 2007

/s/ Michael D. Lambert Michael D. Lambert	Director	March 15, 2007

VIGNETTE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Vignette Corporation

We have audited management’s assessment, included in Item 9A of this Annual Report on Form 10-K, that Vignette Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vignette Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Vignette Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Vignette Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vignette Corporation as of December 31, 2006 , and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas , Texas
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vignette Corporation

We have audited the accompanying consolidated balance sheet of Vignette Corporation (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vignette Corporation at December 31, 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion on Management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Vignette Corporation

We have audited the accompanying consolidated balance sheet of Vignette Corporation (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vignette Corporation at December 31, 2005 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vignette Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 (not included herein) expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 9, 2006

VIGNETTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$98,832	$124,104
Short-term investments	105,622	72,953
Accounts receivable, net of allowance of $2,600 and $1,383 as of December 31, 2006 and 2005, respectively	35,700	38,610
Prepaid expenses and other	7,163	7,828

Total current assets	247,317	243,495

Property and equipment:
Equipment	1,359	1,362
Computers and purchased software	36,645	34,090
Furniture and fixtures	2,767	2,725
Leasehold improvements	8,236	8,199

	49,007	46,376
Accumulated depreciation	(42,108)	(38,185)

	6,899	8,191

Investments-other	7,563	8,288
Long Term Investments in Marketable Securities	11,688	—
Goodwill	119,722	120,110
Technology, net of accumulated amortization and impairment charges of $61,214 and $56,198, as of December 31, 2006 and 2005, respectively	15,887	20,903
Other intangible assets, net of accumulated amortization and impairment charges of $15,586 and $11,867 as of December 31, 2006 and 2005, respectively	10,013	13,733
Other assets	2,063	2,441

Total assets	$421,152	$417,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,842	$3,910
Accrued employee liabilities	16,668	14,638
Accrued restructuring charges	2,119	2,901
Accrued exit and severance costs	481	1,119
Accrued income taxes	5,735	5,597
Accrued professional fees	3,580	5,688
Accrued sales and marketing expenses	1,741	2,078
Accrued other charges	7,139	6,213
Deferred revenue	35,717	34,306
Accrued other taxes	2,027	1,726

Total current liabilities	78,049	78,176
Accrued restructuring charges, less current portion	3,038	3,908
Deferred revenue, less current portion	2,203	4,553
Other accrued liabilities	75	415

Total liabilities	83,365	87,052

Stockholders’ equity:
Common stock – $0.01 par value; 500,000,000 shares authorized; 29,378,968 and 29,546,137 shares issued and outstanding December 31, 2006 and 2005, respectively (net of treasury shares of 1,028,517 and 212,767 as of December 31, 2006 and 2005 respectively)	294	296
Additional paid-in capital	2,747,946	2,753,557
Accumulated other comprehensive income	2,176	1,204
Accumulated deficit	(2,412,629)	(2,424,948)

Total stockholders’ equity	337,787	330,109

Total liabilities and stockholders’ equity	$421,152	$417,161

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Product license	$66,368	$70,316	$63,152
Services	131,206	120,359	114,775

Total revenue	197,574	190,675	177,927
Cost of revenue:
Product license	2,548	2,911	5,036
Amortization of acquired technology	5,017	6,267	10,115
Services	60,399	55,427	53,281

Total cost of revenue	67,964	64,605	68,432

Gross profit	129,610	126,070	109,495
Operating expenses:
Research and development	34,013	33,212	40,140
Sales and marketing	70,192	68,080	74,441
General and administrative	17,941	20,291	18,571
Purchased in-process research and development, acquisition-related and other charges	—	270	7,609
Business restructuring (benefit) charges	150	(2,899)	18,083
Amortization of intangible assets	3,720	5,003	4,919

Total operating expenses	126,016	123,957	163,763

Income (loss) from operations	3,594	2,113	(54,268)
Other income (expense):
Interest income	9,876	5,944	3,158
Interest expense	(1)	(137)	(118)
Other	(548)	(361)	(145)
Purchase Accounting Credits	682	—	—
Gain on sale of equity investments	604	15,264	—

Total other income (expense), net	10,613	20,710	2,895

Income (loss) before income taxes	14,207	22,823	(51,373)
Provision for income taxes	(1,888)	(2,429)	(1,482)

Net income (loss)	$12,319	$20,394	$(52,855)

Basic net income (loss) per share	$0.42	$0.70	$(1.86)

Diluted net income (loss) per share	$0.41	$0.68	$(1.86)

Shares used in computing basic net income (loss) per share	29,658	29,181	28,381
Shares used in computing diluted net income (loss) per share	29,878	29,807	28,381

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2003	26,005,339	$260	$2,672,873	$697	$(2,392,484)	$281,346
Issuance of common stock in purchase of business	2,715,152	27	73,273	—	—	73,300
Issuance of common stock pursuant to employee stock purchase plan	120,735	1	1,497	—	—	1,498
Stock options exercised	175,155	2	1,807	—	—	1,809

Forfeiture of restricted stock grants	(30,625)	—	139	—	—	139
Deferred stock compensation related to stock option and restricted stock grants	—	—	5	—	—	5
Repurchase of restricted stock	(3,000)	—	(189)			(189)
Amortization of deferred stock compensation	—	—	480	—	—	480
Other	—	—	—	—	(3)	(3)
Comprehensive loss:
Net loss	—	—	—	—	(52,855)	(52,855)
Unrealized Investment gains	—	—	—	1,002	—	1,002
Foreign currency translation adjustment, cumulative translation gain of $723 at December 31, 2003	—	—	—	286	—	286

Total comprehensive income						(51,567)

Balance at December 31, 2004	28,982,756	290	2,749,885	1,985	(2,445,342)	306,818
Issuance of common stock pursuant to employee stock purchase plan	88,900	1	986	—	—	987
Stock options exercised	416,437	4	1,851	—	—	1,855
Forfeiture of restricted stock grants	(2,500)	—	—	—	—	—
Deferred stock compensation related to stock option and restricted stock grants	60,544	1	1	—	—	2
Repurchase of restricted stock	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	834	—	—	834
Comprehensive loss:
Net income	—	—	—	—	20,394	20,394
Unrealized Investment gains	—	—	—	(992)	—	(992)
Foreign currency translation adjustment, cumulative translation gain of $1,009 at December 31, 2004	—	—	—	211	—	211

Total comprehensive loss						19,613

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2005	29,546,137	$296	$2,753,557	$1,204	$(2,424,948)	$330,109
Issuance of common stock pursuant to employee stock purchase plan	98,775	1	1,109	—	—	1,110
Stock options exercised	370,194	3	3,749	—	—	3,752
Forfeiture of restricted stock grants	(21,574)	—	—	—	—	—
Deferred stock compensation related to stock option and restricted stock grants	201,186	2	3,187	—	—	3,189
Purchases of treasury stock	(815,750)	(8)	(13,656)	—	—	(13,664)
Comprehensive loss:
Net income	—	—	—	—	12,319	12,319
Unrealized investment gains	—	—	—	(6)	—	(6)
Foreign currency translation adjustment, cumulative translation gain of $1,220 at December 31, 2005	—	—	—	978	—	978

Total comprehensive income						13,291

Balance at December 31, 2006	29,378,968	$294	$2,747,946	$2,176	$(2,412,629)	$337,787

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$12,319	$20,394	$(52,855)
Adjustment to reconcile net income ( loss) to cash used in operating activities:
Depreciation	4,752	5,654	9,065
Amortization	8,736	11,270	15,150
Noncash compensation expense	3,189	834	480
Bad debt expense	732	180	1,288
Purchase accounting credits	(682)	—	—
Purchased in-process research and development, acquisition-related and other (benefits) charges	—	—	5,923
Noncash restructuring charges (benefits)	150	(778)	3,200
Noncash investment impairments	—	—	206
Noncash unrealized foreign currency exchange loss	1,201	—	—
Gain on Sale of equity investments	(604)	(15,264)	—
Gain on disposal of fixed assets	(12)	(114)	—
Other noncash items	—	188	(398)
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	2,717	502	(3,409)
Prepaid expenses and other assets	1,350	1,412	1,741
Accounts payable	(1,192)	1,702	(622)
Accrued expenses	(813)	497	(5,808)
Accrued restructuring expenses	(2,809)	(12,935)	—
Deferred revenue	(1,986)	3,957	(5,665)
Other liabilities	664	(769)	213

Net cash provided by (used in) operating activities	27,712	16,730	(31,491)

Investing activities:
Purchase of property and equipment	(3,549)	(4,253)	(4,983)
Purchase of businesses, net of cash acquired	—	—	(43,751)
Maturity of restricted investments	894	2,858	457
Purchase of marketable securities and short-term investments	(150,168)	(50,028)	—
Maturity of marketable securities and short-term investments	117,494	77,657	99,291
Purchase of securities and long-term investments	(11,688)	—	—
Purchase of equity securities	—	(45)	(276)
Proceeds from sale of equity securities	604	15,517	824
Other	27	253	(45)

Net cash (used in) provided by investing activities	(46,386)	41,959	51,517
Financing activities:
Payments on long-term debt and capital lease obligations	—	—	(72)
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	4,862	2,843	3,307
Purchase of Company common stock	(12,582)	—	—

Net cash (used in) provided by financing activities	(7,720)	2,843	3,235
Effect of exchange rate changes on cash and cash equivalents	1,122	(1,209)	881

Net increase (decrease) in cash and cash equivalents	(25,272)	60,323	24,142
Cash and cash equivalents at beginning of year	124,104	63,781	39,639

Cash and cash equivalents at end of year	$98,832	$124,104	$63,781

Supplemental disclosure of cash flow information:
Interest paid	$1	$137	$118

Income taxes paid	$730	$905	$1,609

Noncash activities:
Common stock issued and stock options exchanged to acquire businesses	$—	$—	$73,300

Liability incurred to purchase common stock	$1,082	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 1 — Business

Vignette Corporation, along with its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”), provides Web content management, collaboration, portal and interaction management technologies. Our Web content management, collaboration, portal and interaction management technologies give organizations the capability to provide a personalized and highly interactive Web experience that matches the expectations created by high-profile Web properties. In addition to creating high-value interactions through their Web presence, Vignette customers are also able to integrate systems and information from inside and outside the organization; manage the lifecycle of enterprise information; and collaborate by supporting ad-hoc and process-based information sharing. Together, our products and expertise help companies harness the power of their information and the Web to deliver high-value interactions, build communities online, and meet users’ demands for any content, at any time, anywhere, on the device of the user’s choosing.

The Company was incorporated in Delaware on December 19, 1995. Vignette currently markets its products and services throughout the Americas, Europe, Asia and Australia. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 — Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accruals for facility lease commitments vacated as a result of both its business restructuring and business acquisitions. During the year ended December 31, 2006, the Company continued to execute on its existing business restructuring plan. It is reasonably possible that sublease assumptions could change further in the near term, requiring adjustments to future income and goodwill.

The Company periodically reviews the valuation and amortization of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or useful life. During the years ended December 31, 2006 and December 31, 2005, no changes to the established estimated lives for identifiable intangible assets were made and no impairment charges were deemed necessary.

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

Revenue allocated to product license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred and collection of a fixed or determinable fee is probable. We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable, and such amounts are recognized as revenue as they become due. If collectibility is not considered probable, revenue is recognized when the fee is collected. For software arrangements where the Company is obligated to perform professional services for implementation of the product, the Company evaluates whether delivery has occurred upon shipment of software or upon completion of services and if the customer payment is probable. This evaluation is made based on various factors such as the nature of the services work, order type (e.g. initial vs. follow-on) and customer’s payment history. In the instances where delivery is deemed not to have occurred upon shipment based on the aforementioned factors, license revenue is taken when the Company has no significant remaining obligations with regard to the implementation.

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

Auction rate securities are highly liquid, variable rate securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through dutch auctions that are typically held every 7, 28, or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Substantially all of the auction rate securities held have contractual maturities in excess of ten years from December 31, 2006.

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

Short-term investments consist of the following (in thousands):

	December 31, 2006			December 31, 2005
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$34,193	$17	$34,210	$9,369	$(16)	$9,353
Corporate notes	29,441	9	29,450	1,043	—	1,043
Auction rate	41,962	—	41,962	62,557	—	62,557

	$105,596	$26	$105,622	$72,969	$(16)	$72,953

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

	December 31,
	2006	2005
Restricted investments (cost approximates fair value)	$6,235	$6,960
Long-term marketable securities	11,688	—
Equity investments:
Limited partnership interest	1,328	1,328

	$19,251	$8,288

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-term marketable securities consist of the following:

	December 31, 2006
	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$2,017	$(5)	$2,012
Corporate notes	9,676	—	9,676

	$11,693	$(5)	$11,688

All long-term marketable securities mature in 2008.

Fair values are based on quoted market prices where available. If quoted market prices are not available, management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments.

The Company held restricted investments in the form of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist. The average yield of these investments is approximately 4.03%.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions that reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized no impairment charges in fiscal 2006 and 2005. The Company recognized impairment charges $0.2 million for the year ended December 31, 2004. Such impairments are recorded in “Other income (expense)” on the Consolidated Statements of Operations.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Balance at Beginning of Period	Charged to Expense, net of Recoveries	Adjustments from Business Combinations	Deduction of Uncollectible Accounts	Balance at End of Period
Year ended December 31, 2006	$1,383	1,459	—	(242)	$2,600
Year ended December 31, 2005	$4,454	180	107	(3,358)	$1,383
Year ended December 31, 2004	$3,344	1,288	149	(327)	$4,454

No customers accounted for more than 10% of the Company’s total revenue during the years ended December 31, 2006, 2005 or 2004.

Financial instruments

The reported amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivables, accounts payable and accrued liabilities approximate fair value based on the short term nature of these items. The Company uses derivative financial instruments to reduce its risk to foreign currency fluctuations. At December 31, 2006, the notional value of the foreign currency contracts was $5.5 million and based on the applicable exchange rates, the fair value of derivative financial instruments was a liability of $38,000. For the year ended December 31, 2006 there was a realized gain on foreign currency contracts of $12,000 and is included in other income in the Consolidated Statement of Operations. At December 31, 2005, the notional value of the foreign currency contracts was $10.9 million and based on the applicable exchange rates, the fair value of derivative financial instruments was a liability of $0.1 million. For the year ended December 31, 2005 there was a realized gain on foreign currency contracts of $13,000 and is included in other income in the Consolidated Statement of Operations. At December 31, 2004, the notional value of the foreign currency contracts was $16.6 million and based on the applicable exchange rates, the fair value of derivative financial instruments was a liability of $0.6 million. For the year ended December 31, 2004 there was a realized gain on foreign currency contracts of $68,000 and is included in other income in the Consolidated Statement of Operations. Foreign currency contracts are classified on the balance sheet in “Prepaid expenses and other” or in “Other current liabilities.”

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

Goodwill and other intangible assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. The Company periodically assesses its intangible assets, including goodwill, for indications of impairment. Based on this assessment no such impairment charges were recorded in 2006, 2005, or 2004.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Research and development

Research and development expenses consist primarily of personnel costs and the Company’s offshore suppliers to support product development and are expensed as incurred.

The Company capitalizes costs related to certain software development activities in accordance with Statement of Financial Accounting Standards 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“Statement 86”). Capitalization commences when technological feasibility has been established and ceases when the product is available for general release to customers. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. To date, the time between achieving technological feasibility and the general availability of software has been short and internal costs qualifying for capitalization have been insignificant. During fiscal years 2006, 2005, and 2004 no such costs were capitalized. In years prior to 2004 such capitalized costs relate to software developed by third-parties that were not acquired in a business combination. They are amortized using the straight-line method over the estimated useful life, generally 18 months. The Company recognized no amortization expense for fiscal years 2006 and 2005. Amortization expense was $0.1 million for fiscal 2004 and is included in “Cost of revenue – product license” in the accompanying Consolidated Statements of Operations.

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

Foreign currency

The functional currency of the Company’s foreign subsidiaries is the respective local currency. Assets and liabilities of these foreign subsidiaries are translated to U.S. Dollars at year-end exchange rates. Income statement items are translated to U.S. dollars at average exchange rates prevailing during the period. Accumulated net translation adjustments are recorded in “Accumulated other comprehensive income,” a separate component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in “Other income (expense)” in the accompanying Consolidated Statements of Operations. Gains and losses from foreign currency denominated transactions amounted to a $0.6 million loss, a $0.6 million loss, and a $0.1 million loss for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-based compensation

At December 31, 2006, the Company has five stock based compensation plans which are described more fully in Note 5. Effective January 1, 2006 the Company adopted Statement 123R, which prescribes accounting and reporting standards for all share-based compensation plans, including employee stock options, restricted stock awards, and employee stock purchase plans. In accordance with Statement 123R the fair value method has been applied using the modified prospective method, under which compensation cost has been recognized beginning January 1, 2006 (a) based on the requirements of Statement 123R for all share-based payments granted or modified after that date and (b) based on the previous requirements of Financial Accounting Standards No. 123, Stock-Based Compensation (“SFAS 123”) for all awards granted to employees prior to that date that remain unvested on January 1, 2006.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior to January 1, 2006, the Company accounted for employee stock based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as permitted by SFAS 123 and Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure . Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period. Accordingly, the Company was not required to recognize compensation cost for stock options issued to the Company’s employees or shares issued under the employee stock purchase plan when the exercise price was equal to the market price on the date of grant. Prior to the adoption of Statement 123R, we recognized compensation cost only for restricted stock and for stock options issued with exercise prices set below market prices on the date of grant. During the years ended December 31, 2005 and 2004 we recognized compensation expense of $0.8 million and $0.5 million, respectively, for restricted stock which was charged to our consolidated statement of operations. There was no compensation cost recognized for stock options or the employee stock purchase plans. The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company accounted for all employee stock based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	Year ended December 31,
	2005	2004
Net income (loss):
Reported net income (loss)	$20,394	$(52,855)
Add: Total stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	834	480
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,707)	(16,951)

Pro forma net income (loss)	$13,521	$(69,326)

Basic net income (loss) per share :
Reported net income (loss) per share	$0.70	$(1.86)

Pro-forma net income (loss) per share	$0.46	$(2.44)

Diluted net income (loss) per share :
Reported net income (loss) per share	$0.68	$(1.86)

Pro-forma net income (loss) per share	$0.45	$(2.44)

The Company recognized $3.2 million in the year ended December 31, 2006, for stock based compensation. This expense includes $1.7 million for stock options, $1.1 million for restricted stock awards, and $0.4 million for the employee stock purchase plans. The costs for stock based compensation for the years ended December 31, 2005 and 2004, respectively are related to restricted stock awards. The tables below present the costs recorded related to stock based compensation and the effect of stock based compensation on earnings per share for the years ended December 31, 2006 and 2005, and 2004, respectively:

	For The Year Ended December 31,
	2006	2005	2004
Cost of revenue – services	$420	$—	$—
Research and development	278	12	(71)
Sales and marketing	706	124	(48)
General and administrative	1,790	698	599

Total stock based compensation	$3,194	$834	$480

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	For The Year Ended December 31,
	2006	2005	2004
Effect of stock based compensation on earnings per share:
Basic	$0.11	$0.03	$0.02
Diluted	$0.11	$0.03	$0.02

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

	December 31,
	2006	2005
Foreign currency translation	$2,197	$1,220
Unrealized (gain) loss on available-for-sale investments:
Short-term investments	(26)	(16)
Long-term investments	5	—

	$2,176	$1,204

Product warranties

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically such costs have not been material.

Advertising costs

Advertising costs are expensed as incurred. The company did not recognize any material advertising expenses for the years ended December 31, 2006, 2005 and 2004, respectively.

Taxes Collected from Customers

In the course of doing business the Company collects various taxes from customers including but not limited to sales and use taxes and value added taxes. It is the Company’s policy to record these on net basis in the statement of operations and, therefore, does not include the taxes collected as a component of revenue.

Income taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. The Company includes stock options, the employee stock purchase plan (“ESPP”), and restricted shares in the calculation of diluted earnings per share. The Company had outstanding common stock options of 3,587,412 at December 31, 2004. Such outstanding common stock options have been excluded from the calculation of diluted net loss per share for fiscal year 2004, as the effect of their exercise would be antidilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Net income (loss)	$12,319	$20,394	$(52,855)

Basic:
Weighted-average common shares outstanding	29,854	29,285	28,428
Weighted-average common shares subject to repurchase or forfeiture	(196)	(104)	(47)

Weighted-average common shares used in computing basic net income (loss) per share	29,658	29,181	28,381

Diluted:

Stock Options, ESPP, and restricted shares	220	626	—

Weighted-average common shares used in computing diluted net income (loss) per share	29,878	29,807	28,381

Basic net income (loss) per share	$0.42	$0.70	$(1.86)

Diluted net income (loss) per share	$0.41	$0.68	$(1.86)

Segments

The Company applies Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and considers its business activities to constitute a single segment.

Employee 401(k) plan

In 1997, the Company established a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986 (“The Plan”). Participants are allowed to make voluntary contributions to the Plan up to 25% of compensation. The Company can make discretionary contributions to the Plan of amounts determined and authorized by the Company’s Board of Directors up to the maximum amounts permitted by the Internal Revenue Service (“IRS”). Participants direct the investment allocation of all contributions. Contributions are subject to limitations imposed by the Internal Revenue Code (the “Code”). The Company elected to match the first one thousand dollars of each participant’s contributions for a total company contribution of $286,000 and $347,000 for the years ended December 31, 2006 and 2005, respectively. The Company made no contributions in the year ended December 31, 2004.

Through its prior business combinations, the Company assumed the 401(k) Plans of Tower Technology, Epicentric, and Intraspect (the “Assumed Plans”). The Assumed Plans are voluntary defined contribution retirement plans qualifying under Section 401(k) of the Internal Revenue Code of 1986. Under the terms of the Assumed Plans, the Company may match employee contributions; however, the company elected to not make any contributions to the plans. The Company elected to merge the Tower Technology 401(K) Plan into the Vignette Corporation 401(K) Plan, effective July 1, 2004. Employees of Tower Technology became participants in the Plan as of July 1, 2004. Assets in the amount of $ 0.9 million were converted to the Vignette Corporation 401(k) Plan. In 2005, after deducting all charges and expenses of the Intraspect plan, the balances of all individual accounts were adjusted and the remaining assets distributed

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentation. This includes certain amounts that have been reclassified as required by Statement of Financial Accounting Standards No. 123R, Share Based Payment (Statement 123R). The Company reclassified the amortization of deferred stock compensation previously reported on a separate line in the Condensed Consolidated Statement of operations for the years ended December 31, 2005 and 2004, respectively. That expense is now included in the appropriate functional expense category and is presented in tabular form in this footnote. The Company also reclassified the unamortized cost of $380,000 related to restricted stock awards to additional paid-in capital that was previously reported as deferred compensation in the equity section of the Company’s Consolidated Balance Sheets as of December 31, 2005. The reclassifications of the amortization of deferred stock compensation and deferred compensation had no impact on the Company’s financial position, results of operations, or cash flows.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB 108 is effective beginning October 1, 2006 and the Company’s financial statements for the year ending December 31, 2006. The Company made no adjustments to its financial statements upon adoption of SAB 108 and will continue to evaluate its accounting based on the requirements of SAB 108.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations, however, we do not believe that it will have a material effect upon adoption. The Company will adopt FIN 48 January 1, 2007.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard permits but does not require entities to measure many financial instruments and certain other items at fair value. Once and entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations. The election is irrevocable once made. The statement is effective for the first fiscal year after November 15, 2007. The Company is currently evaluating the accounting permitted by the standard and has not determined if the fair value option will be elected for eligible financial instruments or other items.

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

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands) related to the Tower technology PTY Ltd acquisition:

	Exit Costs	Severance and Relocation	Total
Initial accrual at March 1, 2004	$3,146	$1,426	$4,572
Cash activity	(864)	(1,400)	(2,264)
Adjustment to accrual	(866)	(26)	(892)

Balance at December 31, 2004	1,416	—	1,416
Cash activity	(689)	—	(689)
Adjustment to accrual	190	—	190

Balance at December 31, 2005	917	—	917
Cash activity	(495)	—	(495)
Adjustment to accrual	(33)	—	(33)
Non-cash activity	92	—	92

Balance at December 31, 2006	481	—	481
Less: current portion			481

Long-term exit costs and severance and relocation			$—

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

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands:

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Exit Costs	Severance and relocation	Total
Initial accrual at December 10, 2003	$2,250	$543	$2,793
Adjustment to accrual	—	(30)	(30)

Cash activity	(67)	(507)	(574)

Balance at December 31, 2003	2,183	6	2,189
Adjustment to accrual	21	148	169
Cash activity	(834)	(154)	(988)

Balance at December 31, 2004	1,370	—	1,370
Adjustment to accrual	(38)	—	(38)
Cash activity	(801)	—	(801)

Balance at December 31, 2005	$531	$—	$531
Adjustment to accrual	—	—	—
Cash activity	(531)	—	(531)

Balance at December 31, 2006	$—	$—	$—

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

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands):

	Exit Costs	Severance and Relocation	Total
Initial accrual at December 3, 2002	$9,794	$1,895	$11,689

Cash activity	—	—	—

Balance at December 31, 2002	9,794	1,895	11,689
Adjustment to accrual	190	—	190
Cash activity	(3,692)	(1,823)	(5,515)

Balance at December 31, 2003	6,292	72	6,364
Adjustment to accrual	(454)	(72)	(526)
Cash activity	(2,360)	—	(2,360)

Balance at December 31, 2004	3,478	—	3,478
Adjustment to accrual	(833)	—	(833)
Cash activity	(2,559)	—	(2,559)

Balance at December 31, 2005	86	—	86
Adjustment to accrual	(19)		(19)
Cash activity	(67)	—	(67)

Balance as of December 31, 2006	$—	$—	$—

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes costs related to our business combinations (in thousands):

	Year Ended December 31,
	2006	2005	2004
Purchased in-process research and development	$—	$—	$4,800
Cross-training, product integration and other	—	270	1,345
Severance and other employee-related costs	—	—	807
Contingent compensation	—	—	657

	$—	$270	$7,609

Purchase Accounting Credits

The Company recognized approximately $0.7 million of credits as other income in the statement of operations for the year ended December 31, 2006 as a result of the release of designated liabilities recorded as part of its most recent business acquisitions that were no longer required.

NOTE 4 — Intangible Assets

Goodwill

The changes in the carrying amount of goodwill, net of accumulated amortization and impairment charges, are as follows (in thousands):

Goodwill
Balance at December 31, 2005	$120,110
Purchase price adjustments	(388)

Balance at December 31, 2006	$119,722

The goodwill balance at December 31, 2006 and 2005 pertains to the Tower Technology business combination completed in March 2004, the Intraspect business combination completed in December 2003, and the Epicentric business combination completed in December 2002.

The purchase price adjustment in 2006 is an adjustment associated with our deferred income taxes recorded in conjunction with the Tower Technology acquisition.

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

Using data as of October 1, 2006 and 2005, the Company passed the first step. The Company also reviewed other factors to determine the likelihood of impairment. Based on these findings, the remaining net goodwill balance of $119.7 million is not considered impaired at December 31, 2006.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2006			2005
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Business combinations:
Technology	$77,101	$(61,214)	$15,887	$77,101	$(56,198)	$20,903
Non-compete contracts	2,200	(1,792)	408	2,200	(1,442)	758
Customer relationships	23,400	(13,795)	9,605	23,400	(10,425)	12,975

Non-compete contracts and customer relationships	25,600	(15,587)	10,013	25,600	(11,567)	13,733

Balance at December 31, 2006 and 2005	$102,701	$(76,801)	$25,900	$102,701	$(68,065)	$34,636

The net carrying amount of intangible assets acquired in business combinations relates to the Epicentric, Intraspect, and Tower Technology purchases.

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The weighted average useful life for technology is 72 months. The weighted average useful life for non-compete contracts is 48 months. The weighted average useful life of customer relationships is 70 months. The weighted average useful life for intangible assets in total with definite lives is 71 months. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the years ended December 31, 2006, 2005, and 2004 was $8.7 million, $11.2 million, and $15.0 million, respectively. Of these amounts, $3.7 million, $5.0 million, and $4.9 million, was recorded as “Amortization of intangible assets” in operating expenses, respectively, and the remaining $5.0 million, $6.3 million, and $10.1 million, respectively, was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) over the remaining amortization period is as follows:

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

Preferred stock

The number of shares authorized to be designated as preferred stock was 10,000,000 at December 31, 2006. In June 2005 the Company amended its Amended and Restated Certificate of Incorporation to change the number of shares authorized to be designated as preferred stock from 30,000,000 shares to 10,000,000 shares. There were no shares outstanding at December 31, 2006 or 2005.

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

Common stock

The Company authorized the issuance of 500,000,000 shares of $0.01 par value common stock. A portion of the shares issued are restricted and are subject to forfeiture, until the respective vesting requirement is achieved, which is generally one to three years from grant or issuance. As of December 31, 2006, 195,936 shares were subject to forfeiture.

As of December 31, 2006, the Company reserved shares of its common stock for the following purposes:

Employee stock purchase plan	1,080,744
Stock options available for grant	4,560,234
Exercise of outstanding stock options	2,262,272

7,903,250

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

Under the 1995 Plan, certain employees, members of the Board and independent advisors were granted options to purchase shares of the Company’s common stock and were issued shares of the Company’s common stock. Options are immediately exercisable. Upon certain events, the Company has

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

repurchase rights for unvested shares equal to the original exercise price. At December 31, 2006, no shares were subject to repurchase. The Company also has the right of first refusal for any proposed disposition of shares issued under the 1995 Plan. The stock options and the related exercised stock will generally vest over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. Stock issuance may be for purchase or as a bonus for services rendered to the Company. Options outstanding at the time of the Company’s initial public offering were assumed under the Company’s 1999 Plan. Options may not be granted from the 1995 Plan subsequent to the Company’s initial public offering, therefore, no shares were available for future grant under the 1995 Plan at December 31, 2006. Options that expire under the 1995 Plan will be available for future grants under the 1999 Plan.

Under the 1999 Plan, employees, non-employee members of the Board and consultants may be granted options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options are exercisable in accordance with each stock option agreement. The term of each option is no more than ten years from the date of grant. The compensation committee of the board of directors determines the vesting for each grant. All outstanding options as of December 31, 2006 vest over a period of three to four years. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Plan automatically increased by the lesser of (i) 5% of the total number of shares of the common stock then outstanding or (ii) 1,180,482 shares. At December 31, 2006, there were 7,239,387 shares authorized for issuance, including shares assumed from the 1995 Plan, of which 2,467,896 were available for future grant.

Under the 1999 Supplemental Plan, only employees and consultants who are common-law employees of the corporation are eligible for the grant of options. Employees who are officers of the corporation are not eligible for the grant of options under this Plan. The compensation committee of the board of directors determines the vesting for each grant. All outstanding options as of December 31, 2006 vest over a period of three to four years. At December 31, 2006, there were 3,300,000 shares authorized for issuance of which 2,000,838 were available for future grant.

Under the Directors’ Plan, non-employee members of the Board may be granted non-qualified options to purchase shares of common stock. Vesting for options granted prior to April 2004 occurs over a four-year cumulative period. Vesting of options granted after April 2004 occurs over a one-year period. The term of each option is no more than ten years from the date of grant. At December 31, 2006, there were 150,000 shares authorized for issuance of which 91,500 were available for future grant.

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

The following table summarizes stock option activity and related information through December 31, 2006. The activity presented below is on a post split basis after giving effect for the one-for-ten reverse stock split and is as follows:

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2006		2005		2004
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of period	3,146,523	$25.96	3,587,412	$31.24	4,081,384	$45.42
Granted	547,836	15.10	736,953	13.15	1,235,327	17.74
Exercised	(370,194)	10.14	(416,437)	4.45	(175,155)	10.33
Canceled	(1,061,893)	32.02	(761,405)	50.18	(1,554,144)	60.11

Outstanding at end of period	2,262,272	23.08	3,146,523	25.96	3,587,412	31.24

Options exercisable at period end	1,420,316	28.18	2,213,835	31.54	1,985,033	41.50

Options available for grant	4,560,234		4,820,773		4,567,251

Year Ended December 31 2006 Aggregate Intrinsic Value (in 000s)
Options outstanding at end of year	$5,486
Options exercisable at end of year	$3,286

As of December 31, 2006 the unamortized cost for outstanding stock options is approximately $ 2.7 million. The estimated unamortized cost is net of estimated forfeitures used in computing compensation expense. The Company will adjust the estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures will be recognized with a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company expects to recognize that expense over a weighted average period of approximately 1.7 years. The aggregate intrinsic value of stock options exercised for the year ended December 31, 2006 was $1.8 million.

The following table summarizes options outstanding and exercisable as of December 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01—$ 7.50	—	—	—	—	—
$ 7.51—$ 15.00	896,634	5.0	$11.67	538,336	$11.09
$ 15.01—$ 30.00	996,700	5.9	21.30	513,042	21.51
$ 30.01—$ 50.00	172,196	2.7	38.81	172,196	38.81
$ 50.01—$ 75.00	102,537	2.4	55.82	102,537	55.82
$ 75.01—$150.00	85,354	1.5	86.2	85,354	86.2
$ 150.01—250.00	1,829	1.7	188.64	1,829	188.64
$250.01—$700.00	7,022	1.0	413.5	7,022	413.5

	2,262,272	5.0	$23.08	1,420,316	$28.18

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Under the ESPP, as amended, the Company has reserved 2,157,286 shares of common stock for issuance to participating employees. The plan is considered compensatory by the Company. Under the terms of the ESPP, there are two, six-month offerings per year. Employees may direct the Company to withhold up to 15% of their salary to purchase the Company’s common stock. An employee may purchase a maximum of 200 shares per six-month offering period. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the number of shares under the ESPP automatically increased by the lesser of (i) 2% of the total number of shares of common stock then outstanding or (ii) 450,000 shares. As of December 31, 2006, 1,076,541 shares were issued under the ESPP. This plan has 1,080,744 shares available for future issuance.

Fair value disclosures for stock options

Actual compensation cost for the year ended December 31, 2006 has been recognized using the fair value method as required by Statement 123R and has been included in the determination of net income and net income per share. Pro forma information for the years ended December 31, 2005 and 2004, respectively, regarding net income and net income per share as required by SFAS 123, has been determined as if the Company had accounted for its employee stock plans under the fair value method of SFAS 123.

In anticipation of the adoption of Statement 123R, and previously for SFAS 123, the Company evaluated the assumptions to be used in the Black-Scholes option pricing model. The Company bases expected volatility on historical volatility. The expected term is calculated based on an analysis of historical exercises of stock options. The Company bases the estimate of the risk-free rate on the U.S. Treasury rates in effect at the time of the grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends and has assumed a 0% dividend yield. Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions, for stock options and the ESPP granted in the years ended December 31, 2006, 2005 and 2004, respectively:

	Employee Stock Options			Employee Stock Purchase Plan
	2006	2005	2004	2006
Risk-free interest rate	4.8%	3.8%	2.7%	4.84%
Weighted-average expected life of the options (years)	3.0	2.0	2.4	0.7
Dividend rate	0.0%	0.0%	0.0%	0.0%
Assumed volatility	55%	63%	109%	36%
Weighted-average grant date fair value of options granted	$6.26	$4.81	$10.93	$3.98

	December 31,
	2005	2004
Pro forma stock-based compensation expense	$7,707	$16,951
Pro forma net income (loss)	$13,521	$(69,326)
Pro forma basic net income (loss) per share	$0.46	$(2.44)
Pro forma diluted income (loss) per share	$0.45	$(2.44)

Fair Value disclosure for restricted stock awards

All outstanding restricted stock awards (RSAs) were issued with a zero exercise price. Therefore, the fair value of RSAs is generally equal to their intrinsic value at date of grant . The total intrinsic value at date of grant for the RSAs outstanding at December 31, 2006 is approximately $3.0 million with an unamortized cost of approximately $2.0 million as of December 31, 2006.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Aggregate Intrinsic Value (in 000s)
Outstanding and unvested at December 31, 2005	103,644	$16.96	2.1	$1,758
Granted	201,186	$15.25	1.9	3,068
Vested	(87,644)	$17.59	—	(1,541)
Forfeited	(21,250)	$14.56	—	(309)

Outstanding and unvested at December 31, 2006	195,936	$15.19	1.9	$2,976

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

Share repurchase program

On November 12, 2006, the Board of Directors of the Company approved a stock repurchase program of up to $75 million of the Company’s common stock over the next 12 months. Purchases will be made from time to time as market and business conditions warrant, in the open market, negotiated or block transactions, in accordance with applicable laws, rules and regulations. As of December 31, 2006 the Company has repurchased 815,750 shares under the program at an average market price of $16.75 per share. The Company paid cash of approximately $12.6 million and incurred a liability of approximately $1.1 million for these repurchases. The Company uses the cost method to account for treasury stock. The Company did not repurchase stock in 2005 or 2004.

NOTE 6 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002, 2003 and 2004. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change. Components of business restructuring charges and the remaining restructuring accruals as of December 31, 2006 are as follows (in thousands):

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,676)	—	(123)	(1,799)
Cash activity	(6,358)	—	(709)	(7,067)

Balance at December 31, 2005	6,679	—	130	6,809
Adjustment to accrual	235	—		235
Cash activity	(1,757)	—	(145)	(1,902)
Non-cash activity	—	—	15	15

Balance at December 31, 2006	$5,157	$—	$—	$5,157
Less: current portion				(2,119)

Accrued restructuring costs, less current portion				$3,038

Remaining cash expenditures resulting from the restructuring are estimated to be $5.2 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

income were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. The accrual adjustments recorded in the first nine months of 2006 relate to such differences, namely the buyout fees and sublease income of certain vacated properties were less favorable than we had anticipated. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; San Francisco, California; New York City, New York; and Waltham and Boston, Massachusetts. The maximum lease commitment of such vacated properties extends through December 2011.

Asset impairments

Asset impairments relate to the impairment of certain fixed assets. These fixed assets were impaired as a result of the Company’s decision to vacate certain office space and align its infrastructure with current and projected headcount. There were no impairment charges in fiscal 2006 and 2005. There was an impairment charge of $2.3 million in fiscal 2004.

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

NOTE 7 —Commitments and Contingencies

The Company leases its office facilities, vehicles and office equipment under various operating lease agreements having expiration dates through 2011. The Company has operating leases for facilities with escalating rents. Pursuant to SFAS 13 – Accounting for Leases, the Company recognizes rent expense on a straight line basis over the lease term. Rent expense, excluding vacated properties, for the years ended December 31, 2006, 2005, and 2004 was $5.0 million, $4.8 million, and $6.2 million respectively. At December 31, 2006, estimated future rents receivable from signed sublease agreements are $8.6 million through 2011. Future minimum payments due and receivable as of December 31, 2006 under these leases and subleases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2007	$6,908	$2,172
2008	4,922	2,033
2009	3,928	1,862
2010	2,972	1,411
2011	2,254	1,157

Total minimum lease payments	$20,984

Total minimum sublease rentals		$8,635

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In certain instances we indemnify our customers against these claims. Although we have never had to make payment on a claim, claims against us, either successful or unsuccessful could result in significant legal and other costs and may be a distraction to management. While we have primarily focused on intellectual property protection within the United States of America (“United States”), we have expanded that scope to selected international markets. Protection of intellectual property outside of the United States will sometimes require additional filings with local patent, trademark, or copyright offices, as well as implementation of contractual or license terms different from those used in the United States. Protection of intellectual property in many foreign countries is weaker and less reliable than in the United States. As our business expands into foreign countries, costs and risks associated with protecting our intellectual property abroad will increase. See “Risk Factors- Our Business May Become Increasingly Susceptible to Numerous Risks Associated with International Operations , and Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property from Infringement or a Claim of Infringement .”

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied a motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the Company’s case.

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the individual defendants, the plaintiff class and the vast majority of the other issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, Judge Scheindlin held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

Pursuant to the settlement and related agreements, if the settlement receives final approval by the Court, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the Plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JPMorgan settlement, if approved, will only offset the insurers’ obligation to cover the remainder of Plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JP Morgan settlement, or $212.5 million. Therefore, if the JP Morgan settlement is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. However, future settlements with other underwriters would further reduce that liability. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan Chase preliminary agreement.

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

NOTE 9 — Income Taxes

As of December 31, 2006, we had domestic federal net operating loss, research and development credit, and capital loss carry forwards of approximately $760.0 million, $16.4 million, and $40.9 million, respectively. These domestic net operating loss, research and development credit, and capital loss carry forwards will expire at various dates, between 2007 and 2027, if not utilized. The Company also had foreign net operating loss carry forwards of approximately $9.9 million that are not subject to expiration. Internal Revenue Code Section 382 and similar foreign statutes impose substantial restrictions on the utilization of net operating losses, tax credits, and capital loss carry forwards in the event of an “ownership change” of a corporation. Domestic net operating loss carry forwards of approximately $154.3 million, foreign net operating loss carry forwards of $6.7 million, and tax credit carry forwards of $4.5 million at December 31, 2006 were incurred by businesses we acquired and will be subject to annual limitation. These restrictions may severely limit the benefit of these acquired tax attributes in future periods. The remaining tax attributes that may be subject to such annual limitations include domestic net operating loss carry forwards of $605.7 million, foreign net operating loss carry forwards of $3.2 million, capital loss carry forwards of $40.9 million and research and development credit carry forwards of $11.9 million. Based upon a review of historical stock ownership, we do not believe that any resulting annual limitation will severely limit our ability to utilize these tax attributes prior to their expiration. In the event that an ownership change occurs in the future, application of the change in ownership statutes might result in substantial limitation on the utilization of these tax attributes from that point forward.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax liabilities:
Intangible assets	$—	$(124)
Other	(735)	(1,235)

	(735)	(1,359)

Deferred tax assets:
Depreciable assets	1,804	1,675
Foreign intangible assets	6,119	4,008
Capitalized development costs	26,107	30,576
Tax carry forwards	310,207	312,623
Accrued liabilities and other	6,582	8,051

	350,819	356,933

Net deferred tax assets	350,084	355,574
Valuation allowance for net deferred tax assets	(350,084)	(355,574)

Net deferred taxes	$—	$—

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have provided a full valuation allowance against our net deferred tax asset, including all net operating loss, research and development credit, and capital loss carry forwards based on the determination that it is more likely than not that the benefit related to such assets will not be realized. Our accounting for deferred taxes under SFAS 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was appropriate, we have considered such factors as our history of incurring operating losses and our ability to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years.

As of December 31, 2006, approximately $26.3 million of the valuation allowance is related to acquired deferred tax assets of Epicentric, Intraspect, and Tower Technology. If the benefit of these acquired deferred tax assets are realized in the future, the initial recognition will be recorded first as a reduction to the relevant entity’s goodwill, then as a reduction to the relevant entity’s other non-current intangible assets, and lastly, as a reduction of current income tax expense. In the year ended December 31, 2006, we recognized approximately $0.3 million of acquired deferred tax assets as a reduction to goodwill.

Approximately $151.0 million of the valuation allowance relates to net operating loss carry forwards generated by the deduction of stock option compensation. The initial recognition of these deferred tax assets will be credited directly to contributed capital.

Undistributed earnings of the Company’s foreign subsidiaries were immaterial as of December 31, 2006 and 2005. Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

The Company’s provision for income taxes for 2006, 2005 and 2004 consists primarily of foreign income taxes and withholdings on income generated in foreign countries. The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year ended December 31,
	2006	2005	2004
Federal statutory rate	34.0%	34.0%	(34.0)%
State taxes, net of federal benefit	2.1	2.4	(1.5)
In-process research and development	—	—	3.2
Foreign taxes at different rates	(.1)	6.5	(1.9)
Change in valuation allowance	(23.8)	(34.2)	36.9
Non-deductible expenses & other	1.1	1.9	0.2

	13.3%	10.6%	2.9%

The Company’s tax accounts include an accrual for income taxes for amounts intended to satisfy income tax assessments that may result from the examination of the Company’s corporate tax returns. The

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

amounts ultimately paid upon resolution of these examinations could be materially different from the amounts included in the provision for income taxes and result in additional tax benefit, or expense, depending on the ultimate outcome.

NOTE 10 — Segments of Business and Geographic Area Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s operations by geographic area follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Revenue:
Americas:
United States	$122,753	$116,057	$109,736
Other	5,329	3,234	2,446

Total Americas	128,082	119,291	112,182
Europe	56,321	58,079	53,681
Asia Pacific	13,171	13,305	12,064

Total	$197,574	$190,675	$177,927

	At December 31,
	2006	2005
Identifiable assets:
Americas:
United States	$281,262	$269,401
Other	7,799	6,055

Total Americas	289,061	275,456
Europe	26,443	28,064
Asia Pacific	105,648	113,641

Total	$421,152	$417,161

The income from domestic US operations before income taxes was approximately $12.1 million and $37.9 million for the years ended December 31, 2006 and 2005, respectively. The loss from domestic US operations before income taxes was approximately $44.0 million for the year ended December 31, 2004.

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

	Three Months Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
	(in thousands, except share data and percentages)
Revenue:

Product license	$19,215	$16,351	$15,336	$15,466	$20,054	$16,822	$17,150	$16,290
Services	33,363	32,951	33,462	31,430	30,810	30,354	29,839	29,356

Total revenue	52,578	49,302	48,798	46,896	50,864	47,176	46,989	45,646

Cost of revenue:

Product license	717	495	573	763	528	706	885	792
Amortization of acquired technology	1,254	1,254	1,254	1,254	1,254	1,240	1,769	2,004
Services	15,554	15,131	15,292	14,423	14,499	14,396	13,540	12,992

Total cost of revenue	17,525	16,880	17,119	16,440	16,281	16,342	16,194	15,788

Gross profit	35,053	32,422	31,679	30,456	34,583	30,834	30,795	29,858

Operating expenses:

Research and development	8,355	8,509	8,757	8,392	8,051	7,954	8,554	8,654

Sales and marketing	16,974	17,655	18,099	17,464	18,363	17,219	16,550	15,948

General and administrative	4,231	4,569	4,642	4,498	5,318	4,849	5,027	5,096
Purchased in-process research and development, acquisition-related and other charges	—	—	—	—	—	—	—	270

Business restructuring charges	(84)	(32)	292	(25)	(10)	(778)	43	(2,154)

Amortization of intangible assets	907	938	938	938	1,166	1,279	1,279	1,279

Total operating expenses	30,383	31,639	32,728	31,267	32,888	30,523	31,453	29,093

Income (loss) from operations	4,670	783	(1,049)	(811)	1,695	311	(658)	765

Other income (expense), net	2,793	2,769	2,368	2,683	1,800	1,551	14,908	2,451

Income (loss) before income taxes	7,463	3,552	1,319	1,872	3,495	1,862	14,250	3,216

Provision for income taxes	(648)	(274)	(461)	(504)	(600)	(542)	(789)	(498)

Net income ( loss)	$6,815	$3,278	$858	$1,368	$2,895	$1,320	$13,461	$2,718

Basic income (loss) per share (1)	$0.23	$0.11	$0.03	$0.05	$0.10	$0.05	$0.46	$0.09

Diluted income (loss) per share (1)	$0.23	$0.11	$0.03	$0.05	$0.10	$0.04	$0.46	$0.09

(1)	Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per common share information may not equal the annual loss per share.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended
	Dec. 31, 2006	Sept.30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
As a Percentage of Total Revenue:
Revenue:
Product license	37%	33%	31%	33%	39%	36%	36%	36%
Services	63	67	69	67	61	64	64	64

Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product license	1	1	1	2	1	1	2	2
Amortization of acquired technology	2	2	3	3	2	3	4	4
Services	30	31	31	30	29	31	28	29

Total cost of revenue	33	34	35	35	32	35	34	35

Gross profit	67	66	65	65	68	65	66	65
Operating expenses:
Research and development	16	17	18	18	16	17	18	19
Sales and marketing	32	36	37	37	36	36	35	35
General and administrative	8	9	10	10	11	10	11	11
Purchased in-process research and development, acquisition-related and other charges	—	—	—	—	—	—	—	1
Business restructuring charges	—	—	—	—	—	(2)	—	(5)

Amortization of intangible assets	2	2	2	2	2	3	3	3

Total operating expenses	58	64	67	67	65	64	67	64

Income (loss) from operations	9	2	(2)	(2)	3	1	(1)	1

Other income, net	5	5	5	6	4	3	31	5

Income (loss) before income taxes	14	7	3	4	7	4	30	6

Provision for income taxes	1	1	1	1	1	1	1	1

Net income (loss)	13%	6%	2%	3%	6%	3%	29%	5%