Form 10-Q
period 2007-03-31
VIGNETTE CORP
filed 2007-05-08
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

(Former name, former address and former fiscal year, if changed since last report)

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

As of April 30, 2007, there were 28,560,958 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended March 31, 2007

PA RT I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CO RPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

in thousands

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$86,838	$98,832
Short-term investments	101,993	105,622
Accounts receivable, net	36,111	35,700
Prepaid expenses and other current assets	6,983	7,163

Total current assets	231,925	247,317
Property and equipment, net	6,522	6,899
Investments	28,197	19,251
Goodwill	119,722	119,722
Other intangibles, net	23,800	25,900
Other assets	2,130	2,063

Total assets	$412,296	$421,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,484	$34,570
Deferred revenue	37,794	35,717
Accrued taxes	7,908	7,762

Total current liabilities	78,186	78,049
Deferred revenue, less current portion	1,591	2,203
Other long-term liabilities, less current portion	3,107	3,113

Total liabilities	82,884	83,365
Stockholders’ equity	329,412	337,787

Total liabilities and stockholders’ equity	$412,296	$421,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended March 31,
	2007	2006
Revenue:
Product license	$15,339	$15,466
Services	32,249	31,430

Total revenue	47,588	46,896
Cost of revenue:
Product license	210	763
Amortization of acquired technology	1,254	1,254
Services	16,018	14,418

Total cost of revenue	17,482	16,435

Gross profit	30,106	30,461
Operating expenses:
Research and development	7,873	8,392
Sales and marketing	13,973	17,469
General and administrative	5,194	4,498
Business restructuring charges (benefits)	(107)	(25)
Amortization of other intangibles	846	938

Total operating expenses	27,779	31,272

Income (loss) from operations	2,327	(811)
Other income, net:
Interest income and other, net	2620	2,160
Purchase accounting credit	—	523
Gain on sale of intellectual property	263	—

Total other income, net	2,883	2,683

Income before provision for income taxes	5,210	1,872
Provision for income taxes	426	504

Net income	$4,784	$1,368

Basic net income per common share	$.17	$.05

Diluted net income per common share	$.16	$.05

Shares used in computing net income per common share
Basic	28,810	29,504
Diluted	29,067	29,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$4,784	$1,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,017	1,201
Non-cash compensation expense	732	1,003
Amortization of intangible assets	2,100	2,192
Non-cash restructuring benefits	(107)	(25)
Gain on sale of patent	(263)	—
Gain on disposal of fixed assets	(19)	—
Other non-cash charges, net	72	(614)
Changes in operating assets and liabilities	418	316

Net cash provided by operating activities	8,734	5,441
Investing activities:
Purchase of property and equipment	(637)	(1,129)
Maturity (purchase) of short-term investments, net	3,637	(13,088)
Maturity (purchase) of restricted investments	310	(3)
Proceeds from sale of patent	300	—
Maturity (purchase) of long-term investments	(9,231)	—
Other	21	2

Net cash used in investing activities	(5,600)	(14,218)
Financing activities:
Payments for treasury shares at cost	(17,226)	—
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	2,342	872

Net cash (used in) provided by financing activities	(14,884)	872
Effect of exchange rate changes on cash and cash equivalents	(244)	(217)

Net change in cash and cash equivalents	(11,994)	(8,122)
Cash and cash equivalents at beginning of period	98,832	124,104

Cash and cash equivalents at end of period	$86,838	$115,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

NOTE 1 — General and Basis of Financial Statements

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at December 31, 2006 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

NOTE 2 — Stock-based Compensation

At March 31, 2007, the Company has five stock based compensation plans which are described below. Effective January 1, 2006 the Company adopted Statement 123R, which prescribes accounting and reporting standards for all share-based compensation plans, including employee stock options, restricted stock awards, and employee stock purchase plans. In accordance with Statement 123R the fair value method has been applied using the modified prospective method, under which compensation cost has been recognized beginning January 1, 2006 (a) based on the requirements of Statement 123R for all share-based payments granted or modified after that date and (b) based on the previous requirements of Financial Accounting Standards No. 123, Stock-Based Compensation (“SFAS 123”) for all awards granted to employees prior to that date that remain unvested on January 1, 2006.

The Company recognized $0.7 million in the quarter ended March 31, 2007, for stock based compensation. This expense includes $0.3 million for stock options, $0.3 million for restricted stock awards, and $ 0.1 million for the employee stock purchase plans. The Company recognized $ 1.0 million in the quarter ended March 31, 2006 for stock based compensation. The expense includes $0.6 million for stock options, $ 0.3 million for restricted stock awards, and $0.1 million for the employee stock purchase plans. The tables below present the costs recorded related to stock based compensation and the effect of stock based compensation on earnings per share for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
	2007	2006
Cost of revenue – services	$20	$146
Research and development	68	95
Sales and marketing	106	363
General and administrative	538	399

Total stock based compensation	$732	$1,003

	Three Months Ended March 31,
	2007	2006
Effect of stock based compensation on earnings per share
Basic	$0.02	$0.03
Diluted	$0.03	$0.03

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

Under the 1995 Plan, certain employees, members of the Board of Directors and independent advisors were granted options to purchase shares of the Company’s common stock and were issued shares of the Company’s common stock. Options are immediately exercisable. Upon certain events, the Company has repurchase rights for unvested shares equal to the original exercise price. At March 31, 2007, no shares were subject to repurchase. The Company also has the right of first refusal for any proposed disposition of shares issued under the 1995 Plan. The stock options and the related exercised stock will generally vest over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. Stock issuance may be for purchase or as a bonus for services rendered to the Company. Options outstanding at the time of the Company’s initial public offering were assumed under the Company’s 1999 Plan. Options may not be granted from the 1995 Plan subsequent to the Company’s initial public offering, therefore, no shares were available for future grant under the 1995 Plan at March 31, 2007. Options that expire under the 1995 Plan will be available for future grants under the 1999 Plan.

Under the 1999 Plan, employees, non-employee members of the Board and consultants may be granted options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options are exercisable in accordance with each stock option agreement. The term of each option is no more than ten years from the date of grant. Each fiscal year, commencing with the year 2000 and ending with the year 2002, the aggregate number of shares authorized under the 1999 Plan automatically increased by the lesser of (i) 5% of the total number of shares of the common stock then outstanding or (ii) 1,180,482 shares. At March 31, 2007, there were 7,239,387 shares authorized for issuance, including shares assumed from the 1995 Plan, of which 1,876,093 were available for future grant.

Under the 1999 Supplemental Plan, only employees and consultants who are common-law employees of the corporation are eligible for the grant of options. Employees who are officers of the corporation are not eligible for the grant of options under this Plan. The term and vesting periods are equivalent to those under the 1999 Plan. At March 31, 2007, there were 3,300,000 shares authorized for issuance of which 2,068,546 were available for future grant.

Under the Directors’ Plan, non-employee members of the Board may be granted non-qualified options to purchase shares of common stock. Vesting for options granted prior to April 2004 occurs over a four-year cumulative period. Vesting of options granted after April 2004 occurs over a one-year period. The term of each option is no more than ten years from the date of grant. At March 31, 2007, there were 150,000 shares authorized for issuance of which 91,500 were available for future grant.

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

The following table summarizes stock option activity and related information through March 31, 2007

	Three Months Ended March 31, 2007
	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Contract Term	Aggregate Intrinsic Value
Outstanding at beginning of period	2,262,272	$23.08
Granted	622,500	17.65
Exercised	(159,447)	12.02
Forfeited	(167,105)	28.92

Outstanding at end of period	2,558,220	22.06	5.56	$6,932,914

Vested and expected to vest	2,055,100	23.48	5.11	$5,775,655
Exercisable at end of period	1,346,342	27.49	4.05	$3,855,213

As of March 31, 2007, the estimated unamortized cost for outstanding stock options is approximately $5.6 million. The estimated unamortized cost is net of estimated forfeitures used in computing compensation expense. The Company expects to recognize that expense over a weighted average period of approximately 1.71 years. The aggregate intrinsic value of stock options exercised for the three months ended March 31, 2007 was approximately $1.0 million.

The following table summarizes information about stock options outstanding as of March 31, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01 - $ 15.00	727,913	4.99	11.67	479,999	11.23
$ 15.01 - $ 30.00	1,493,321	6.63	18.25	529,357	20.65
$ 30.01 - $ 50.00	154,820	2.48	36.68	154,820	38.68
$ 50.01 - $ 75.00	93,610	2.00	55.78	93,610	55.78
$ 75.01 - $150.00	81,254	1.35	86.04	81,254	86.04
$ 150.01 - $250.00	1,750	1.52	186.87	1,750	186.87
$ 250.01 - $700.00	5,552	1.00	387.47	5,552	387.47

	2,558,220	5.56	$22.06	1,346,342	$27.49

Fair value disclosure for Stock Options

Actual compensation cost for the quarter ended March 31, 2007 has been recognized using the fair value method as required by Statement 123R and has been included in the determination of net income and net income per share.

Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions, for stock options and the ESPP granted in the three months ended March 31, 2007 and 2006, respectively:

	Employee Stock Options		Employee Stock Purchase Plan
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Risk-free interest rate	4.74%	4.72%	5.09%	4.58%
Weighted average expected term of options (years)	4.0	3.0	0.75	0.75
Dividend rate	0.0%	0.0%	0.0%	0.0%
Assumed Volatility	53%	58%	37%	36%
Weighted average grant date fair value of options granted:	$8.14	$6.84	$5.29	$4.56

Note: Employee stock options are issued with the exercise price at or above quoted market value at date of grant; therefore, there is no intrinsic value. We have assumed an annual forfeiture rate of 15% for stock options. Under the ESPP, shares are issued with an exercise price at fair market value less a 15% discount.

Fair Value disclosure for restricted stock awards

All outstanding restricted stock awards (RSAs) were issued with a zero exercise price. Therefore, the fair value of RSAs is generally equal to their intrinsic value at date of grant. The total intrinsic value at date of grant for the RSAs outstanding at March 31, 2007 is approximately $4 million with an unamortized cost of approximately $3 million as of March 31, 2007.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Aggregate Intrinsic Value (in 000s)
Outstanding and unvested at December 31, 2006	195,936	$15.19
Granted	89,000	$17.49

Vested	(13,466)	$17.25

Forfeited	(15,034)	$17.59

Outstanding and unvested at March 31, 2007	256,436	$16.43	2.1	$4,042

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

The following table summarizes activity for exit costs, employee severance, and relocation costs (in thousands) related to the Tower Technology Pty Ltd acquisition:

	Exit Costs	Severance and Relocation	Total
Initial accrual at March 1, 2004	$3,146	$1,426	$4,572
Cash activity	(864)	(1,400)	(2,264)
Adjustment to accrual	(866)	(26)	(892)

Balance at December 31, 2004	1,416	—	1,416
Cash activity	(689)	—	(689)
Adjustment to accrual	190	—	190

Balance at December 31, 2005	917	—	917
Cash activity	(495)	—	(495)
Adjustment to accrual	(33)	—	(33)
Non-cash activity	92	—	92

Balance at December 31, 2006	481	—	481
Adjustment to accrual	(23)	—	(23)
Cash activity	(101)	—	(101)
Non-cash activity	—	—	—

Balance at March 31, 2007	$357	$—	$357
Less: current portion			(357)

Long-term exit costs and severance and relocation			—

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

Short-term investments consist of the following (in thousands):

	March 31, 2007			December 31, 2006
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$24,572	$17	$24,589	$34,193	$17	$34,210
Corporate notes	30,950	(2)	30,948	29,441	9	29,450
Auction rate securities	46,456	—	46,456	41,962	—	41,962

	$101,978	$15	$101,993	$105,596	$26	$105,622

NOTE 5 — Intangible Assets

Intangible assets with indefinite lives

The net goodwill balance of $119.7 million at March 31, 2007 relates to the Tower Technology business combination completed in March 2004, the Intraspect business combination completed in December 2003, and the Epicentric business combination completed in December 2002.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. There were no indicators of impairment and no impairment charges were recorded in the three month periods ended March 31, 2007 and 2006, respectively.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Three Months ended March 31, 2007			Year ended December 31, 2006
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Business combinations:
Technology	$77,101	$(62,468)	$14,633	$77,101	$(61,214)	$15,887
Non-compete contracts	2,200	(1,879)	321	2,200	(1,792)	408
Customer relationships	23,400	(14,554)	8,846	23,400	(13,795)	9,605

Total	$102,701	$(78,901)	$23,800	$102,701	$(76,801)	$25,900

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three months ended March 31, 2007 and 2006 was $2.1 million and $2.2 million, respectively. Of these totals, $0.8 million and $0.9 million was recorded as “Amortization of intangible assets” in operating expenses for the three months ended March 31, 2007 and 2006, respectively. The remaining $1.3 million and $1.3 million for the three months ended March 31, 2007 and 2006 was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) for the remaining nine months (remaining period) ending December 31, 2007 and the next three years is as follows:

For the remaining period ending December 31, 2007	$6,300
For the year ending December 31, 2008	$8,108
For the year ending December 31, 2009	$8,050
For the year ending December 31, 2010	$1,342

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

	March 31, 2007	December 31, 2006
Restricted investments (at cost which approximates fair value)	$5,950	$6,235
Long-term marketable securities	20,919	11,688
Equity investments:
Limited partnership interest	1,328	1,328

Total long-term investments	$28,197	$19,251

Long-term marketable securities consist of the following:

	March 31, 2007			December 31, 2006
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$11,043	$21	$11,064	$2,017	$(5)	$2,012
Corporate notes	9,855	—	9,855	9,676	—	9,676

	$20,898	$21	$20,919	$11,693	$(5)	$11,688

All long-term marketable securities mature in 2008.

Fair values are based on quoted market prices where available. If quoted market prices are not available, management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments.

The Company held restricted investments in the form of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist. The average yield of these investments is approximately 4.5%.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions that reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized no impairment charges during the three months ended March 31, 2007 and 2006.

NOTE 7 — Business Restructuring

During fiscal year 2001, the Company’s management approved a restructuring plan to reduce headcount and infrastructure and to consolidate operations. The Company expanded the restructuring plan during 2002, 2003 and 2004. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change. Components of business restructuring charges and the remaining restructuring accruals as of March 31, 2007 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,676)	—	(123)	(1,799)
Cash activity	(6,358)	—	(709)	(7,067)

Balance at December 31, 2005	6,679	—	130	6809
Adjustment to accrual	235	—	—	235
Cash activity	(1,757)	—	(145)	(1,902)
Non-cash activity	—	—	15	15

Balance at December 31, 2006	5,157	—	—	5,157
Adjustment to accrual	(84)	—	—	(84)
Cash activity	(366)	—	—	(366)
Non-cash activity	80	—	—	80

Balance at March 31, 2007	$4,787	$—	$—	$4,787
Less: current portion				2,144

Accrued restructuring costs, less current portion				$2,643

Remaining cash expenditures resulting from the restructuring are estimated to be $4.8 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. The accrual adjustments recorded in the first three months of 2007 relate to such differences, namely the buyout fees and sublease income of certain vacated properties were more favorable than we had anticipated. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; New York City, New York; Boston, Massachusetts; and Reston, Virginia. The maximum lease commitment of such vacated properties extends through December 2011.

Asset impairments

Asset impairments relate to the impairment of certain fixed assets, prepaid royalties and intangible assets. These fixed assets were impaired as a result of the Company’s decision to vacate certain office space and align its infrastructure with current and projected headcount.

Employee separation and other costs

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, the Company severed approximately 1,675 employees in the years 2001 through 2004. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, research and development, and general and administrative functions in all geographies.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied a motion to dismiss the complaint against the Company. On October 13, 2004, the District Court certified a class in six of the other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. Plaintiffs have not yet moved to certify a class in the Company’s case.

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the individual defendants, the plaintiff class and the vast majority of the other issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the District Court, because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process. The District Court has stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing.

Pursuant to the settlement and related agreements, if the settlement receives final approval by the District Court, it provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference.

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

Leases

The Company leases its office facilities and equipment under various operating lease agreements having expiration dates through 2011. Rent expense, excluding vacated properties, was $0.9 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. Future minimum payments as of March 31, 2007 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2007	$5,128	$1,553
2008	4,946	1,999
2009	3,940	1,862
2010	2,977	1,411
2011	2,254	1,157

Total minimum lease payments	$19,245

Total minimum sublease rentals		$7,982

We do not have any significant contractual obligations other than those leases disclosed above.

Product warranties

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically, such costs have not been material.

NOTE 9 — Other Comprehensive Income

The Company’s other comprehensive income is included as a component of stockholders’ equity and is composed of (i) net income, (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$4,784	$1,368
Foreign currency translation adjustments	74	(104)
Unrealized gain (loss) on investments	(8)	(70)

Total comprehensive income	$4,850	$1,194

NOTE 10 — Earnings Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. The Company excludes outstanding stock options from the computation of diluted earnings per share when such inclusion would be antidilutive. The Company excluded .7 million outstanding stock options for the three months ended March 31, 2007 and 1.7 million for the three months ended March 31, 2006.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$4,784	$1,368
Denominator:
Weighted Average Shares Outstanding:
Basic	28,810	29,504
Stock options, ESPP, and restricted shares	257	315

Diluted	29,067	29,819

Earnings per common share:
Basic	$.17	$.05
Diluted	$.16	$.05

NOTE 11 — Current Liabilities

Current liabilities consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Accounts payable	$3,111	$2,842
Accrued employee liabilities	15,096	16,668
Accrued treasury stock liability	155	1,082
Accrued restructuring charges	2,144	2,119
Accrued exit and severance costs	357	481
Accrued income taxes	6,012	5,735
Accrued professional fees	5,006	3,580
Accrued sales and marketing expenses	1,039	1,741
Accrued other charges	5,576	6,057
Deferred revenue	37,794	35,717
Accrued other taxes	1,896	2,027

	$78,186	$78,049

NOTE 12 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Accrued restructuring charges, net of current portion	$2,643	$3,038
Deferred revenue, less current portion	1,591	2,203
Other accrued liabilities	464	75

	$4,698	$5,316

NOTE 13 — Stockholders’ Equity

Stockholders’ equity consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Common stock	$305	$302
Additional paid-in capital	2,764,673	2,761,602
Treasury Stock	(29,964)	(13,664)
Accumulated other comprehensive income	2,242	2,176
Accumulated deficit	(2,407,844)	(2,412,629)

	$329,412	$337,787

NOTE 14 — Income Taxes

Income tax expense consists primarily of estimated withholding taxes, income taxes due in certain foreign jurisdictions, a refund of overpaid income taxes from Singapore, and the Alternative Minimum Tax in the United States. Income tax expense amounts (in thousands) and percentages are as follows:

	Three Months Ended March 31,		2007 Compared
	2007	2006	to 2006
Provision for income taxes	$426	$504	(15)%

The Company’s estimated effective tax rate and associated provision for income taxes for the three months ended March 31, 2007 is based on an estimate of consolidated earnings before taxes for fiscal 2007. The estimated effective tax rate is impacted primarily by the worldwide mix of estimated consolidated earnings before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.

We have provided a full valuation allowance against our net deferred tax asset, including all net operating loss, research and development credit, and capital loss carryforwards based on the determination that it is more likely than not that the benefit related to such assets will not be realized. Our accounting for deferred taxes under SFAS 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was appropriate, we have considered such factors as our history of incurring operating losses and our ability to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. As a result of the implementation, the Company did not recognize any change in the liability for unrecognized tax benefit, and accordingly recorded no adjustment to the January 1, 2007 balance of retained earnings.

As of January 1, 2007, the balance of unrecognized tax benefits was approximately $11.0 million. Included in this amount is approximately $2.2 million of unrecognized tax benefits, which if recognized, would reduce the effective tax rate. The remaining approximately $8.8 million of unrecognized tax benefits are attributed to tax carryforwards that, if recognized, would not affect the effective tax rate because the recognition of the associated deferred tax asset would be offset by an increase to the valuation allowance.

The Company accrues and recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the balance of accrued interest and penalties related to unrecognized tax benefits was approximately $0.2 million and $0.4 million, respectively.

With few exceptions, the Company and all of its major filing subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

It is reasonably possible that within 12 months of January 1, 2007 the balance of unrecognized tax benefits could increase by up to $0.8 million or decrease by up to $0.5 million due to the following:

i)	lapse of statute of limitation, or settlement with the relevant tax authority, for tax filings in several foreign jurisdictions whose transfer pricing arrangements might be subject to adjustment;

ii)	a ruling from the Indian court of appeals on the Company’s protest of a tax assessment; and

iii)	reaching final agreement in the United Kingdom regarding the examination of an acquired subsidiary’s pre-acquisition activity.

NOTE 15 — Recent Accounting Pronouncements

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”. This interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007.

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

ITEM 2 — MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Vignette develops and sells content management software to enterprise customers globally. Our Web content management, collaboration, document and records management, imaging and workflow, portal, integration and interaction management products enable organizations to build, manage and deploy information-based applications. Vignette’s software helps organizations improve their interactions with key audiences – customers, prospects, employees, partners, citizens – by making it possible for them to deliver highly personalized, interactive online experiences. Our early content management and delivery tools laid the groundwork for some of the Web’s most influential and popular sites. Today, our award-winning solutions continue to power some of the world’s most prominent online brands, and enable organizations to have more meaningful interactions with all of their important constituencies.

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

Overview of First Quarter Results

The Company reported total revenues of $47.6 million for the three months ended March 31, 2007 versus $46.9 million of total revenues for the three months ended March 31, 2006 or an increase of 1% over the same period last year.

More specifically, license revenues were $15.3 million in the first quarter of 2007 compared to $15.5 million for the first quarter of 2006, a decrease of 1%. Maintenance and support revenues of $19.4 million in the first quarter of 2007 were less than 1% higher than the $19.3 million for the first quarter of 2006. Professional services revenues of $12.9 million in the first quarter of 2007 were up 6% from $12.1 million as compared to 2006. International revenue comprised 34% and 33% of total revenue for the quarter ended March 31, 2007 and 2006, respectively. No single customer accounted for more than 10% of our quarterly revenues.

Operating income increased to $2.3 million in the first quarter of 2007 compared to an operating loss of $0.8 million in the first quarter of 2006. The increase in operating income was due to lower operating expenses. Net income increased to $4.8 million or 250% versus $1.4 million in the first quarter of 2006. The higher net income was due to the decrease in operating expenses, higher other income and lower income taxes.

Total expenses, including both cost of revenue and operating expenses, were $45.3 million and $47.7 million for the three months ended March 31, 2007 and 2006, respectively. Therefore, total expenses were $2.4 million lower in the first quarter of 2007 versus the first quarter of 2006. Total expenses for the three months ended March 31, 2007 included $2.4 million for the following charges and benefits; amortization of acquired technology and other intangibles of $2.1 million; stock option expense of $383,000; and business restructuring benefits of $107,000. Most of these charges relate to our previous acquisitions and to changes in our real estate lease commitments.

The remaining expenses of $42.9 million for the first quarter of 2007, excluding the $2.4 million described above, decreased 4% as compared to 2006. The decrease is a combination of higher costs of revenue of $1.2 million and lower operating expenses of $3.1 million. The higher costs of revenue were driven by higher costs associated with professional services due to the need to use subcontractors to meet increased demand. Research and development costs were lower by $0.5 million due to lower headcount of approximately 15 employees. Sales and marketing expenses declined by $3.3 million due to lower headcount and a decrease in spending for corporate events and marketing programs. General and administrative expenses were higher by $0.7 million due to higher professional services fees which were partly driven by a strategic consulting engagement.

Total cash and short-term investments decreased by $15.6 million during the quarter to approximately $189 million as of March 31, 2007. The decrease is due to the expenditure of approximately $17.2 million to repurchase shares of the Company’s common stock and the investment of approximately $9.2 million in long-term marketable securities. We have no debt outstanding.

Our headcount at March 31, 2007 was 640, a decrease of 30 persons from 670 at December 31, 2006, and a decrease of 101 from 741 at March 31, 2006. The large decline from March 31, 2006 is the result of a reduction in force that took place in October 2006 and attrition losses of sales and marketing personnel. The Company is actively working to increase sales and marketing personnel.

Forward-looking Information

During our first quarter 2007 financial results conference call on April 26, 2007, we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended June 30, 2007.

For the second quarter of 2007, we expect total revenue to be between $44 million and $49 million, with license revenue accounting for approximately 28% to 32% of total revenue and services accounting for the remainder.

	Range for quarter ended June 30, 2007
	(in millions)
Total Revenue	$44.0	—	$49.0
Gross Margin	63%	—	65%

In terms of operating expenses, we expect research and development to be approximately 16% to 17% of revenue, sales and marketing to be approximately 33% to 35% of revenue, and general and administrative to be approximately 10% of revenue.

Second quarter GAAP net income is currently expected to be between $0.05 and $0.13 per share on a fully diluted basis, assuming 28.7 million shares outstanding.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2007	2006
Revenue:
Product license	32%	33%
Services	68	67

Total revenue	100	100
Cost of revenue:
Product license	0	2
Amortization of acquired technology	3	3
Services	34	30

Total cost of revenue	37	35

Gross profit	63	65
Operating expenses:
Research and development	17	18
Sales and marketing	29	37
General and administrative	11	10
Business restructuring charges (benefits)	(1)	—
Amortization of intangibles	2	2

Total operating expenses	58	67

Income (loss) from operations	5	(2)
Other income, net	6	6

Income before provision for income taxes	11	4
Provision for income taxes	1	1

Net income	10%	3%

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006 (in thousands, unless otherwise noted)

Revenue

	Three Months Ended March 31,		2007 Compared
	2007	2006	to 2006
Product license	$15,339	$15,466	(1)%
Services revenue:
Maintenance and support	19,386	19,297	—
Professional services	12,863	12,133	6%

Total services revenue	32,249	31,430	3%

Total revenue	$47,588	$46,896	1%

Total revenue increased 1% in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The increase is primarily due to an increase in professional services revenue.

Product license. Product license revenue decreased 1% during the three months ended March 31, 2007, as compared to the same period last year. The Company attributes the decline in license revenue to loss of sales personnel that limited the Company’s market reach.

Services. Services revenue increased 3% in the three months ended March 31, 2007. The increase was attributable to professional services as maintenance and support remained relatively unchanged. The Company continues to increase sales in the implementation of its products.

During the comparative three months ended March 31, 2007 and 2006, no single customer accounted for more than 10% of our total revenues. International revenue was $16.3 million and $15.2 million, or 34% and 33% of total revenues in the three months ended March 31, 2007 and 2006, respectively. The increase in international revenue is attributable to higher license revenue.

Cost of Revenue

Cost of revenue consists of the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing maintenance and support and professional services.

Cost of revenue amounts and percentages are as follows:

	Three Months Ended March 31,		2007 Compared
	2007	2006	to 2006
Product license	$210	$763	(73)%
Amortization of acquired technology	1,254	1,254	—
Maintenance and support	3,108	3,160	(2)%
Professional services	12,910	11,258	15%

Total cost of services revenue	16,018	14,418	11%

Total cost of revenue	17,482	16,435	6%
Gross profit	$30,106	$30,461	(1)%

As a percentage of sales, gross profit represented 63% and 65% for the three months ended March 31, 2007 and 2006, respectively. The decline in gross profit on a percentage basis and in absolute dollars is due to the increased costs of professional services. Professional services costs of revenue rose due to higher sales and the need to use subcontractors to meet the higher demand. Therefore, costs rose faster than revenue and led to the decline in total gross profit.

Operating expenses

Operating expense amounts and percentages are as follows:

	Three Months Ended March 31,		2007 Compared
	2007	2006	to 2006
Research and development	$7,873	$8,392	(6)%
Sales and marketing	13,973	17,469	(20)%
General and administrative	5,194	4,498	15%
Business restructuring charges (benefits)	(107)	(25)	322%
Amortization of intangible assets	846	938	(10)%

Total operating expenses	$27,779	$31,272	(11)%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 6% in the three months ended March 31, 2007 compared to the same period in 2006. The quarter-over-quarter decrease of $0.5 million relates to a reduction in headcount related expenses. We believe that continued investment in research and development is critical to attaining our strategic objectives.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, as well as bad debt charges. Sales and marketing expenses decreased 20% in the three months ended March 31, 2007. The decrease in sales and marketing expenses is attributable to several factors. The Company implemented a planned reduction of several sales executive positions and also lost a number of sales and marketing personnel due to attrition. In addition, the Company reduced costs associated with corporate events and marketing programs. The Company is in the process of hiring additional sales personnel to bring headcount up to approved levels. We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period due to seasonality, sales cycles, the timing of new product releases, entry into new market areas, investment in marketing efforts, and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, legal, accounting, facilities, and information technology. General and administrative expenses increased 15% in the three months ended March 31, 2007. The increase is due to higher professional services fees. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on seasonality, sales cycles, regulatory requirements, legal proceedings and fees paid to outside professional service providers.

Business restructuring charges (benefits). In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003 and 2004, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change. Components of business restructuring charges and the remaining restructuring accruals as of March 31, 2007 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872
Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164
Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897
Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675
Adjustment to accrual	(1,676)	—	(123)	(1,799)
Cash activity	(6,358)	—	(709)	(7,067)

Balance at December 31, 2005	6,679	—	130	6,809
Adjustment to accrual	235	—	—	235
Cash activity	(1,757)	—	145	(1,902)
Non-cash activity	—	—	(15)	15

Balance at December 31, 2006	$5,157	$—	$—	$5,157
Adjustment to accrual	(84)	—	—	(84)
Cash activity	(366)	—	—	(366)
Non-cash activity	80	—	—	80

Balance at March 31, 2007	$4,787	$—	$—	$4,787
Less: current portion				2,144

Accrued restructuring costs, less current portion				$2,643

Remaining cash expenditures resulting from the restructuring are estimated to be $4.8 million and relate primarily to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. We have substantially implemented our restructuring efforts initiated in conjunction with this restructuring plan; however, there can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change.

Consolidation of excess facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs, and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could continue to differ from these estimates in the near term, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. The accrual adjustments recorded in the first quarter of 2007 relate to such differences, namely the buyout fees and sublease income of certain vacated properties were more favorable than we had anticipated. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; New York City, New York; Boston, Massachusetts; and Reston, Virginia. The maximum lease commitment of such vacated properties extends through December 2011.

Asset impairments

Asset impairments relate to the impairment of certain fixed assets, prepaid royalties and intangible assets. These fixed assets were impaired as a result of our decision to vacate certain office space and align our infrastructure with current and projected headcount.

Employee separation and other costs

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges. As a result of the restructuring activities, we have severed over 1,675 employees in the years 2001 through 2004. Employee groups impacted by the restructuring efforts include personnel in positions throughout the sales, marketing, professional services, research and development and general and administrative functions in all geographies.

Amortization of intangible assets. Amortization of intangible assets includes amortization of customer relationships and non-compete contracts. Intangible amortization expense decreased 10% in the three months ended March 31, 2007 (excluding amortization expenses related to acquired technology) as compared to the same period last year. This decrease relates to the decline in amortization expense for assets assumed from the Tower Technology acquisition as the remaining unamortized cost continues to decline. Amortization expense is recorded ratably over the estimated useful lives of the intangible assets, which range from two to six years.

Stock based compensation. The company records stock based compensation in the appropriate functional expense categories, which are Cost of revenue – services, Research and development, Sales and marketing, and General and administrative. Under Statement 123R the Company records expense for stock compensation based on the grant date fair value. The Company determines grant date fair value for stock options and the ESPP using the Black-Scholes option pricing model. The fair value for restricted stock awards (RSAs) is generally equal to their intrinsic value at the date of grant. For the three months ended March 31, 2007, the Company recorded $0.3 million for stock options, $0.3 million for restricted stock awards, and $0.1 million for the employee stock purchase plan. Prior to the adoption of Statement 123R the Company did not record any expense for stock options with zero intrinsic value or the ESPP.

Prior to the adoption of Statement 123R the Company accelerated the vesting of approximately 343,000 shares with a weighted average exercise price of $22.35. The purpose of the acceleration was to avoid recognizing compensation cost upon the adoption of 123R. The pre-tax charge estimated by the Company to be avoided as a result of the acceleration amounts to approximately $1 million over the course of the vesting periods. The estimated charge to be avoided is $400,000 in 2007 and $100,000 in 2008. All other previously awarded stock options were not impacted by this change.

The Company still expects to issue stock options but has shifted to offering some stock based compensation in the form of RSAs.

Stock compensation expense is attributable to the following cost categories (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of revenue – services	$21	$146
Research and development	68	95
Sales and marketing	106	363
General and administrative	538	399

Total stock based compensation	$733	$1,003

Other income and expense

Other income and expense, net consists primarily of interest income and expense, recognized investment gains and losses as well as foreign exchange gains and losses (in thousands).

	Three Months Ended March 31,		2007 Compared
	2007	2006	to 2006
Interest Income and other, net	$2,620	$2,160	21%
Credit for purchase accounting	—	523	(100)%
Gain on sale of intellectual property	263	—	100%

	$2,883	$2,683	7%

Other income increased for the three months ended March 31, 2007 compared to the same period in 2006. This increase is attributable to rising yields on invested funds and a one time gain on the sale of intellectual property.

At March 31, 2007, our unrestricted, long-term equity investments totaled $1.3 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	March 31, 2007	December 31, 2006
Cash and cash equivalents	$86,838	$98,832
Short-term investments	$101,993	$105,622
Working capital	$153,739	$169,268
Current ratio	3.0:1	3.2:1
Days of sales outstanding – for the quarter ended	69	61

At March 31, 2007 we had $188.9 million in cash, cash equivalents and short-term investments and no debt. We generally invest cash exceeding our operating requirements in short-term, investment-grade securities and classify these investments as available-for-sale.

Net cash provided by operating activities was approximately $8.7 million and $5.4 million during the first three months of 2007 and 2006, respectively. The increase in cash from operations reflects a reduction in cash charges, primarily sales and marketing costs.

Net cash used in investing activities was $5.6 million during the first three months of 2007, as compared to $14.2 million during the same period in 2006. The decrease in investing outflows is primarily due to the maturity of short term and restricted investments. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in securities to maximize investment yields while preserving cash flow for operational purposes, and acquisition of intellectual property or complementary businesses to expand our market share.

Net cash used in financing activities was $14.9 million for the first three months of 2007 and net cash provided by financing activities was $0.9 million during the first three months of 2006. Our financing activities consisted primarily of purchases of our common stock in the open market associated with our share buyback program, and proceeds from issuing shares to meet the requirements of employee stock option exercises and the employee stock purchase plan. During the first three months the Company experienced an increase in the exercise of vested stock options. Total cash received for the first three months of 2007 for stock option exercises and the employee stock purchase plan was $2.3 million. This was offset by $17.2 million for payments for treasury shares, leading to an increase in financing outflows as compared to the first quarter of 2006.

Our long-term investments are classified as available-for-sale and consist of long-term marketable securities, a limited partnership interest in a technology incubator and cash collateral pledged for certain lease and tax obligations. At March 31, 2007, long-term investments totaled $28.2 million, compared to $19.3 million at December 31, 2006. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At March 31, 2007 and December 31, 2006, we had pledged approximately $6.0 million and $6.2 million, respectively, as cash collateral for certain of our lease and tax obligations. These investments will remain restricted to the extent that the security requirements exist or the tax obligations are settled.

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

Leases

The Company leases its office facilities and equipment under various operating lease agreements having expiration dates through 2011. Future minimum payments as of March 31, 2007 under our lease obligations, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2007	$5,128	$1,553
2008	4,946	1,999
2009	3,940	1,862
2010	2,977	1,411
2011	2,254	1,157

Total minimum lease payments	$19,245

Total minimum sublease rentals		$7,982

We do not have any significant contractual obligations other than those leases disclosed above.

ITEM 3 — QUANTITATIVE AND Q UALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States of America and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Africa, the Middle East, Asia and Australia where transactions are denominated in the local currency of each location. As a result, our financial results could be affected by changes in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies and therefore, financial reporting of our foreign operations is subject to foreign currency risk. Gains and losses on hedging contracts are reflected currently in other income and expense. We typically limit the duration of our foreign currency forward contracts to 90 days. We do not invest in contracts for speculative purposes. Our foreign exchange exposures are monitored regularly to ensure the overall effectiveness of our foreign currency hedge positions. At March 31, 2007 the notional value of foreign currency contracts was approximately $11 million and based on the applicable exchange rates the fair value of the derivative financial instruments was a liability of $28 thousand. For the three months ended March 31, 2007, the Company recognized a foreign exchange loss of $232 thousand including the impact of foreign exchange contracts.

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

At March 31, 2007, our cash and cash equivalents consisted primarily of commercial paper. Short-term investments consist of marketable securities including corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies and auction rate securities. Our marketable securities that are classified as short-term investments will mature in less than one year from March 31, 2007. Auction rate securities may have nominal maturity dates that are more than one year from March 31, 2007, but are classified as short term investments by the Company. These securities are classified as available-for-sale and are recorded at their estimated fair value.

Long-term investments. At March 31, 2007, long-term investments consisted of long-term marketable securities, a limited partnership interest in a technology incubator, and cash collateral pledged for certain lease and tax obligations. We periodically analyze our long-term investments for impairments that could be considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized no impairment charges during the three months ended March 31, 2007 and 2006. We classify our long-term investments as available-for-sale.

We held approximately $6 million and $6.2 million in restricted investments at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, restricted investments consisted of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist or the tax obligations are settled. The average yield of these investments is approximately 4.5%

ITEM 4 — CONTROLS A ND PROCEDURES

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

PART II — OTHER INFOR MATION

ITEM 1 — LEGAL PR OCEEDINGS

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied a motion to dismiss the complaint against the Company. On October 13, 2004, the District Court certified a class in six of the other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. Plaintiffs have not yet moved to certify a class in the Company’s case.

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the individual defendants, the plaintiff class and the vast majority of the other issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the District Court, because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process. The District Court has stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing.

Pursuant to the settlement and related agreements, if the settlement receives final approval by the District Court, it provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference.

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

Risks Related to Our Business

We Are Profitable but May not be Able to Sustain Consistent Profitability

Although we recorded a profit for in the first three months of fiscal 2007 and fiscal year 2006, we cannot be certain that we will generate sufficient revenues to maintain profitability. If we do maintain profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. To achieve and sustain profitable operations and positive cash flows, we must increase our license and support services revenues. If our revenues do not grow at a rate greater than expenses required to fund our continuing operations, we will not be able to maintain the profitability recorded in the first three months of fiscal 2007 and fiscal year 2006, which could cause the price of our common stock to decline.

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

Our Revenue For a Particular Period is Difficult to Forecast, and a Shortfall in Revenue Would Harm Our Operating Results

Due to the nature of the market in which we compete, our revenue, and earnings are difficult to forecast. We plan our operating expense based on our historical results, and in part, on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than we had forecasted. Our ability to accurately forecast our quarterly revenue is limited because our software products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur. We would expect our business, operating results and financial condition to be materially adversely affected if our revenues do not meet our projections.

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

Our Business May Become Increasingly Susceptible to Numerous Risks Associated with International Operations

International operations are generally subject to a number of risks, including:

•	expenses associated with customizing and localizing products for foreign countries;

•	protectionist laws and business practices that favor local competition;

•	changes in jurisdictional tax laws including laws regulating intercompany transactions;

•	difficulties in developing and maintaining relationships with international vendors;

•	multiple, conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	difficulties in collecting accounts receivable;

•	seasonality of operations;

•	difficulties in staffing and managing foreign operations;

•	licenses, tariffs, and other trade barriers;

•	loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	foreign currency exchange rate fluctuations;

•	political and economic instability; and

•	compliance risk.

A significant percentage of our total revenues are generated through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

Our success in these new markets will depend on several factors, many of which are outside our control including:

•	continued growth of the portal, collaboration and content management market;

•	continued growth of the enterprise content management and document and records management markets;

•	deployment of the combined company’s products by enterprises;

•	barriers to entry for the emergence of substitute technologies and products; and

•	ability to adapt to different sales and marketing techniques required for the various markets.

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

Our principal competitors include: in-house development efforts by potential customers or partners; other vendors of software that directly address elements of Web-based applications; and developers of software that address only certain technology components of Web-based applications (e.g., content management, portal management, document management, process, collaboration, integration or analytics). In addition, we face increased competition from large companies with capabilities similar to our software in larger integrated product offerings.

Many of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle or license their products in a manner that may discourage users from purchasing our products. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, this competition may impact existing revenue generating partners which could result in reductions in our ability to generate future revenue from these companies.

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

We Depend on Increased Business from Our Current and New Customers and, if We Fail to Grow Our Customer Base or Generate Repeat Business, Our Operating Results Could Be Harmed

If we fail to grow our customer base or generate repeat and expanded business from our current and new customers, our business and operating results would be seriously harmed. Many of our customers initially make a limited purchase of our products and services. Some of these customers may not choose to purchase additional licenses to expand their use of our products. Some of these customers have not yet developed or deployed initial applications based on our products. If these customers do not successfully develop and deploy such initial applications, they may choose not to purchase deployment licenses or additional development licenses. Our business model depends on the expanded use of our products within our customers’ organizations.

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

Our Future Revenue is Dependent Upon Our Ability to Successfully Market Our Existing and Future Products and Solutions

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

To Increase Market Awareness of Our Products and Generate Increased Revenue, We Need to Continue to Strengthen Our Sales and Distribution Capabilities

Our direct and indirect sales operations must increase market awareness of our products to generate increased revenue. We cannot be certain that we will be successful in these efforts. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. The market for talented sales resources is very competitive. Over the course of 2006 and through the first quarter of 2007, we experienced attrition in our sales force. To continue to strengthen sales and distribution, we must continue to hire a significant number of sales personnel. All new hires will require training and will take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We plan to expand our relationships with systems integrators and certain third-party resellers to build an indirect influence and sales channel. In addition, we will need to manage potential conflicts between our direct sales force and any third-party reselling efforts.

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

We generally bill our customers for our services on a time-and-materials basis. However, from time to time we enter into fixed-price contracts for services, which may include terms and conditions that may extend the recognition of revenue for work performed into subsequent quarters. On occasion, the costs of providing the services have exceeded our fixed price from these contracts and such contracts have negatively impacted our operating results.

We May Be Unable to Attract or Retain Necessary Third-Party Service Providers, Which Could Affect Our Ability to Provide Sufficient Support, Consulting and Implementation Services for Our Products

We are actively supplementing the capabilities of our services organization by contracting with and educating third-party service providers and consultants to also provide these services to our customers. We may not be successful in attracting additional third-party providers or in educating or maintaining the interest of current third-party providers. In addition, these third parties may not devote sufficient resources to these activities to meet customers’ demands to adequately supplement our services. Additionally, these organizations may acquire or distribute software products that compete with our products in future periods. If they become our competitors, this could negatively affect our revenue.

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

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of Statement 123R and the interpretive guidance of SAB 107. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be issued and forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Our Performance Will Depend on the Market for Web Based Application Software

The market for Web-based applications software is rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products and services such as our recent launch of our Digital Services Hub campaign. Accordingly, we cannot be certain that a viable market for our products will emerge or be sustainable or that market campaigns such as the Digital Services Hub launch will result in increased demand for our products and services. Enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, individuals have established patterns of purchasing goods and services. They may be reluctant to alter those patterns. They may also resist providing the personal data necessary to support our existing and potential product uses. Any of these factors could inhibit the growth of online business generally and the market’s acceptance of our products and services in particular.

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

We May Need to Raise Additional Capital, Which May Be Dilutive to Our Stockholders

We may need to raise additional funds to meet our future capital requirements. If we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.

If Our Internal Controls Over Financial Reporting Do Not Comply With the Requirements of the Sarbanes-Oxley Act, Our Business and Stock Price Could Be Adversely Affected

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year beginning in 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with the 2004 Report. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2006, the Board of Directors of the Company approved a stock repurchase program of up to $75 million of the Company’s common stock over the next 12 months. Purchases will be made from time to time as market and business conditions warrant, in the open market, negotiated or block transactions, in accordance with applicable laws, rules and regulations. The table below sets forth the purchases made during the first quarter of fiscal 2007.

Month	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under plans or programs (in 000s)
January	378,800	$17.45	378,800	$54,726
February	248,050	$18.22	248,050	50,207
March	294,400	$17.56	294,400	45,037
Total	921,250	$17.69	921,250

ITEM 6 — EXHI BITS

Exhibits:

Exhibit Number	Description
31.1	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification to the Securities and Exchange Commission by Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIG NATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGNETTE CORPORATION

Date: May 8, 2007	/s/ T. Patrick Kelly
T. Patrick Kelly Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)