Form 10-Q
period 2007-06-30
VIGNETTE CORP
filed 2007-08-08
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

As of July 31, 2007, there were 27,622,812 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended June 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

in thousands

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$86,674	$98,832
Short-term investments	80,466	105,622
Accounts receivable, net	35,735	35,700
Prepaid expenses and other current assets	4,512	7,163

Total current assets	207,387	247,317
Property and equipment, net	6,183	6,899
Investments	39,198	19,251
Goodwill	119,722	119,722
Other intangibles, net	21,700	25,900
Other assets	2,253	2,063

Total assets	$396,443	$421,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,701	$34,570
Deferred revenue	38,825	35,717
Other current liabilities	5,790	7,762

Total current liabilities	77,316	78,049
Deferred revenue, less current portion	1,045	2,203
Other long-term liabilities, less current portion	2,473	3,113

Total liabilities	80,834	83,365
Stockholders’ equity	315,609	337,787

Total liabilities and stockholders’ equity	$396,443	$421,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product license	$14,637	$15,336	$29,976	$30,802
Services	33,381	33,462	65,631	64,892

Total revenue	48,018	48,798	95,607	95,694
Cost of revenue:
Product license	476	573	685	1,336
Amortization of acquired technology	1,254	1,254	2,508	2,508
Services	15,967	15,292	31,987	29,714

Total cost of revenue	17,697	17,119	35,180	33,558

Gross profit	30,321	31,679	60,427	62,136
Operating expenses:
Research and development	7,754	8,757	15,627	17,149
Sales and marketing	15,454	18,099	29,427	35,564
General and administrative	4,784	4,642	9,978	9,141
Business restructuring charges (benefits)	(53)	292	(160)	267
Amortization of other intangibles	846	938	1,692	1,875

Total operating expenses	28,785	32,728	56,564	63,996

Income (loss) from operations	1,536	(1,049)	3,863	(1,860)
Other income, net:
Interest income and other, net	2,537	2,368	5,157	4,528
Purchase accounting credit	97	—	97	523
Gain on sale of intellectual property	—	—	263	—

Total other income, net	2,634	2,368	5,517	5,051

Income before provision for income taxes	4,170	1,319	9,380	3,191
Provision for income taxes	130	461	556	965

Net income	$4,040	$858	$8,824	$2,226

Basic net income per common share	$0.14	$0.03	$0.31	$0.08

Diluted net income per common share	$0.14	$0.03	$0.31	$0.07

Shares used in computing net income per common share
Basic	28,026	29,621	28,414	29,563
Diluted	28,455	29,873	28,846	29,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$8,824	$2,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,018	2,428
Non-cash compensation expense	1,762	2,009
Amortization of intangible assets	4,200	4,384
Non-cash restructuring benefits	(160)	267
Gain on sale of patent	(263)	—
Gain on disposal of fixed assets	(19)	—
Non-cash purchase accounting credit	—	(523)
Other non-cash charges, net	(80)	8
Changes in operating assets and liabilities	188	342

Net cash provided by operating activities	16,470	11,141
Investing activities:
Purchase of property and equipment	(1,270)	(2,227)
Maturity (purchase) of short-term investments, net	25,101	(35,970)
Maturity (purchase) of restricted investments	810	433
Proceeds from sale of patent	300	—
Maturity (purchase) of long-term investments	(20,936)	—
Proceeds from sale of equity securities	222	—
Other	64	18

Net cash provided by / (used in) investing activities	4,291	(37,746)
Financing activities:
Payments for treasury shares at cost	(36,020)	—
Proceeds from exercise of stock options and purchase of employee stock purchase plan shares	2,658	1,401

Net cash provided by / (used in) financing activities	(33,362)	1,401
Effect of exchange rate changes on cash and cash equivalents	443	562

Net change in cash and cash equivalents	(12,158)	(24,642)
Cash and cash equivalents at beginning of period	98,832	124,104

Cash and cash equivalents at end of period	$86,674	$99,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2007

NOTE 1 — General and Basis of Financial Statements

Vignette Corporation, along with its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”), develops and licenses content management software to enterprise customers globally. Our Web content management, collaboration, document and records management, imaging and workflow, portal, integration and interaction management products enable organizations to build, manage and deploy information-based applications. In addition, the company generates professional services revenue from maintenance and support fees and consulting fees for a variety of services including implementation, installation, configuration and training.

Vignette markets its products and services throughout the Americas, Europe, Africa, the Middle East, Asia and Australia. The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six-month periods ended June 30, 2007 and 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

NOTE 2 — Recent Accounting Pronouncements

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

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard permits but does not require entities to measure many financial instruments and certain other items at fair value. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations. The election is irrevocable once made. The statement is effective for the first fiscal year after November 15, 2007. The Company is currently evaluating the accounting permitted by the standard and has not determined if the fair value option will be elected for eligible financial instruments or other items.

NOTE 3 — Cash, Cash Equivalents, and Short-Term Investments

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

Short-term investments consist of the following (in thousands):

	June 30, 2007			December 31, 2006
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$18,262	$(11)	$18,251	$34,193	$17	$34,210
Corporate notes	19,801	(18)	19,783	29,441	9	29,450
Auction rate securities	42,432	—	42,432	41,962	—	41,962

	$80,495	$(29)	$80,466	$105,596	$26	$105,622

NOTE 4 — Long-term Investments

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

	June 30, 2007	December 31, 2006
Restricted investments (at cost which approximates fair value)	$5,497	$6,235
Long-term marketable securities	32,595	11,688
Equity investments:
Limited partnership interest	1,106	1,328

Total long-term equity investments	$39,198	$19,251

Long-term marketable securities consist of the following:

	June 30, 2007			December 31, 2006
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$17,591	$(24)	$17,567	$2,017	$(5)	$2,012
Corporate notes	15,038	(10)	15,028	9,676	—	9,676

	$32,629	$(34)	$32,595	$11,693	$(5)	$11,688

All long-term marketable securities mature in 2008 or 2009.

Fair values are based on quoted market prices where available. If quoted market prices are not available, management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments.

The Company held restricted investments in the form of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist. The average yield of these investments is approximately 4.9%.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions that reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized no impairment charges during the three and six months ended June 30, 2007 and 2006.

NOTE 5 — Intangible Assets

Intangible assets with indefinite lives

The net goodwill balance of $119.7 million at June 30, 2007 relates to the Tower Technology business combination completed in March 2004, the Intraspect business combination completed in December 2003, and the Epicentric business combination completed in December 2002.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. There were no indicators of impairment and no impairment charges were recorded in the three and six month periods ended June 30, 2007 and 2006, respectively.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Three Months ended June 30, 2007			Year ended December 31, 2006
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Business combinations:
Technology	$77,101	$(63,722)	$13,379	$77,101	$(61,214)	$15,887
Non-compete contracts	2,200	(1,967)	233	2,200	(1,792)	408
Customer relationships	23,400	(15,312)	8,088	23,400	(13,795)	9,605

Total	$102,701	$(81,001)	$21,700	$102,701	$(76,801)	$25,900

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three months ended June 30, 2007 and 2006 was $2.1 million and $2.2 million, respectively. Total amortization expense for the six months ended June 30, 2007 and 2006 was $4.2 million and $4.4 million, respectively. Of these totals, $0.8 million and $0.9 million was recorded as “Amortization of intangible assets” in operating expenses for the three months ended June 30, 2007 and 2006, respectively. The remaining $1.3 million and $1.3 million for the three months ended June 30, 2007 and 2006 was recorded as a cost of revenue. For the six months ended June 30, 2007 and 2006, respectively, $1.7 million and $1.9 million was recorded as “Amortization of intangible assets” in operating expenses. The remaining $2.5 million and $2.5 million for the six months ended June 30, 2007 and 2006 was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) for the remaining six months (remaining period) ending December 31, 2007 and the next three years is as follows:

For the remaining period ending December 31, 2007	$4,200
For the year ending December 31, 2008	$8,108
For the year ending December 31, 2009	$8,050
For the year ending December 31, 2010	$1,342

NOTE 6 — Current Liabilities

Current liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Accounts payable	$2,398	$2,842
Accrued employee liabilities	15,973	16,668
Accrued treasury stock liability	595	1,082
Accrued restructuring charges	2,061	2,119
Accrued exit costs	254	481
Accrued professional fees	4,364	3,580
Accrued sales and marketing expenses	1,219	1,741
Accrued other charges	5,837	6,057
Deferred revenue	38,825	35,717
Accrued income taxes	3,398	5,735
Accrued other taxes	2,392	2,027

	$77,316	$78,049

NOTE 7 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Accrued restructuring charges, net of current portion	$2,203	$3,038
Deferred revenue, less current portion	1,045	2,203
Other accrued liabilities	270	75

	$3,518	$5,316

NOTE 8 — Stockholders’ Equity

Stockholders’ equity consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Common stock	$305	$302
Additional paid-in capital	2,766,019	2,761,602
Treasury Stock	(49,198)	(13,664)
Accumulated other comprehensive income	2,288	2,176
Accumulated deficit	(2,403,805)	(2,412,629)

	$315,609	$337,787

In November 2006, the Company announced a program to repurchase up to $75 million of its common stock over a 12 month period. During the quarter, the Company purchased an additional 1,022,500 shares of common stock on the open market at an average price of $18.81. As of the end of the quarter, the Company had purchased a total of 2,759,500 shares at an average price of $17.83 since the share repurchase program commenced. Stock purchased under this program is identified as Treasury Stock in the table above.

NOTE 9 — Other Comprehensive Income

The Company’s other comprehensive income is included as a component of stockholders’ equity and is composed of (i) net income, (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of other comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$4,040	$858	$8,824	$2,226
Net change in foreign currency translation adjustments	77	328	151	224
Net change in unrealized gain (loss) on investments	(31)	(64)	(39)	(134)

Total comprehensive income	$4,086	$1,122	$8,936	$2,316

NOTE 10 — Stock-based Compensation

At June 30, 2007, the Company has five stock based compensation plans which are listed below. Effective January 1, 2006 the Company adopted Statement 123R, which prescribes accounting and reporting standards for all share-based compensation plans, including employee stock options, restricted stock awards, and employee stock purchase plans. In accordance with Statement 123R the fair value method has been applied using the modified prospective method, under which compensation cost has been recognized beginning January 1, 2006 (a) based on the requirements of Statement 123R for all share-based payments granted or modified after that date and (b) based on the previous requirements of Financial Accounting Standards No. 123, Stock-Based Compensation (“SFAS 123”) for all awards granted to employees prior to that date that remain unvested on January 1, 2006.

The Company recognized $1 million in the quarter ended June 30, 2007, for stock based compensation. This expense includes $0.5 million for stock options, $0.4 million for restricted stock awards, and $0.1 million for the employee stock purchase plan. The Company recognized $1.8 million in the six months ended June 30, 2007, for stock based compensation. The expense includes $0.9 million for stock options, $0.8 million for restricted stock awards, and $0.1 million for the employee stock purchase plan. The tables below present the costs recorded related to stock based compensation and the effect of stock based compensation on earnings per share for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30 ,
	2007	2006	2007	2006
Cost of revenue – services	$81	$114	$101	$260
Research and development	129	76	197	171
Sales and marketing	214	356	320	719
General and administrative	606	460	1,144	859

Total stock based compensation	$1,030	$1,006	$1,762	$2,009

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Effect of stock based compensation on earnings per share

Basic	$0.04	$0.03	$0.06	$0.06

Diluted	$0.04	$0.03	$0.06	$0.07

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

The following table summarizes stock option activity and related information through June 30, 2007.

	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Term	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Term	Aggregate Intrinsic Value
Outstanding at beginning of period	2,558,220	$22.06			2,262,272	$23.08
Granted	33,286	$18.85			655,786	$17.71
Exercised	(26,799)	$11.77			(186,246)	$11.98
Forfeited	(116,622)	$30.19			(283,727)	$30.79
Outstanding at end of period	2,448,085	$21.74	5.46	7,711,269	2,448,085	$21.74	5.46	7,711,269

Vested and expected to vest	1,991,409	$22.96	5.06	6,466,762	1,991,409	22.96	5.06	6,466,762
Exercisable at end of period	1,295,373	$26.70	4.07	4,274,269	1,295,373	$26.70	4.07	4,274,269

As of June 30, 2007, the estimated unamortized cost for outstanding stock options is approximately $5.3 million. The estimated unamortized cost is net of estimated forfeitures used in computing compensation expense. The Company expects to recognize that expense over a weighted average period of approximately 1.6 years. The aggregate intrinsic value of stock options exercised for the three and six months ended June 30, 2007 was approximately $1.0 million and $1.2 million, respectively.

The following table summarizes information about stock options outstanding as of June 30, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.01 - $ 15.00	692,507	4.8	$11.66	484,499	$11.33
$ 15.01 - $ 30.00	1,450,818	6.5	18.13	506,114	20.25
$ 30.01 - $ 50.00	140,770	2.4	38.61	140,770	38.61
$ 50.01 - $ 75.00	78,504	2.0	55.95	78,504	55.95
$ 75.01 - $150.00	78,405	1.1	84.40	78,405	84.40
$ 150.01 - $250.00	1,750	1.3	186.88	1,750	186.88
$ 250.01 - $700.00	5,331	0.7	388.01	5,331	388.01

	2,448,085	5.46	$21.74	1,295,373	$26.70

Fair value disclosure for Stock Options

Actual compensation cost for the three and six months ended June 30, 2007 has been recognized using the fair value method as required by Statement 123R and has been included in the determination of net income and net income per share.

Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions, for stock options and the ESPP granted in the three months ended June 30, 2007 and 2006, respectively:

	Employee Stock Options		Employee Stock Purchase Plan
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Risk-free interest rate	4.71%	5.10%	5.09%	4.58%
Weighted average expected term of options (years)	4.0	3.0	.75	.75
Dividend rate	0.0%	0.0%	0.0%	0.0%
Assumed Volatility	51%	55%	37%	36%
Weighted average grant date fair value of options granted:	$8.15	$5.67	$5.29	$4.56

Note: Employee stock options are issued with the exercise price at or above quoted market value at date of grant; therefore, there is no intrinsic value. We have assumed an annual forfeiture rate of 15% for stock options. Under the ESPP, shares are issued with an exercise price at fair market value less a 15% discount.

Fair Value disclosure for restricted stock awards

All outstanding restricted stock awards (RSAs) were issued with a zero exercise price. Therefore, the fair value of RSAs is generally equal to their intrinsic value at date of grant. The total intrinsic value at date of grant for the RSAs outstanding at June 30, 2007 is approximately $4 million with an unamortized cost of approximately $3 million as of June 30, 2007.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Aggregate Intrinsic Value (in 000s)
Outstanding and unvested at December 31, 2006	195,936	$15.19	1.9	$2,976
Granted	105,786	$17.73		1,876

Vested	(35,702)	$14.91		(532)

Forfeited	(15,034)	$17.59		(264)

Outstanding and unvested at June 30, 2007	250,986	$16.16	2.0	$4,056

NOTE 11 — Income Taxes

Income tax expense for the quarter consists primarily of estimated withholding taxes, income taxes due in certain foreign jurisdictions, recognition of previously unrecognized tax benefits, and the Alternative Minimum Tax in the United States. Income tax expense amounts (in thousands) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Provision for income taxes	$130	$461	$556	$965

The Company’s estimated effective tax rate and associated provision for income taxes for the three months ended June 30, 2007 is based on an estimate of consolidated earnings before taxes for fiscal 2007. The estimated effective tax rate is impacted primarily by the worldwide mix of estimated consolidated earnings before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.

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

Upon the acquisition of Tower Technology, the Company acquired income tax exposures in several jurisdictions. As part of purchase accounting of the acquisition, the Company recorded an income tax liability for the estimated amount of the pre-acquisition tax exposures and an other receivable for the ability to have any payment of pre-acquisition tax exposures refunded by a purchase funds escrow account established at the date of acquisition. During the period ended June 30, 2007, the Company reached final agreement with the relevant taxing authorities and made final payment in settlement of the pre-acquisition tax exposures. A claim was made to the escrow account for the eligible taxes paid. The balance of the accrued income tax liability and other receivable balances of approximately $2.5 million were reversed. This offsetting reversal had no impact on the income tax provision in the current period.

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

An income tax benefit of approximately $0.3 million was recognized in the current period as a result of recognizing previously unrecognized tax benefits upon settling a tax examination with the United Kingdom. No other material adjustments occurred during the current period related to the balance of unrecognized tax benefits. This brings the June 30, 2007 balance of unrecognized tax benefits to approximately $10.7 million. Included in this amount is approximately $1.9 million of unrecognized tax benefits, which if recognized, would reduce the effective tax rate.

NOTE 12 — Earnings Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. The Company excludes outstanding stock options from the computation of diluted earnings per share when such inclusion would be anitidilutive. The Company excluded 0.7 million outstanding stock options for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006, the company excluded 2.1 million and 2.1 million, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006, respectively (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$4,040	$858	$8,824	$2,226
Denominator:
Weighted Average Shares Outstanding:
Basic	28,026	29,621	28,414	29,563
Stock options, ESPP, and restricted shares	429	252	432	222

Diluted	28,455	29,873	28,846	29,785

Earnings per common share:
Basic	$0.14	$0.03	$0.31	$0.08
Diluted	$0.14	$0.03	$0.31	$0.07

NOTE 13 — Commitments and Contingencies

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

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the District Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved because the settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. The plaintiffs now plan to replead their complaints and move for class certification again. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than Vignette’s insurance coverage. The Company is unable to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period. The Company will continue to defend itself vigorously against this lawsuit.

Millennium L.P. vs Vignette Corporation

On June 6, 2007, a patent infringement lawsuit was filed against the Company in the United States District Court for the Southern District of New York (“the Court”) by Millennium L.P.( “Millennium” ), for the alleged infringement of various patents by the Company’s products (Case No. 07 CIV 4800) . The patents asserted against the Company are United States Patent Nos. 5,258,855, 5,369,508, 5,625,465, 5,768,416, and 6,094,505. The Complaint also alleges willful infringement of the patents by the Company, and seeks a preliminary and permanent injunction of the alleged infringing acts by the Company, as well as trebling of unspecified damages. The Company filed its answer to the Complaint on July 10, 2007, denying the claims of Millennium and raising various defenses. On July 10, 2007, the Company also counterclaimed for a declaratory judgment that United States Patent Nos. 5,258,855, 5,369,508, 5,625,465, 5,768,416, and 6,094,505 are not infringed by the Company and are invalid. Millennium replied to the counterclaim on July 11, 2007.

Litigation and Other Claims

We are also subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows.

Lease Commitments

The Company leases its office facilities and equipment under various operating lease agreements having expiration dates through 2011. Rent expense, excluding vacated properties, was $0.8 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively. Rent expense, excluding vacated properties, was $1.6 million and $2.5 million for the six months ended June 30, 2007 and 2006, respectively. Future minimum payments as of June 30, 2007 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2007	$3,299	$1,157
2008	4,744	2,102
2009	3,831	1,862
2010	2,979	1,411
2011	2,254	1,157

Total minimum lease payments	$17,107

Total minimum sublease rentals		$7,689

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

Vignette’s Next-Generation Web solution helps our customers improve the way they manage, deliver and provide interactive access to business content. This solution helps organizations understand customer needs – by analyzing what they’ve done and asked for before – and then put business content to use online to meet those needs. It gives organizations the ability to deliver online content in a highly personalized fashion, according to customers’ own requirements and desires. It helps them create large, feature-rich online communities with the interactivity and content contribution that today’s audiences expect, and the performance and scalability that global enterprises require. And it lets them conduct long-running online dialogs with individuals or groups, adding tremendous power to technologies as simple as e-mail.

Some of our customers also want to use the online channel to connect customers and other key audiences with internal business processes. In particular, public sector organizations and commercial organizations in the financial services, insurance, and healthcare industries are making technology investments that allow them to extend business activities – loan origination, case processing, customer service, and similar processes – to the Web. Vignette’s Imaging and Workflow solution is expressly designed to provide these capabilities.

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

Overview of Second Quarter Results

The Company reported total revenues of $48.0 million for the three months ended June 30, 2007 versus $48.8 million of total revenues for the three months ended June 30, 2006 or a decrease of 2% over the same period last year.

More specifically, license revenues were $14.7 million in the second quarter of 2007 compared to $15.3 million for the second quarter of 2006, a decrease of 5%. Maintenance and support revenues of $20.5 million in the second quarter of 2007 were up 1% from the $20.4 million for the second quarter of 2006. Professional services revenues of $12.8 million in the second quarter of 2007 were down 2% from $13.0 million as compared to the same period in 2006. International revenue comprised 39% of total revenue for both of the quarters ended June 30, 2007 and 2006. No single customer accounted for more than 10% of our quarterly revenues.

Operating income increased to $1.5 million in the second quarter of 2007 compared to an operating loss of $1.0 million in the second quarter of 2006. The increase in operating income was due to lower operating expenses. Net income increased to $4.0 million which was a 371% improvement over the $0.9 million in the second quarter of 2006. The higher net income was also due to the decrease in operating expenses coupled with higher other income and lower income taxes.

Total expenses, including both cost of revenue and operating expenses, were $46.5 million and $49.8 million for the three months ended June 30, 2007 and 2006, respectively. This is a $3.3 million reduction in the second quarter of 2007 versus the second quarter of 2006 or 7%. Total expenses for the three months ended June 30, 2007 included $2.7 million for the following charges and benefits; amortization of acquired technology and other intangibles of $2.1 million; stock option expense of $0.6 million; and business restructuring benefits of $0.05 million. Excluding stock option expense and business restructuring benefits, these charges relate to our previous acquisitions.

The remaining expenses of $43.8 million for the second quarter of 2007, excluding the $2.7 million described above, decreased 6% as compared to the same period in 2006. The decrease is a combination of higher costs of revenue of $0.6 million offset by lower operating expenses of $3.9 million. The higher costs of revenue were driven primarily by our professional services organization where we saw an increase in the use of third party subcontractors and incurred severance costs in the second quarter of 2007 in our European services organization. Research and development costs were lower by $1.0 million due to lower headcount related expenses. Sales and marketing expenses declined by $2.6 million due primarily to lower headcount related expenses coupled with a decrease in discretionary spending. General and administrative expenses were higher by $0.1 million due to higher professional services fees compared to the same period in the prior year.

Total cash and short-term investments decreased by $21.7 million during the quarter to $167 million as of June 30, 2007. The decrease is primarily due to the expenditure of approximately $18.8 million to repurchase shares of the Company’s common stock and the investment of $11.7 million in long-term marketable securities. We have no debt outstanding.

Our headcount at June 30, 2007 was 664, an increase of 24 from 640 at March 31, 2006, and a decrease of 94 from 758 at June 30, 2006. The large decline from June 30, 2006 is the result of both a reorganization that took place in October 2006, predominantly impacting our engineering department, and as a result of attrition losses of sales and marketing personnel. The Company is actively working to increase the number of sales and marketing personnel and has added 32 employees this quarter.

Forward-looking Information

During our second quarter 2007 financial results conference call on July 26, 2007, we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended September 30, 2007.

For the third quarter of 2007, we expect total revenue to be between $46 million and $50 million, with license revenue accounting for approximately 30% to 33% of total revenue and services accounting for the remainder.

	Range for quarter ended September 30, 2007
	(in millions)
Total Revenue	$46	—	$50
Gross Margin	64%	—	66%

In terms of operating expenses, we expect research and development to be approximately 16% to 17% of revenue, sales and marketing to be approximately 34% to 37% of revenue, and general and administrative to be approximately 10% of revenue.

Third quarter GAAP net income is currently expected to be between $0.05 and $0.12 per share on a fully diluted basis, assuming 27.7 million shares outstanding.

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

We will seek to improve direct and indirect sales channel productivity. We will strive to encourage cross-functional team selling through enhanced team realignment around customer accounts and regions, and meet market-specific needs for designated solution areas through specialized teams with subject-matter expertise in areas such as healthcare, imaging and workflow, next generation web presence and collaborative records and document management. We will continue to focus on the indirect channel as a means to better distribute and expose our software and solutions to the marketplace. We will also continue to focus on realizing efficiencies and cost-savings across our business.

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

Management has discussed with and agreed upon the development and selection of the following critical accounting policies with the Audit Committee of the Board of Directors:

•	Revenue recognition;

•	Estimating the allowance for doubtful accounts;

•	Stock based compensation ;

•	Accounting for Income Taxes ;

•	Estimating business restructuring accruals; and

•	Valuation of goodwill and identifiable intangible assets.

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

Where software licenses are sold with maintenance or other services, we allocate the total fee to the various elements based on the fair values of the elements specific to us. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate. If we do not have VSOE for one of the delivered elements of an arrangement, but do have VSOE for all undelivered elements, we use the residual method to record revenue. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value and the remaining arrangement fee, including any discount, is then allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount.

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

Accounting for Income Taxes. We account for the effect of income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and the various interpretations thereof. At the end of each interim period we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimated effective tax rate is used to determine income taxes on a current year-to-date basis from ordinary operations. Estimating an effective tax rate involves estimates and forecasts by management in arriving at an estimated full year tax liability on a legal entity basis. In each successive interim period, to the extent our estimates need to be revised, we expect that our effective tax rate will change accordingly, affecting tax expense (or benefit) for both that successive interim period as well as year-to-date interim results. In addition to the tax provision attributable to ordinary operations, the income tax expense recorded will also reflect the impact of discrete adjustments for each interim period.

Deferred tax assets and liabilities result from temporary differences between the GAAP and tax treatment of certain income and expense. We must assess, and make estimates regarding, the likelihood that our deferred tax assets will be recovered. To the extent that we determine that the deferred tax assets will not be recovered, we must establish a valuation allowance against such assets. In making such a determination, we must take into account positive and negative evidence including projections of future taxable income and assessments of potential tax planning strategies.

Tax contingencies are provided for in accordance with the requirements of FIN 48, Accounting for Uncertainties in Income Taxes. Although we believe that we have appropriate support for the positions taken on our tax filings across all of the jurisdictions in which we operate, we must evaluate potential uncertainties and record a liability for our best estimate of the probable loss on certain of these positions. We believe that our accruals related to such uncertainties are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. However, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities, necessitating a material adjustment to our income tax provision, net income, or cash flows in the period or periods in which such determination is made.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product license	30%	31%	31%	32%
Services	70	69	69	68

Total revenue	100	100	100	100
Cost of revenue:
Product license	1	1	1	1
Amortization of acquired technology	3	3	3	3
Services	33	31	33	31

Total cost of revenue	37	35	37	35

Gross profit	63	65	63	65
Operating expenses:
Research and development	16	18	16	18
Sales and marketing	32	37	31	37
General and administrative	10	10	10	10
Purchased in-process research and development, acquisition-related and other charges	—	—	—	—
Business restructuring charges (benefits)	—	—	—	—
Amortization of other intangibles	2	2	2	2

Total operating expenses	60	67	59	67

Income (loss) from operations	3	(2)	4	(2)
Other income, net:	6	5	6	5

Income before provision for income taxes	9	3	10	3
Provision for income taxes	1	1	1	1

Net income	8%	2%	9%	2%

Comparison of the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006 (in thousands except percentages)

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	fluctuation	2007	2006	fluctuation
Product license	$14,637	$15,336	(5)%	$29,976	$30,802	(3)%
Services revenue:
Maintenance and support	20,540	20,423	1%	39,926	39,720	1%
Professional services	12,841	13,039	(2)%	25,705	25,172	2%

Total services revenue	33,381	33,462	—	65,631	64,892	1%

Total revenue	$48,018	$48,798	(2)%	$95,607	$95,694	—

Total revenue decreased 2% in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Total revenue didn’t change significantly for the six months ended June 30, 2007 as compared to same period in 2006. The decrease is primarily due to reduced product license revenue.

Product license. Product license revenue decreased 5% and 3% during the three and six months ended June 30, 2007, respectively, as compared to the same periods last year. The Company attributes the decline in license revenue to attrition of sales personnel that limited the Company’s market reach.

Services. Total services revenue increased 1% in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 and remained relatively unchanged in the three months ended June 30, 2007 as compared to the same period last year. The increase for the six months ended June 30, 2007 was primarily attributable to professional services as maintenance and support remained relatively unchanged.

During the comparative three months ended June 30, 2007 and 2006, no single customer accounted for more than 10% of our total revenues. International revenue was $18.9 million and $19.1 million, or 39% and 39% of total revenues in the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, respectively, international revenue was $35.2 million and $34.3 million, or 37% and 36% of total revenues.

Cost of Revenue

Cost of revenue consists of the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing maintenance and support and professional services.

Cost of revenue amounts and percentages are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	fluctuation	2007	2006	fluctuation
Product license	$476	$573	(17)%	$685	$1,336	(49)%
Amortization of acquired technology	1,254	1,254	—	2,508	2,508	—
Maintenance and support	3,287	3,243	1%	6,397	6,406	—
Professional services	12,680	12,049	5%	25,590	23,308	10%

Total cost of services revenue	15,967	15,292	4%	31,987	29,714	8%

Total cost of revenue	17,697	17,119	3%	35,180	33,558	5%

Gross profit	$30,321	$31,679	(4)%	$60,427	$62,136	(3)%

As a percentage of sales, gross profit represented 63% and 65% for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, gross profit represented 63% and 65% of sales, respectively. The decline in gross profit on a percentage basis and in absolute dollars for both periods is due to the increased costs of professional services. Professional services costs of revenue rose due to an increase in the use of third party subcontractors and severance costs incurred in the second quarter of 2007 in our European services organization.

Operating expenses

Operating expense amounts and percentages are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	fluctuation	2007	2006	fluctuation
Research and development	$7,754	$8,757	(11)%	$15,627	$17,149	(9)%
Sales and marketing	15,454	18,099	(15)%	29,427	35,564	(17)%
General and administrative	4,784	4,642	3%	9,978	9,141	9%
Business restructuring charges (benefits)	(53)	292	(118)%	(160)	267	(160)%
Amortization of intangible assets	846	938	(10)%	1,692	1,875	(10)%

Total operating expenses	$28,785	$32,728	(12)%	$56,564	$63,996	(12)%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 11% and 9% in the three and six months ended June 30, 2007 compared to the same periods in 2006. The quarter-over-quarter decrease of $1 million is due to lower headcount related expenses. We believe that continued investment in research and development is critical to attaining our strategic objectives.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, as well as bad debt charges. Sales and marketing expenses decreased 15% and 17% in the three and six months ended June 30, 2007. The decrease in sales and marketing expenses is primarily headcount related as the Company lost a number of sales and marketing personnel through attrition. In addition, the Company reduced some discretionary costs associated with corporate events and marketing programs. The Company increased Sales and Marketing headcount by 32 in the quarter and continues to hire additional sales personnel to bring headcount up to appropriate levels. We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period due to seasonality, sales cycles, the timing of new product releases, entry into new market areas, investment in marketing efforts, and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, legal, accounting, facilities, and information technology. General and administrative expenses increased 3% and 9% in the three and six months ended June 30, 2007. The increase is due to higher professional services fees. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on seasonality, sales cycles, regulatory requirements, legal proceedings and fees paid to outside professional service providers.

Business restructuring charges (benefits). Business restructuring charges (benefits) consist primarily of adjustments to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. Business restructuring charges decreased 118% and 160% in the three and six months ended June 30, 2007. There can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change.

Amortization of intangible assets. Amortization of intangible assets includes amortization of customer relationships and non-compete contracts. Intangible amortization expense decreased 10% and 10%, respectively, in the three months and six months ended June 30, 2007 (excluding amortization expenses related to acquired technology) as compared to the same periods last year. This decrease relates to the decline in amortization expense for assets assumed from the Tower Technology acquisition as the remaining unamortized cost continues to decline. Amortization expense is recorded ratably over the estimated useful lives of the intangible assets, which range from two to six years.

Stock based compensation

The company records stock based compensation in the appropriate functional expense categories, which are Cost of revenue – services, Research and development, Sales and marketing, and General and administrative. Under Statement 123R the Company records expense for stock compensation based on the grant date fair value. The Company determines grant date fair value for stock options and the ESPP using the Black-Scholes option pricing model. The fair value for restricted stock awards (RSAs) is generally equal to their intrinsic value at the date of grant. For the three months ended June 30, 2007, the Company recorded $0.5 million for stock options, $0.4 million for restricted stock awards, and $0.1 million for the employee stock purchase plan. For the six months ended June 30, 2007, the Company recorded $0.9 million for stock options, $0.8 million for restricted stock awards, and $0.1 million for the employee stock purchase plan. Prior to the adoption of Statement 123R the Company did not record any expense for stock options with zero intrinsic value or the ESPP.

The Company still expects to issue stock options but has shifted to offering some stock based compensation in the form of RSAs.

Stock compensation expense is attributable to the following cost categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue-services	$81	$114	$101	$260
Research and development	129	76	197	171
Sales and marketing	214	356	320	719
General and administrative	606	460	1,144	859

	$1,030	$1,006	$1,762	$2,009

Other income and expense

Other income and expense for the three and six month periods ended June 30, 2007 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	fluctuation	2007	2006	fluctuation
Interest income	$2,465	$2,400	7%	$5,297	$4,468	14%
Other income (expense), net	72	(32)	325%	(140)	60	(333)%
Gain on sale of intellectual property	—	—	—	263	—	100%
Purchase accounting credit	97	—	100%	97	523	(81)%

	$2,634	$2,368	11%	$5,517	$5,051	9%

Other income increased 11% and 9% for the three and six months ended June 30, 2007 as compared to the same periods in 2006, respectively. This increase is primarily attributable to increased yields on invested funds, a one time gain on the sale of intellectual property and a reduction in the amount of purchase accounting benefits recognized.

At June 30, 2007, our unrestricted, long-term equity investments totaled $1.1 million. Future adverse changes in market conditions or poor operating results of an investee could require future impairment charges.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	June 30, 2007	December 31, 2006
Cash and cash equivalents	$86,674	$98,832
Short-term investments	$80,466	$105,622
Working capital	$130,071	$169,268
Current ratio	2.7:1	3.2:1
Days of sales outstanding – for the quarter ended	68	61

At June 30, 2007 we had $167.1 million in cash, cash equivalents and short-term investments and no debt. We generally invest cash exceeding our operating requirements in short-term or long-term, investment-grade securities and classify these investments as available-for-sale.

Net cash provided by operating activities was $16.5 million and $11.1 million during the first six months of 2007 and 2006, respectively. The increase in cash from operations reflects a reduction in cash charges, primarily sales and marketing and research and development costs.

Net cash provided by investing activities was $4.3 million during the first six months of 2007, as compared to net cash used in investing activities of $37.7 million during the same period in 2006. The decrease in investing outflows is primarily due to the maturity of short term investments, the proceeds from which have been used either to purchase shares of the company’s common stock as part of our stock repurchase program or re-invested in longer term investments. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in securities to maximize investment yields while preserving cash flow for operational purposes, and acquisition of intellectual property or complementary businesses to expand our market share.

Net cash used in financing activities was $33.4 million for the first six months of 2007 and net cash provided by financing activities was $1.4 million during the first six months of 2006. Our financing activities consisted of purchases of our common stock in the open market in accordance with our stock repurchase program, and proceeds from issuing shares to meet the requirements of employee stock option exercises and the employee stock purchase plan. During the first six months the Company experienced an increase in the exercise of vested stock options. Total cash received for the first six months of 2007 for stock option exercises and the employee stock purchase plan was $2.7 million as compared to $1.4 million during the same period in 2006. This was offset by payments of $36 million for treasury shares, leading to an increase in financing outflows as compared to the first half of 2006.

Our long-term investments are classified as available-for-sale and consist of long-term marketable securities, a limited partnership interest in a technology incubator and cash collateral pledged for certain lease and tax obligations. At June 30, 2007, long-term investments totaled $39.2 million, compared to $19.3 million at December 31, 2006. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At June 30, 2007 and December 31, 2006, we had pledged approximately $5.5 million and $6.2 million, respectively, as cash collateral for certain of our lease and tax obligations. These investments will remain restricted to the extent that the security requirements exist or until the tax obligations are settled.

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

Off-Balance Sheet Arrangements

Lease Commitments

The Company leases its office facilities and equipment under various operating lease agreements having expiration dates through 2011. Future minimum payments as of June 30, 2007 under our lease obligations, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2007	$3,299	$1,157
2008	4,744	2,102
2009	3,831	1,862
2010	2,979	1,411
2011	2,254	1,157

Total minimum lease payments	$17,107

Total minimum sublease rentals		$7,689

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States of America and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Africa, the Middle East, Asia and Australia where transactions are denominated in the local currency of each location. As a result, our financial results could be affected by changes in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies and therefore, financial reporting of our foreign operations is subject to foreign currency risk. Gains and losses on hedging contracts are reflected currently in other income and expense. We typically limit the duration of our foreign currency forward contracts to 90 days. We do not invest in contracts for speculative purposes. Our foreign exchange exposures are monitored regularly to ensure the overall effectiveness of our foreign currency hedge positions. As part of this monitoring program, in order to evaluate the effectiveness of our hedging practices, in the second quarter of 2007 we did not replace foreign currency hedge positions which expired. Consequently, at June 30, 2007 we had no foreign currency contracts outstanding. For the six months ended June 30, 2007, the Company recognized a foreign exchange loss of $162 thousand including the impact of foreign exchange contracts.

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

At June 30, 2007, our cash and cash equivalents consisted primarily of commercial paper. Short-term investments consist of marketable securities including corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies and auction rate securities. Our marketable securities that are classified as short-term investments will mature in less than one year from June 30, 2007. Auction rate securities may have nominal maturity dates that are more than one year from June 30, 2007, but are classified as short term investments by the Company. These securities are classified as available-for-sale and are recorded at their estimated fair value.

Long-term investments. At June 30, 2007, long-term investments consisted of long-term marketable securities, a limited partnership interest in a technology incubator, and cash collateral pledged for certain lease and tax obligations. We periodically analyze our long-term investments for impairments that could be considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized no impairment charges during the three and six months ended June 30, 2007 and 2006. We classify our long-term investments as available-for-sale.

We held approximately $5.5 million and $6.2 million in restricted investments at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, restricted investments consisted of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist or until the tax obligations are settled. The average yield of these investments is approximately 4.9%.

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

PART II — OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Securities Class Action

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York in an action captioned Leon Leybovich v. Vignette Corporation, et al., seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company's initial public offering of Vignette stock in February 1999 and the Company's secondary public offering of Vignette stock in December 1999—Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company's initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in "tie-in arrangements" whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company's initial public offering and the prospectus and registration statement for the Company's secondary public offering. The action seeks damages in an unspecified amount.

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

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the District Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved because the settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. The plaintiffs now plan to replead their complaints and move for class certification again. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than Vignette’s insurance coverage. The Company is unable to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period. The Company will continue to defend itself vigorously against this lawsuit.

Millennium L.P. vs Vignette Corporation

On June 6, 2007, a patent infringement lawsuit was filed against the Company in the United States District Court for the Southern District of New York ("the Court") by Millennium L.P.( "Millennium" ), for the alleged infringement of various patents by the Company’s products (Case No. 07 CIV 4800) . The patents asserted against the Company are United States Patent Nos. 5,258,855, 5,369,508, 5,625,465, 5,768,416, and 6,094,505. The Complaint also alleges willful infringement of the patents by the Company, and seeks a preliminary and permanent injunction of the alleged infringing acts by the Company, as well as trebling of unspecified damages. The Company filed its answer to the Complaint on July 10, 2007, denying the claims of Millennium and raising various defenses. On July 10, 2007, the Company also counterclaimed for a declaratory judgment that United States Patent Nos. 5,258,855, 5,369,508, 5,625,465, 5,768,416, and 6,094,505 are not infringed by the Company and are invalid. Millennium replied to the counterclaim on July 11, 2007.

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

Risks Related to Our Business

We Are Profitable but May not be Able to Sustain Consistent Profitability

Although we recorded a profit in the first six months of fiscal 2007, we cannot be certain that we will generate sufficient revenues to maintain profitability. If we do maintain profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. To achieve and sustain profitable operations and positive cash flows, we must increase our license and support services revenues. If our revenues do not grow at a rate greater than expenses required to fund our continuing operations, we will not be able to maintain the profitability recorded in the first six months of fiscal 2007, which could cause the price of our common stock to decline.

We Expect Our Quarterly Revenues and Operating Results to Fluctuate

Our revenues and operating results have varied significantly from quarter to quarter in the past and we expect that our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

•	demand for our products and services;

•	the timing of sales of our products and services;

•	the timing of customer orders and product implementations;

•	seasonal fluctuations in information technology purchasing;

•	unexpected delays in introducing new products and services;

•	increased expenses, whether related to sales and marketing, product development, product migration and customer support, or administration;

•	changes in the rapidly evolving market for Web-based applications;

•	the mix of product license and services revenue, as well as the mix of products licensed;

•	the mix of services provided and whether services are provided by our own staff or third-party contractors;

•	the mix of domestic and international sales;

•	attrition of key sales and other customer facing personnel;

•	difficulties in collecting accounts receivable;

•	costs related to possible acquisitions of technology or businesses;

•	global events, including terrorist activities, military operations and widespread epidemics;

•	the general economic climate;

•	changes to our licensing and pricing model; and

•	difficulty in developing and maintaining an indirect sales channel.

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

We Must Overcome Significant Challenges in Integrating Businesses Operations and Product Offerings to Realize the Benefits of our Business Combinations

As part of our overall strategy, we have acquired or invested in, complementary companies, products, and technologies. The Company will continue to consider strategic acquisitions. Risks commonly associated with such transactions include:

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

Prior to an acquisition, the acquired company operates independently, with its own business, culture, markets, clients, employees and systems. Following the acquisitions, we must operate as a combined organization, utilizing common information communication systems, operating procedures, financial controls and human resource practices, including benefits, training and professional development programs. There may be substantial difficulties, costs and delays involved in the integration. There can be no assurance that we will succeed in addressing these risks or any other problems encountered in connection with the acquisition.

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

Acquisitions Could Disrupt Our Business, Adversely Affect Our Operating Results and Harm our Stockholder Value

The Company will continue to consider strategic acquisitions. We may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Failure to successfully integrate acquisitions could seriously harm our business, our operating results and adversely impact our existing stockholders value.

In addition, the market price of our common stock could decline as a result of future acquisitions, based on the occurrence of a number of events, including:

•	delays or failure in the integration of technology, products or operations;

•	the belief that we have not realized the perceived benefits of the acquisitions in a timely manner or at all;

•	the dilution of our existing stockholders resulting from issuance of our shares to the acquired company’s shareholders;

•

the potential negative effect of the acquisition on our operating results, including the impact of amortization of intangible assets, other than goodwill, created by the acquisition and claims that may arise for which we are not indemnified.; and

•	the impact of impairment of goodwill or other acquisition-related intangible assets.

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

Our Ability to Use Net Operating Losses to Offset Future Taxable Income may be Subject to Certain Limitations.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) to offset future taxable income. A substantial portion of our existing NOLs and tax credits relate to companies that we have acquired and may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs and tax credits of companies that we may acquire in the future may be subject to limitations. Our existing NOLs and tax credits may be subject to limitations arising from future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code, potentially further limiting our ability to utilize our NOLs and tax credits. For these reasons, we may not be able to utilize a material portion of the NOLs and tax credits disclosed in our financial statements to offset future income. This may result in a substantial increase to income tax expense in future periods.

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

Our Future Revenue is Dependent Upon Our Ability to Successfully Market Our Existing and Future Products and Solutions

We expect that our future financial performance will depend significantly on revenue from existing and future software products and the related tools that we plan to develop. There are significant risks inherent in a product introduction. Market acceptance of our products will depend on continued market development for Web applications and services and the continued commercial adoption of our existing and future products. We cannot be certain this will occur. We cannot be certain that our existing or future products will meet customer performance needs or expectations when released or that they will be free of significant software defects or bugs. If our products do not meet customer needs or expectations, for whatever reason, upgrading or enhancing the product could be costly and time-consuming.

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

To Increase Market Awareness of Our Products and Generate Increased Revenue, We Need to Continue to Strengthen Our Sales and Distribution Capabilities

Our direct and indirect sales operations must increase market awareness of our products to generate increased revenue. We cannot be certain that we will be successful in these efforts. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. The market for talented sales resources is very competitive. We have experienced attrition in our sales force. To continue to strengthen sales and distribution, we must continue to hire a significant number of sales personnel. All new hires will require training and will take time to achieve full productivity. We cannot be certain that our new hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future. We plan to expand our relationships with systems integrators and certain third-party resellers to build an indirect influence and sales channel. In addition, we will need to manage potential conflicts between our direct sales force and any third-party reselling efforts.

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

Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property from Infringement or a Claim of Infringement

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation. We are currently involved in one such claim as set forth in the section entitled “LEGAL PROCEEDINGS”. Said litigation or any future litigation to either protect our intellectual property or as a result of an alleged infringement of other’s intellectual property, will require us to do one or more of the following:

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

Our Business May Be Adversely Affected by Class Action Litigation Due to Stock Price Volatility

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in “Legal Proceedings” of this Report. The defense of this litigation may increase our expenses and divert our management’s attention and resources, and an adverse outcome could harm our business and results of operations. Additionally, we may in the future be the target of similar litigation. Future securities litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2006, the Board of Directors of the Company approved a stock repurchase program of up to $75 million of the Company’s common stock over the next 12 months. Purchases will be made from time to time as market and business conditions warrant, in the open market, negotiated or block transactions, in accordance with applicable laws, rules and regulations. The table below sets forth the purchases made during the second quarter of fiscal 2007.

Month	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under plans or programs (in 000s)
April	172,800	19.03	172,800	41,749
May	526,500	18.76	526,500	31,872
June	323,200	18.78	323,200	25,802
Total	1,022,500	18.81	1,022,500

ITEM 5 — OTHER INFORMATION

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors, employees, and certain other persons to enter into trading plans complying with Rule 10b5-l under the Securities Exchange Act of 1934, as amended. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

We anticipate that, as permitted by Rule 10b5-l and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-l and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and Form 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

During the period ended June 30, 2007, the following executive officers have entered into an individual Rule 10b5-1 trading plan pursuant to which stock of the company will be sold from their account from time to time in accordance with the provisions of the trading plans without any further action or involvement by the officers: T. Patrick Kelly, Chief Financial Officer.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGNETTE CORPORATION

Date: August 8, 2007	/s/ T. Patrick Kelly
T. Patrick Kelly Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)