Form 10-Q
period 2007-09-30
VIGNETTE CORP
filed 2007-11-07
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

As of October 31, 2007, there were 26,625,135 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended September 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

in thousands

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$132,526	$98,832
Short-term investments	31,160	105,622
Accounts receivable, net of allowances of $1,965 and $2,600, respectively	28,184	35,700
Prepaid expenses and other current assets	4,591	7,163

Total current assets	196,461	247,317
Property and equipment, net	6,194	6,899
Investments	36,909	19,251
Goodwill	119,178	119,722
Other intangibles, net	19,600	25,900
Other assets	1,884	2,063

Total assets	$380,226	$421,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29,896	$34,570
Deferred revenue	35,745	35,717
Other current liabilities	4,799	7,762

Total current liabilities	70,440	78,049
Long-term liabilities, less current portion	3,422	5,316

Total liabilities	73,862	83,365
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 27,208,502 and 29,378,968 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively (net of treasury shares of 3,734,991 and 1,028,517 as of September 30, 2007 and December 31, 2006, respectively)	272	294
Additional paid-in capital	2,704,382	2,747,946
Accumulated other comprehensive income	2,471	2,176
Retained earnings	(2,400,761)	(2,412,629)

Total stockholders’ equity	306,364	337,787
Total liabilities and stockholders’ equity	$380,226	$421,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product license	$8,038	$16,351	$38,014	$47,153
Services	35,509	32,951	101,140	97,843

Total revenue	43,547	49,302	139,154	144,996
Cost of revenue:
Product license	428	495	1,113	1,831
Amortization of acquired technology	1,254	1,254	3,762	3,763
Services	14,338	15,131	46,325	44,845

Total cost of revenue	16,020	16,880	51,200	50,439

Gross profit	27,527	32,422	87,954	94,557
Operating expenses:
Research and development	7,318	8,509	22,945	25,658
Sales and marketing	14,064	17,655	43,491	53,218
General and administrative	4,833	4,569	14,811	13,710
Business restructuring charges/(benefits)	43	(32)	(117)	234
Amortization of other intangibles	846	938	2,538	2,813

Total operating expenses	27,104	31,639	83,668	95,633

Income (loss) from operations	423	783	4,286	(1,076)
Other income, net	2,894	2,769	8,411	7,820

Income before provision for income taxes	3,317	3,552	12,697	6,744
Provision for income taxes	274	274	830	1,240

Net income	$3,043	$3,278	$11,867	$5,504

Basic net income per common share	$0.11	$0.11	$0.42	$0.19

Diluted net income per common share	$0.11	$0.11	$0.42	$0.18

Shares used in computing net income per common share
Basic	27,155	29,759	27,988	29,628
Diluted	27,429	29,873	28,286	29,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$11,867	$5,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,963	3,609
Non-cash compensation expense	2,939	2,549
Amortization of intangible assets	6,300	6,575
Non-cash restructuring benefits	(117)	234
Loss (gain) on sale of patent	(263)	—
Loss (gain) on disposal of fixed assets	(18)	3
Non-cash purchase accounting credit	—	(523)
Other non-cash charges, net	139	(231)
Changes in operating assets and liabilities	952	(1,672)

Net cash provided by (used in) operating activities	24,762	16,048
Investing activities:
Purchase of property and equipment	(2,204)	(2,994)
Maturity (purchase) of short-term investments, net	74,469	(57,887)
Maturity (purchase) of restricted investments	810	431
Proceeds from sale of patent	300	—
Maturity (purchase) of long-term investments	(18,517)	—
Proceeds from sale of equity securities	222	—
Other	32	24

Net cash provided by (used in) investing activities	55,112	(60,426)
Financing activities:
Payments for treasury shares at cost	(51,032)	—
Proceeds from issuance of common stock	3,727	3,402

Net cash provided by (used in) financing activities	(47,305)	3,402
Effect of exchange rate changes on cash and cash equivalents	1,125	1,055

Net change in cash and cash equivalents	33,694	(39,921)
Cash and cash equivalents at beginning of period	98,832	124,104

Cash and cash equivalents at end of period	$132,526	$84,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2007

NOTE 1 — General and Basis of Financial Statements

Vignette Corporation, along with its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”), develops and sells content management software to enterprise customers globally. Our Web content management, collaboration, document and records management, imaging and workflow, portal, integration and interaction management products enable organizations to build, manage and deploy information-based applications. In addition, the company generates services revenue from maintenance and support fees and professional services fees for a variety of services including implementation, installation, configuration and training.

Vignette markets its products and services throughout the Americas, Europe, Africa, the Middle East, Asia and Australia. The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Short-term investments consist of the following (in thousands):

	September 30, 2007			December 31, 2006
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$20,006	$35	$20,041	$34,193	$17	$34,210
Corporate notes	11,118	(2)	11,116	29,441	9	29,450
Auction rate securities	3	—	3	41,962	—	41,962

	$31,127	$33	$31,160	$105,596	$26	$105,622

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

	September 30, 2007	December 31, 2006
Restricted investments (at cost which approximates fair value)	$5,595	$6,235
Long-term marketable securities	30,208	11,688
Equity investments:
Limited partnership interest	1,106	1,328

Total long-term equity investments	$36,909	$19,251

Long-term marketable securities consist of the following:

	September 30, 2007			December 31, 2006
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$8,980	$27	$9,007	$2,017	$(5)	$2,012
Corporate notes	21,230	(29)	21,201	9,676	—	9,676

	$30,210	$(2)	$30,208	$11,693	$(5)	$11,688

All long-term marketable securities mature in 2008 or 2009.

Fair values are based on quoted market prices where available. If quoted market prices are not available, management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments.

The Company held restricted investments in the form of a certificate of deposit and investment grade securities placed with high credit quality financial institutions. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist. The average yield of these investments is approximately 4.8%.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions that reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized no impairment charges during the three and nine months ended September 30, 2007 and 2006.

N0TE 5 — Intangible Assets

Intangible assets with indefinite lives

        The net goodwill balance of $119.2 million at September 30, 2007 relates to the Tower Technology business combination completed in March 2004, the Intraspect business combination completed in December 2003, and the Epicentric business combination completed in December 2002. In the nine months ended September 30, 2007 the Company reduced the value of goodwill by $0.5 million as it realized the benefit of previously unrecognized tax benefits relating to these business combinations.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. There were no indicators of impairment and no impairment charges were recorded in the three and nine month periods ended September 30, 2007 and 2006, respectively.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Three Months ended September 30, 2007			Year ended December 31, 2006
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Business combinations:
Technology	$77,101	$(64,978)	$12,123	$77,101	$(61,214)	$15,887
Non-compete contracts	2,200	(2,054)	146	2,200	(1,792)	408
Customer relationships	23,400	(16,069)	7,331	23,400	(13,795)	9,605

Total	$102,701	$(83,101)	$19,600	$102,701	$(76,801)	$25,900

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three months ended September 30, 2007 and 2006 was $2.1 million and $2.2 million, respectively. Total amortization expense for the nine months ended September 30, 2007 and 2006 was $6.3 million and $6.6 million, respectively. Of these totals, $0.8 million and $0.9 million was recorded as “Amortization of intangible assets” in operating expenses for the three months ended September 30, 2007 and 2006, respectively. The remaining $1.3 million for the three months ended September 30, 2007 and 2006 was recorded as a cost of revenue. For the nine months ended September 30, 2007 and 2006, respectively, $2.5 million and $2.8 million was recorded as “Amortization of intangible assets” in operating expenses. The remaining $3.8 million for the nine months ended September 30, 2007 and 2006 was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) for the remaining three months (remaining period) ending December 31, 2007 and the next three years is as follows:

For the remaining period ending December 31, 2007	$2,100
For the year ending December 31, 2008	$8,108
For the year ending December 31, 2009	$8,050
For the year ending December 31, 2010	$1,342

NOTE 6 — Current Liabilities

Current liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Accounts payable and accrued expenses:
Accounts payable	$2,148	$2,842
Accrued employee liabilities	13,648	16,668
Accrued treasury stock liability	300	1,082
Accrued restructuring charges	1,504	2,119
Accrued exit costs	65	481
Accrued professional fees	4,580	3,580
Accrued sales and marketing expenses	1,776	1,741
Accrued other charges	5,875	6,057

Total accounts payable and accrued expenses	$29,896	$34,570
Deferred revenue	$35,745	$35,717
Other Current Liabilities:
Accrued income taxes	3,306	5,735
Accrued other taxes	1,493	2,027

Total other current liabilities	$4,799	$7,762

	$70,440	$78,049

NOTE 7 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Accrued restructuring charges, net of current portion	$2,242	$3,038
Deferred revenue, less current portion	985	2,203
Other accrued liabilities	195	75

	$3,422	$5,316

NOTE 8 — Stockholders’ Equity

Stock-based compensation

At September 30, 2007, the Company has five stock based compensation plans which are listed below. Effective January 1, 2006 the Company adopted Statement 123R, which prescribes accounting and reporting standards for all share-based compensation plans, including employee stock options, restricted stock awards, and employee stock purchase plans. In accordance with Statement 123R the fair value method has been applied using the modified prospective method, under which compensation cost has been recognized beginning January 1, 2006 (a) based on the requirements of Statement 123R for all share-based payments granted or modified after that date and (b) based on the previous requirements of Financial Accounting Standards No. 123, Stock-Based Compensation (“SFAS 123”) for all awards granted to employees prior to that date that remained unvested on January 1, 2006.

The Company recognized $1.2 million in the quarter ended September 30, 2007, for stock based compensation. This expense includes $0.6 million for stock options, $0.5 million for restricted stock awards, and $0.1 million for the employee stock purchase plan (ESPP). The Company recognized $2.9 million in the nine months ended September 30, 2007, for stock based compensation. The expense includes $1.5 million for stock options, $1.2 million for restricted stock awards, and $0.2 million for the employee stock purchase plan. The tables below present the costs recorded related to stock based compensation and the effect of stock based compensation on earnings per share for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30 ,
	2007	2006	2007	2006
Cost of revenue – services	$94	$88	$195	$348
Research and development	156	61	353	232
Sales and marketing	270	(93)	590	626
General and administrative	657	483	1,801	1,342

Total stock based compensation	$1,177	$539	$2,939	$2,548

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Effect of stock based compensation on earnings per share
Basic	$0.04	$0.02	$0.10	$0.08

Diluted	$0.04	$0.02	$0.10	$0.08

Actual compensation cost for the three and nine months ended September 30, 2007 has been recognized using the fair value method as required by Statement 123R and has been included in the determination of net income and net income per share.

Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions, for stock options and the ESPP granted in the three months ended September 30, 2007 and 2006, respectively:

	Employee Stock Options		Employee Stock Purchase Plan
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Risk-free interest rate	4.42%	4.79%	4.47%	5.11%
Weighted average expected term of options (years)	4.0	3.0	0.75	0.75
Dividend rate	0.0%	0.0%	0.0%	0.0%
Assumed Volatility	49%	53%	34%	36%
Weighted average grant date fair value of options granted:	$8.27	$4.99	$5.54	$3.49

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

The following table summarizes stock option activity and related information through September 30, 2007.

	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Term	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Term	Aggregate Intrinsic Value
Outstanding at beginning of period	2,448,085	$21.74			2,262,272	$23.08
Granted	108,830	19.22			764,616	17.93
Exercised	(48,248)	12.50			(234,494)	12.09
Forfeited	(66,015)	47.52			(349,742)	32.85
Outstanding at end of period	2,442,652	21.12	5.42	9,003,078	2,442,652	21.12	5.42	9,003,078
Vested and expected to vest	2,197,233	21.56	5.25	8,211,428	2,197,233	21.56	5.25	8,211,428
Exercisable at end of period	1,252,119	25.44	4.01	4,869,646	1,252,119	25.44	4.01	4,869,646

As of September 30, 2007, the estimated unamortized cost for outstanding stock options is approximately $5.5 million. The estimated unamortized cost is net of estimated forfeitures used in computing compensation expense. The Company expects to recognize that expense over a weighted average period of approximately 1.6 years. The aggregate intrinsic value of stock options exercised for the three and nine months ended September 30, 2007 was approximately $0.4 million and $1.6 million, respectively.

Share repurchase program

On November 12, 2006, the Board of Directors of the Company approved a stock repurchase program of up to $75 million of the Company’s common stock over the following 12 months. During the quarter, the Company purchased an additional 762,724 shares of common stock on the open market at an average price of $19.30. As of the end of the quarter, the Company had purchased a total of 3,522,224 shares at an average price of $18.15 since the share repurchase program commenced. The Company paid cash of approximately $63.6 million and recorded a liability of approximately $0.3 million for these repurchases as of September 30, 2007. The Company uses the cost method to account for treasury stock.

In November 2007, the Company announced an extension to its share repurchase program approving the repurchase of up to an additional $75 million of its common stock over an indefinite period.

NOTE 9 — Comprehensive Income

The Company’s comprehensive income is included as a component of stockholders’ equity and is composed of (i) net income, (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$3,043	$3,278	$11,867	$5,504
Net change in foreign currency translation adjustments	111	155	262	379
Net change in unrealized gain (loss) on investments	72	105	33	(29)

Total comprehensive income	$3,226	$3,538	$12,162	$5,854

NOTE 10 — Other Income and Expense

Other income and expense for the three and nine month periods ended September 30, 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income	$2,570	$2,688	$7,868	$7,156
Other income (expense), net	324	81	543	664

	$2,894	$2,769	$8,411	$7,820

Other income (expense), net is composed of (i) foreign currency exchange realized and unrealized gains/(losses), (ii) gains on sale of intellectual property and/or disposed equipment, and (iii) purchase accounting credits. The increase in other income (expense), net in the three months ended September 30, 2007 as compared to the same period in 2006 is primarily attributable to a $0.3 million increase in foreign currency exchange realized and unrealized gains. The decrease in other income (expense), net in the nine months ended September 30, 2007 as compared to the same period in 2006 is primarily attributable to a purchase accounting credit of $0.5 million recorded by the Company in the first quarter of 2006 related to the releasing of a liability recorded for the Tower Technology purchase in the first quarter of 2004 offset by a $0.3 million one time gain on the sale of intellectual property in the first quarter of 2007.

NOTE 11 — Income Taxes

Income tax expense for the quarter consists primarily of estimated withholding taxes, income taxes due in certain foreign jurisdictions, the alternative minimum tax in the United States, offset by recognition of previously unrecognized tax benefits. Income tax expense amounts (in thousands) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Provision for income taxes	$274	$274	$830	$1,240

The Company’s estimated effective tax rate and associated provision for income taxes for the three months ended September 30, 2007 is based on an estimate of consolidated earnings before taxes for fiscal 2007. The estimated effective tax rate is impacted primarily by the worldwide mix of estimated consolidated earnings before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.

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

Based on the Company’s operating plan, we anticipate utilizing Federal net operating loss carryforwards to offset the U.S. Federal taxable income that is projected for the 2007 tax year. All of the net operating loss that is expected to be utilized was obtained through the acquisition of several previously unrelated entities. A portion of the net operating loss expected to be utilized in the current year is related to an entity for which there is purchase accounting goodwill recognized on the consolidated balance sheet. The initial recognition of the tax benefit attributable to this portion of the net operating loss is being recognized as a reduction to the balance of goodwill, rather than as a benefit to provision for income taxes. The amount of tax benefit recognized through a reduction to the balance of goodwill is approximately $0.5 million for the nine months ended September 30, 2007.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. As a result of the implementation, the Company did not recognize any change in the liability for unrecognized tax benefit, and accordingly recorded no adjustment to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the balance of unrecognized tax benefits was approximately $11.0 million. Included in this amount is approximately $2.2 million of unrecognized tax benefits, which if recognized, would reduce the effective tax rate. The remaining approximately $8.8 million of unrecognized tax benefits are attributed to tax carryforwards that, if recognized, upon adoption, would not affect the effective tax rate because the recognition of the associated deferred tax asset would be offset by an increase to the valuation allowance.

The Company accrues and recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the balance of accrued interest and the balance of accrued penalties related to unrecognized tax benefits was approximately $0.2 million and $0.4 million, respectively.

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

An income tax benefit of approximately $0.3 million was recognized in the period ended June 30, 2007 as a result of recognizing previously unrecognized tax benefits upon settling a tax examination with the United Kingdom. During the current period, an additional income tax benefit of approximately $0.3 million was recognized as a result of recognizing previously unrecognized tax benefits upon settling an inquiry by the Hong Kong tax authorities and the issuance of a favorable ruling by the Indian Supreme Court relating to applicability of penalties in cases similar to the one that the Company currently has pending appeal in India. Further, an immaterial amount of interest was accrued on the outstanding unrecognized tax benefits as of September 30, 2007. This brings the September 30, 2007 balance of unrecognized tax benefits to approximately $10.4 million. Included in this amount is approximately $1.5 million of unrecognized tax benefits, which if recognized, would reduce the effective tax rate. After settling the United Kingdom tax examination and the issuance of the favorable tax penalty ruling by the Indian Supreme Court, it is reasonably possible that within 12 months of September 30, 2007 the balance of unrecognized tax benefits could increase by up to $0.3 million or decrease by up to $0.3 million.

NOTE 12 — Earnings Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. Diluted earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, shares to be purchased under the employee stock purchase plan, and unvested restricted stock is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options and restricted stock. Additionally, the exercise of common stock options and the vesting of restricted stock can result in a greater dilutive effect on earnings per share. The Company excludes outstanding stock options from the computation of diluted earnings per share when such inclusion would be antidilutive. The Company excluded 0.6 million and 0.7 million outstanding stock options for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, the company excluded 1.5 million outstanding stock options.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$3,043	$3,278	$11,867	$5,504
Denominator:
Weighted Average Shares Outstanding:
Basic	27,155	29,759	27,988	29,628
Stock options, ESPP, and restricted shares	274	114	298	219

Diluted	27,429	29,873	28,286	29,847

Earnings per common share:
Basic	$0.11	$0.11	$0.42	$0.19
Diluted	$0.11	$0.11	$0.42	$0.18

NOTE 13 — Commitments and Contingencies

Securities Class Action

        On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York. Also named as defendants were four underwriters involved in the Company’s initial public offering of Vignette stock in February 1999 and the Company’s secondary public offering of Vignette stock in December 1999—Morgan Stanley Dean Witter, Inc., Hambrecht & Quist, LLC, Dain Rauscher Wessels and U.S. Bancorp Piper Jaffray, Inc. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002, naming the same defendants. The complaint seeks damages in an unspecified amount on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company’s initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in “tie-in arrangements” whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company’s initial public offering and the prospectus and registration statement for the Company’s secondary public offering.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. On February 19, 2003, the Court denied the Company’s motion to dismiss the complaint. On December 5, 2006, the Second Circuit vacated the district court’s decision granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases. Plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved because the settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. If the plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against the Company and the other non-focus case issuers in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in the Company’s case. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than Vignette’s insurance coverage. The Company is unable to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period. The Company will continue to defend itself vigorously against this lawsuit.

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

Lease Commitments

The Company leases its office facilities and equipment under various operating lease agreements having expiration dates through 2017. Rent expense, excluding vacated properties, was $1 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively. Rent expense, excluding vacated properties, was $2.6 million and $3.8 million for the nine months ended September 30, 2007 and 2006, respectively. Future minimum rental payments as of September 30, 2007 under these leases, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2007	$1,531	$579
2008	5,527	2,101
2009	4,533	1,862
2010	3,551	1,411
2011	2,811	1,157

Total minimum lease payments	$17,953

Total minimum sublease rentals		$7,110

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

Overview of Third Quarter Results

The Company reported total revenues of $43.5 million for the three months ended September 30, 2007 versus $49.3 million of total revenues for the three months ended September 30, 2006 or a decrease of 11.7% over the same period last year.

More specifically, license revenues were $8 million in the third quarter of 2007 compared to $16.4 million for the third quarter of 2006, a decrease of 50.8%. Maintenance and support revenues of $21.8 million in the third quarter of 2007 were up 9.1% from the $20.0 million for the third quarter of 2006. Professional services revenues of $13.8 million in the third quarter of 2007 were up 5.7% from $13.0 million as compared to the same period in 2006. International revenue comprised 35% and 32% of total revenue for the quarters ended September 30, 2007 and 2006, respectively. No single customer accounted for more than 10% of our quarterly revenues.

Operating income decreased to $0.4 million in the third quarter of 2007 compared to operating income of $0.8 million in the third quarter of 2006. The decrease was due to lower license revenue in the period offset by lower operating expenses. Net income decreased to $3.0 million which was a 7.2% decline over the $3.3 million in the third quarter of 2006. The lower net income was due to lower license revenue in the period offset by lower operating expenses and slightly higher other income.

Total expenses, including both cost of revenue and operating expenses, were $43.1 million and $48.5 million for the three months ended September 30, 2007 and 2006, respectively. This is a $5.4 million or 11% reduction in the third quarter of 2007 versus the third quarter of 2006. The decrease is a combination of lower costs of revenue of $0.9 million and lower operating expenses of $4.5 million. The lower costs of revenue were driven primarily by our professional services organization where we saw the benefit of severance actions taken in the second quarter of 2007. Research and development costs were lower by $1.2 million due to lower headcount related expenses. Sales and marketing expenses declined by $3.6 million due primarily to lower headcount related expenses coupled with a decrease in discretionary spending. General and administrative expenses were higher by $0.3 million due to higher professional services fees compared to the same period in the prior year.

Total cash and short-term investments decreased by $3.5 million during the quarter to $164 million as of September 30, 2007. The decrease is primarily due to the expenditure of approximately $15 million to repurchase shares of the Company’s common stock offset by the maturity of $2.4 million in long-term marketable securities and generation of cash from operating activities of $8.3 million. We have no debt outstanding.

Our headcount at September 30, 2007 was 670, an increase of 6 from 664 at June 30, 2007, and a decrease of 53 from 723 at September 30, 2006. The large decline from September 30, 2006 is the result of both a reorganization that took place in October 2006, predominantly impacting our engineering department, and as a result of planned and unplanned attrition losses of professional services personnel.

Forward-looking Information

During our third quarter 2007 financial results conference call on October 25, 2007, we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended December 31, 2007.

For the fourth quarter of 2007, we expect total revenue to be between $45 million and $50 million, with license revenue accounting for approximately 27% to 31% of total revenue and services accounting for the remainder.

We expect a gross margin of 65% to 66%.

In terms of operating expenses, we expect research and development to be approximately 14% to 15% of revenue, sales and marketing to be approximately 35% to 37% of revenue, and general and administrative to be approximately 10% of revenue.

Fourth quarter GAAP net income is currently expected to be between $0.09 and $0.15 per share on a fully diluted basis, assuming 26.8 million shares outstanding.

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

Management has discussed with and agreed upon the development and selection of the following critical accounting policies with the Audit Committee of the Board of Directors:

•	Revenue recognition;

•	Estimating the allowance for doubtful accounts;

•	Stock based compensation;

•	Accounting for Income Taxes;

•	Estimating business restructuring accruals; and

•	Valuation of goodwill and identifiable intangible assets.

Revenue recognition. Revenue consists of product and service fees. Product fee income is earned through the licensing or right to use our software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and support services subscription services, consulting services and training services.

We do not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights to return, refund or cancel have expired or acceptance has occurred.

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements as revised by SAB 104, and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables

Where software licenses are sold with maintenance and support or other services, we allocate the total fee to the various elements based on the fair values of the elements specific to us. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate. If we do not have VSOE for one of the delivered elements of an arrangement, but do have VSOE for all undelivered elements, we use the residual method to record revenue. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value and the remaining arrangement fee, including any discount, is then allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount.

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

Revenue allocated to maintenance and support services is recognized ratably over the maintenance term (typically one year).

Revenue allocated to subscription services, including implementation and set-up fees, is recognized ratably over the term of the arrangement beginning on the commencement dates of each contract. We recognize professional services sold with subscription offerings over the term of the related subscription contract as these services are considered to be inseparable from the subscription service.

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

Deferred tax assets and liabilities result from temporary differences between the GAAP and tax treatment of certain income and expense. We must assess and make estimates regarding, the likelihood that our deferred tax assets will be recovered. To the extent that we determine that the deferred tax assets will not be recovered, we must establish a valuation allowance against such assets. In making such a determination, we must take into account positive and negative evidence including projections of future taxable income and assessments of potential tax planning strategies.

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

Estimating business restructuring accruals. We vacated excess leased facilities as a result of the restructuring plan we initiated in 2001 and subsequently expanded in 2002, 2003, and 2004. We recorded an accrual for the remaining lease liabilities of such vacated properties as well as brokerage commissions, partially offset by estimated sublease income. We estimated the costs of these excess leased facilities, including estimated costs to sublease and sublease income, based on market information and trend analysis. We continually assess our real estate portfolio and may vacate or occupy other leased space as dictated by our analysis. Actual results could differ from these estimates. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments if one, or more, of the Company’s subtenants default on their executed lease agreement(s) with the Company. In addition, actual operating expenses could differ from current estimates.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product license	19%	33%	27%	33%
Services	81	67	73	67

Total revenue	100	100	100	100
Cost of revenue:
Product license	1	1	1	1
Amortization of acquired technology	3	2	3	3
Services	33	31	33	31

Total cost of revenue	37	34	37	35

Gross profit	63	66	63	65
Operating expenses:
Research and development	17	17	16	18
Sales and marketing	32	36	31	37
General and administrative	11	9	11	9
Business restructuring charges (benefits)	—	—	—	—
Amortization of other intangibles	2	2	2	2

Total operating expenses	62	64	60	66

Income (loss) from operations	1	2	3	(1)
Other income, net	7	5	6	6

Income before provision for income taxes	8	7	9	5
Provision for income taxes	1	1	1	1

Net income	7%	6%	8%	4%

Comparison of the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006 (in thousands except percentages)

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	fluctuation	2007	2006	fluctuation
Product license	$8,038	$16,351	(51)%	$38,014	$47,153	(19)%
Services revenue:
Maintenance and support	21,772	19,956	9%	61,698	59,676	3%
Professional services	13,737	12,995	6%	39,442	38,167	3%

Total services revenue	35,509	32,951	8%	101,140	97,843	3%

Total revenue	$43,547	$49,302	(12)%	$139,154	$144,996	(4)%

Total revenue decreased 12% in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 and 4% in the nine months ended September 30, 2007 as compared to same period in 2006. The decrease is primarily due to reduced product license revenue.

Product license. Product license revenue decreased 51% and 19% during the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year. The Company attributes the decline in license revenue to a sales force in transition and a lack of large deals.

Services. Total services revenue increased 8% and 3% during the three and nine months ended September 30, 2007, respectively, as compared to the same periods last year. The increase for both periods is attributable to strong performance from both the maintenance and support and professional services organizations.

During the comparative three months ended September 30, 2007 and 2006, no single customer accounted for more than 10% of our total revenues. International revenue was $15.2 million and $15.6 million, or 35% and 32% of total revenues in the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, respectively, international revenue was $50.5 million and $47.6 million, or 36% and 33% of total revenues.

Cost of Revenue

Cost of revenue consists of the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing maintenance and support and professional services.

Cost of revenue amounts and percentages are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	fluctuation	2007	2006	fluctuation
Product license	$428	$495	(14)%	$1,113	$1,831	(39)%
Amortization of acquired technology	1,254	1,254	—	3,762	3,763	—
Cost of services revenue:
Maintenance and support	3,182	3,155	1%	9,578	9,538	—
Professional services	11,156	11,976	(7)%	36,747	35,307	4%

Total cost of services revenue	14,338	15,131	(5)%	46,325	44,845	3%

Total cost of revenue	16,020	16,880	(5)%	51,200	50,439	2%

Gross profit	$27,527	$32,422	(15)%	$87,954	$94,557	(7)%

As a percentage of sales, gross profit represented 63% and 66% for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, gross profit represented 63% and 65% of sales, respectively. The decline in gross profit on a percentage basis and in absolute dollars for both periods is primarily driven by the decrease in license revenues in 2007 offset slightly by the cost of our professional services organization where we saw the benefit of severance actions taken in the second quarter of 2007.

Operating expenses

Operating expense amounts and percentages are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	fluctuation	2007	2006	fluctuation
Research and development	$7,318	$8,509	(14)%	$22,945	$25,658	(11)%
Sales and marketing	14,064	17,655	(20)%	43,491	53,218	(18)%
General and administrative	4,833	4,569	6%	14,811	13,710	8%
Business restructuring charges (benefits)	43	(32)	(231)%	(117)	234	(150)%
Amortization of intangible assets	846	938	(10)%	2,538	2,813	(10)%

Total operating expenses	$27,104	$31,639	(14)%	$83,668	$95,633	(13)%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 14% and 11% in the three and nine months ended September 30, 2007 compared to the same periods in 2006. The quarter-over-quarter decrease of $1.2 million is due to lower headcount related expenses.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, as well as bad debt charges. Sales and marketing expenses decreased 20% and 18% in the three and nine months ended September 30, 2007. The decrease in sales and marketing expenses is primarily headcount related as the Company lost a number of sales and marketing personnel through attrition. In addition, the Company reduced some discretionary costs associated with corporate events and marketing programs. We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period due to seasonality, sales cycles, the timing of new product releases, entry into new market areas, investment in marketing efforts, and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, legal, accounting, facilities, and information technology. General and administrative expenses increased 6% and 8% in the three and nine months ended September 30, 2007. The increase is due to higher professional services fees. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on seasonality, sales cycles, regulatory requirements, legal proceedings and fees paid to outside professional service providers.

        Business restructuring charges (benefits). Business restructuring charges (benefits) consist primarily of adjustments to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. Business restructuring charges decreased 231% and 150% in the three and nine months ended September 30, 2007. There can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change should one, or more, of the Company’s subtenants default on their executed lease agreement with the Company or actual operating expenses differ from current estimates.

Amortization of intangible assets. Amortization of intangible assets includes amortization of customer relationships and non-compete contracts. Intangible amortization expense decreased 10% and 10%, respectively, in the three months and nine months ended September 30, 2007 (excluding amortization expenses related to acquired technology) as compared to the same periods last year. This decrease relates to the decline in amortization expense for assets assumed from the Tower Technology acquisition as assets with shorter useful lives become fully amortized. Amortization expense is recorded ratably over the estimated useful lives of the intangible assets, which range from two to six years.

Stock based compensation

The company records stock based compensation in the appropriate functional expense categories, which are Cost of revenue – services, Research and development, Sales and marketing, and General and administrative. Under Statement 123R the Company records expense for stock compensation based on the grant date fair value. The Company determines grant date fair value for stock options and the ESPP using the Black-Scholes option pricing model. The fair value for restricted stock awards (RSAs) is generally equal to their intrinsic value at the date of grant. For the three months ended September 30, 2007, the Company recorded $0.6 million for stock options, $0.5 million for restricted stock awards, and $0.1 million for the employee stock purchase plan. For the nine months ended September 30, 2007, the Company recorded $1.5 million for stock options, $1.2 million for restricted stock awards, and $0.2 million for the employee stock purchase plan. Prior to the adoption of Statement 123R the Company did not record any expense for stock options with zero intrinsic value or the ESPP.

See the attribution of stock compensation expense to its appropriate cost categories at Note 8 – Stockholders’ Equity in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	September 30, 2007	December 31, 2006
Cash, cash equivalents and short-term investments	$163,686	$204,454
Working capital	$126,021	$169,268
Current ratio	2.8:1	3.2:1
Days of sales outstanding – for the quarter ended	59	61

At September 30, 2007 we had $163.7 million in cash, cash equivalents and short-term investments and no debt. We generally invest cash exceeding our operating requirements in short-term or long-term, investment-grade securities and classify these investments as available-for-sale.

Net cash provided by operating activities was $24.8 million and $16.0 million during the first nine months of 2007 and 2006, respectively. The increase in cash from operations reflects a reduction in cash charges, primarily sales and marketing and research and development costs.

Net cash provided by investing activities was $55.1 million during the first nine months of 2007, as compared to net cash used in investing activities of $60.4 million during the same period in 2006. The decrease in investing outflows is primarily due to the maturity of short term investments, the proceeds from which have been used either to purchase shares of the company’s common stock as part of our stock repurchase program or re-invested in longer term investments. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in securities to maximize investment yields while preserving cash flow for operational purposes, and acquisition of intellectual property or complementary businesses to expand our market share.

Net cash used in financing activities was $47.3 million for the first nine months of 2007 and net cash provided by financing activities was $3.4 million during the first nine months of 2006. Our financing activities consisted of purchases of our common stock in the open market in accordance with our stock repurchase program, and proceeds from issuing shares to meet the requirements of employee stock option exercises and the employee stock purchase plan. During the first nine months the Company experienced an increase in the exercise of vested stock options. Total cash received for the first nine months of 2007 for stock option exercises and the employee stock purchase plan was $3.7 million as compared to $3.4 million during the same period in 2006. This was offset by payments of $51 million for treasury shares, leading to an increase in financing outflows as compared to the first nine months of 2006.

Our long-term investments are classified as available-for-sale and consist of long-term marketable securities, a limited partnership interest in a technology incubator and cash collateral pledged for certain lease and tax obligations. At September 30, 2007, long-term investments totaled $36.9 million, compared to $19.3 million at December 31, 2006. We may continue to invest in companies strategic to our business; however, we do not expect future investments to significantly impact our liquidity position.

At September 30, 2007 and December 31, 2006, we had pledged approximately $5.6 million and $6.2 million, respectively, as cash collateral for certain of our lease and tax obligations. These investments will remain restricted to the extent that the security requirements exist or until the tax obligations are settled.

        The decrease in our working capital and current ratio from December 31, 2006 to September 30, 2007 is due primarily to a $40.8 million decline in cash and short-term investments during the nine months ended September 30, 2007, while current liabilities remained fairly consistent during the same period. The decline in cash and short-term investments is primarily attributable to the Company’s common stock repurchase program and the Company’s re-investment of short-term investment maturities into longer term investments, as described above.

We expect to fund our operations, capital expenditures and investments from internally generated funds and existing cash and investments. We believe that our existing balances will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

Lease Commitments

The Company leases its office facilities and equipment under various operating lease agreements having expiration dates through 2017. See the future minimum rental payments as of September 30, 2007 at Note 13 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States of America and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Africa, the Middle East, Asia and Australia where transactions are denominated in the local currency of each location. As a result, our financial results could be affected by changes in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies and therefore, financial reporting of our foreign operations is subject to foreign currency risk. Gains and losses on hedging contracts are reflected currently in other income and expense. We typically limit the duration of our foreign currency forward contracts to 90 days. We do not invest in contracts for speculative purposes. Our foreign exchange exposures are monitored regularly to ensure the overall effectiveness of our foreign currency hedge positions. As part of this monitoring program, in order to evaluate the effectiveness of our hedging practices, in the second quarter of 2007 we did not replace foreign currency hedge positions which expired and have not yet re-engaged our foreign currency hedge program. Consequently, at September 30, 2007 we had no foreign currency contracts outstanding. For the nine months ended September 30, 2007, the Company recognized a foreign exchange gain of $0.1 million including the impact of foreign exchange contracts.

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

•

money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks and financial institutions meeting certain credit rating and net worth requirements with maturities of less than two years.

At September 30, 2007, our cash and cash equivalents consisted primarily of commercial paper and money market funds. Short-term investments consist of marketable securities including corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies and auction rate securities. Our marketable securities that are classified as short-term investments will mature in less than one year from September 30, 2007. Auction rate securities may have nominal maturity dates that are more than one year from September 30, 2007, but are classified as short term investments by the Company. These securities are classified as available-for-sale and are recorded at their estimated fair value.

Long-term investments. At September 30, 2007, long-term investments consisted of long-term marketable securities, a limited partnership interest in a technology incubator, and cash collateral pledged for certain lease and tax obligations. We periodically analyze our long-term investments for impairments that could be considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized no impairment charges during the three and nine months ended September 30, 2007 and 2006. We classify our long-term investments as available-for-sale.

We held approximately $5.6 million and $6.2 million in restricted investments at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, restricted investments consisted of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist or until the tax obligations are settled. The average yield of these investments is approximately 4.8%.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The information set forth in Note 13 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

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

Risks Related to Our Business

We Are Profitable but May not be Able to Sustain Consistent Profitability

Although we recorded a profit in the first nine months of fiscal 2007, we cannot be certain that we will generate sufficient revenues to maintain profitability. If we do maintain profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. To achieve and sustain profitable operations and positive cash flows, we must increase our license and support services revenues. If our revenues do not grow at a rate greater than expenses required to fund our continuing operations, we will not be able to maintain the profitability recorded in the first nine months of fiscal 2007, which could cause the price of our common stock to decline.

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

Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property from Infringement or a Claim of Infringement

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation. We are currently involved in one such claim as described “Legal Proceedings” of this Report. This litigation or any future litigation to either protect our intellectual property or as a result of an alleged infringement of other’s intellectual property may require us to do one or more of the following:

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2006, the Board of Directors of the Company approved a stock repurchase program of up to $75 million of the Company’s common stock over the following 12 months. Purchases are made from time to time as market and business conditions warrant, in the open market, negotiated or block transactions, in accordance with applicable laws, rules and regulations. The table below sets forth the purchases made during the third quarter of fiscal 2007.

Month	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under plans or programs (in 000s)
July	252,500	19.25	252,500	20,947
August	325,136	19.07	325,136	14,747
September	185,088	19.76	185,088	11,089
Total	762,724	19.30	762,724

On November 2, 2007, the Board of Directors of the Company approved an extension to the stock repurchase program approved on November 12, 2006 authorizing the purchase of up to an additional $75 million of the Company’s common stock over an indefinite period.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference	Filed/Furnished Herewith
3.1	Certification of Incorporation of the Registrant	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

3.2	Amendment to Certificate of Incorporation of the Registrant	Company’s definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000

3.3	Bylaws of the Registrant	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant	Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375)

3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation	Company’s Form 8-K filed on June 10, 2005 (File No. 000-25375)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen common stock certificate	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

4.3	Rights Agreement dated April 25, 2002 between the Company and Mellon Investor Services, LLC	Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375)

31.1	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification to the Securities and Exchange Commission by Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGNETTE CORPORATION

Date: November 7, 2007	/s/ T. Patrick Kelly
T. Patrick Kelly Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)