Form 10-K
period 2007-12-31
VIGNETTE CORP
filed 2008-03-11
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(512) 741-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock $0.01 par value	Name of each exchange on which registered Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $525,862,716

As of February 29, 2008, 24,565,799 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held May 23, 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K.

VIGNETTE CORPORATION

ANNUAL REPORT ON FORM 10–K

For the year ended December 31, 2007

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, hopes, intentions or strategies for the future. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. We assume no obligation to revise or update any forward looking statements, for any reason, except as required by law. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” and the risks discussed in our other historical Securities and Exchange Commission filings.

We maintain a corporate web site at www.vignette.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Web site as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission. Our Web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Vignette and the V logo are a trademark or registered trademark of Vignette Corporation in the United States and other countries. All other names are the trademarks or registered trademarks of their respective companies.

PART I.

ITEM 1.	BUSINESS

Our History

Since the company’s founding in 1995, Vignette has specialized in developing and marketing software for managing and delivering business content. Vignette’s initial technology offerings targeted Web content management and Web site construction. As the Internet grew in scale and complexity and as organizations sought new ways to leverage this evolving global business platform, the terms Web and Web content management expanded proportionately. Vignette expanded its portfolio of content management capabilities to keep pace with the evolving demands of organizations. In particular, as a result of both organic product development and acquisition, Vignette added Web-based analytics and personalization, application and data integration, interaction management, business portals, collaboration and documents and records management capabilities to its products.

Mission

Our objective is to maintain and extend our position as a leading global provider of Web Experience solutions. These solutions help enterprise organizations execute on their Web strategies, particularly as those strategies relate to the online experience organizations provide. The company offers a broad set of capabilities for improving online interactions with customers, prospects, employees, partners, citizens, patients and other key audiences. We will continue to focus on delivering profitable growth, expanding our customer base of global 2000 organizations, extending our technology leadership through investment in research and development, expanding our global sales capabilities and building upon our strategic alliances with leading companies.

Overview

Organizations globally are recommitting resources and dedicating strategic projects to the online experience they deliver in support of their broader business goals. In particular, our customers are concerned that they remain able to interact online with their key audiences in ways that are more personal, social, transactional and ubiquitous. We believe that Vignette is well positioned to capitalize on these market demands.

Our customers generally expect to augment any commercial software they acquire, either for purposes of customizing the behavior of that software or integrating it with their existing information technology investments. Our products are built with this audience requirement in mind. We rely on industry standard technologies and our capabilities are adaptable, allowing organizations to configure the business solutions to meet their unique requirements.

Our products and capabilities are supported by our professional services organization, Vignette Professional Services™ (“VPS™”). VPS™ offers pre-packaged and custom services to help organizations define their online business objectives and build and deploy applications in support of those objectives. Our education, consulting and customer care teams give customers the benefit of our experience gained from thousands of customer implementations.

We partner with a number of leading system integrators, who implement our software for their clients. In many cases, we work in blended teams to jointly implement solutions. To ensure that we provide support to our customers on their chosen platform and infrastructure, we have long-standing relationships with key technology providers such as BEA Systems, Hewlett Packard, Sun Microsystems and Microsoft.

Products

Our products enable organizations to connect online with their key audiences and manage the content that fuels those connections. Together, these products comprise the Vignette Web Experience Platform.

Additionally, we allow organizations the flexibility to purchase products individually. Our product offerings are grouped into six categories:

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

Document and Records Management helps organizations manage fixed assets, automates document based workflows, manages casework through a process and implements important archival and disposition of records.

Imaging and Workflow allows a user to scan, archive and retrieve document-based content and helps organizations automate business processes that previously were manual and paper-based.

Organizations may purchase products individually from these six categories or pre-bundled into suites that meet their specific needs.

Services and Support

Vignette Professional Services (VPS™) offers consulting and education services to help customers identify their strategic application objectives, design applications and deliver solutions using our products. VPS™ provides services that are tailored to individual customers. VPS™ also works with strategic consulting partners to provide support for content management application development. VPS™ generally sells its services under time-and-materials agreements.

Our Customer Care, Maintenance and Support Services include a combination of account management and global technical support offerings that are tailored to meet customers’ specific needs. Vignette Global Support provides optional 24x7 access to skilled technical engineers in addition to telephone and Web resources.

Strategic Alliances

We establish strategic alliances to assist us in the marketing, selling, distribution and development of our enterprise content management applications and solutions. This approach is intended to increase the number of qualified personnel available to perform application design and development services for our customers. It also provides us with additional marketing and technical expertise and increased channels of distribution in certain vertical industry segments. Finally, our focus on vertical and horizontal solution offerings increases the importance of our relationships with technology partners, strategic consulting partners and other channels of distribution to the market.

We intend to invest in our existing strategic alliances as well as to form new partnerships with other market-leading systems integrators, technology vendors and distribution channels.

Business Combinations

The following is a listing of our acquisitions over the last five years:

TOWER Technology Pty Limited. Effective March 1, 2004, we acquired TOWER Technology Pty Limited (“Tower Technology”), a leading provider of enterprise document and records management solutions. We paid approximately $125 million for Tower Technology, consisting of approximately $49.8 million in cash and 2.7 million shares of common stock on a post split basis for all of the issued and outstanding shares of Tower Technology.

Intraspect Software, Inc. Effective December 11, 2003, we acquired all of the outstanding stock of Intraspect Software, Inc. (“Intraspect”), a leading provider of collaboration software, in exchange for $10 million in cash and approximately 0.42 million shares of stock on a post split basis. The total purchase price, including transaction costs of $0.5 million, was approximately $20 million.

Epicentric, Inc. Effective December 3, 2002, we acquired all of the outstanding stock of Epicentric, Inc. (“Epicentric”), a leading provider of business portal solutions, in exchange for $26 million in cash. The total purchase price, including transaction costs of $3.1 million, was approximately $29 million.

In connection with each of our acquisitions, we incurred one-time acquisition costs and integration-related charges. Such charges relate to product integration, cross-training of employees and other merger-related items. In our acquisitions, a portion of the purchase price was allocated to in-process research and development and was expensed upon the consummation of the respective transaction. The Company recorded no acquisition related charges in 2007 or 2006 and $0.3 million in 2005.

Customers

Our customer list includes some of the worlds most successful organizations in the telecommunications, entertainment, new media and publishing, financial services, government, healthcare, high technology, higher education, life sciences, manufacturing, retail and travel industries worldwide. No single customer accounted for ten percent or more of our total revenues in 2007, 2006, or 2005.

Competition

The market for our products is intensely competitive and subject to rapid technological change. We can be significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. We have three primary sources of competition: in-house development efforts by potential customers or partners; other vendors of software that directly target enterprise content management solutions; and developers of point solution software that address only certain technology components of the solution set that we provide (e.g., Web content management, portal, collaboration, integration, interaction management, document and records management and imaging and workflow).

Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. In particular, we compete against large integrated technology providers such as IBM, Microsoft, Oracle and SAP. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and operating results. See “Risk Factors—Risks Related to Our Business—We Face Intense Competition from Other Software Companies, Which Could Make it Difficult to Compete Successfully.”

Research and Development

We have made substantial investments in research and development through both internal development and technology acquisitions. We have moved to a model where a significant portion of our research and development operations are maintained in India. There, third-party developers are acting as an extension of our primary development and information technology operations in Austin, Texas and Sydney, Australia. We expect this model to help us achieve significant efficiencies, including reduced operational costs and permit an around-the-clock development cycle. Also, See “Risk Factors—Risks Related to our Business—We Use a Third-Party Service Provider in India for a Significant Portion of Our Research and Development Operations and, If We Are Unable to Manage Our Outsourcing Relationship or if We Are Unable to Use Such a Provider, Our Business Could Be Adversely Affected.”

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

Research and development expenditures, excluding acquired in-process research and development charges, for 2007, 2006 and 2005 were approximately $31.0 million, $34.0 million and $33.2 million, respectively.

While we believe we invest appropriate resources in our research and development, there is no assurance that our current spending will allow us to maintain our technology leadership. See “Risk Factors—Risks Related to Our Business—If We are Unable to Meet the Rapid Changes in Software Technology, Our Existing Products Could Become Obsolete.”

Sales and Marketing

We use a variety of marketing programs to build market awareness of our brand name and our solutions and products, in order to attract potential customers. We employ a broad mix of programs to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, advertising, direct marketing and relationship marketing programs, Webcasts, Podcasts, Web search engine marketing, Web search engine optimization, seminars, customer events, user group meetings, trade shows and speaking engagements. Our marketing organization also produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations, Web site content and demonstrations.

We sell solutions and products through our direct sales force as well as through our indirect sales channel with systems integrators, value-added resellers and original equipment manufacturers. We generate leads from a variety of sources, including businesses seeking partners to develop next-generation Web initiatives. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. As of December 31, 2007, the direct sales force consisted of 177 sales professionals and related support personnel.

We will continue to establish partnerships with major industry vendors and strategically selected regional partners that will add value to our products and expand distribution opportunities.

Proprietary Rights and Licensing

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently own 30 patents, 29 of which are issued in the United States and, also, have a number of patent applications pending in the United States. We have 14 registered trademarks in the United States, 69 registered trademarks in foreign countries and 6 pending trademark applications in foreign countries. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink-wrap” agreements, which impose certain restrictions on the licensee’s ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

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

There can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that developers of commercial software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. See “Risk Factors—Risks Related to Our Business—Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property from Infringement or a Claim of Infringement.”

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

Employees

As of December 31, 2007, we had 667 employees, including 116 in research and development, 219 in sales and marketing, 249 in professional services and customer support and 83 in general and administrative. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our professional services, product development, sales and marketing and finance organizations. We also outsource certain development, including a portion of product development and quality assurance. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks before making an investment decision. The risks described below are not the only ones that we face. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks and you as an investor may lose all or part of your investment. You should also refer to the other information set forth in this report, including our consolidated financial statements and the related notes.

Risks Related to Our Business

We Are Profitable but May not be Able to Sustain Consistent Profitability

Although we recorded a profit in fiscal 2007, we cannot be certain that we will generate sufficient revenues to maintain profitability. If we do maintain profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. To achieve and sustain profitable operations and positive cash flows, we must increase our license and support services revenues. If our revenues do not grow at a rate greater than expenses required to fund our continuing operations, we will not be able to maintain the profitability recorded in fiscal 2007, which could cause the price of our common stock to decline.

We Expect Our Quarterly Revenues and Operating Results to Fluctuate

We base our forecast for expenses in part on future revenue projections (as opposed to historical data) due to the continued changes in our business. Many of these expenses are fixed in the short-term and we may not be able to quickly reduce spending if revenues are lower than we have projected. Our ability to accurately forecast our quarterly revenue is limited due to the long sales cycle of our software products, which makes it difficult to predict the quarter in which product implementation will occur and the variability of customer demand for professional services. We would expect our business, operating results and financial condition to be materially adversely affected if revenues do not meet projections and that net losses in a given quarter would be even greater than expected.

Our revenues and operating results have varied significantly from quarter to quarter in the past and we expect that our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

•	demand for our products and services;

•	the timing of sales of our products and services;

•	the timing of customer orders and product implementations;

•	seasonal fluctuations in information technology purchasing;

•	unexpected delays in introducing new products and services;

•	increased expenses, whether related to sales and marketing, product development, product migration and customer support, or administration;

•	changes in the rapidly evolving market for Web-based applications;

•	the mix of product license and services revenue, as well as the mix of products licensed;

•	the mix of services provided and whether services are provided by our own staff or third-party contractors;

•	the mix of domestic and international sales;

•	attrition of key sales, professional services and other customer facing personnel;

•	difficulties in collecting accounts receivable;

•	costs related to possible acquisitions of technology or businesses;

•	global events, including terrorist activities, military operations and widespread epidemics;

•	the general economic climate;

•	changes to our licensing and pricing model; and

•	difficulty in developing and maintaining an indirect sales channel.

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

Our Revenue for a Particular Period is Difficult to Forecast and a Shortfall in Revenue Would Harm Our Operating Results

Due to the nature of the market in which we compete, our revenue and earnings are difficult to forecast. We plan our operating expenses based on our historical results and, in part, on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than we had forecasted. Our ability to accurately forecast our quarterly revenue is limited because our software products have a long sales cycle that makes it difficult to predict the quarter in which sales will occur. We would expect our business, operating results and financial condition to be materially adversely affected if our revenues do not meet our projections.

We Use a Third-Party Service Provider in India for a Significant Portion of Our Research and Development Operations and, If We Are Unable to Manage Our Outsourcing Relationship or if We Are Unable to Use Such a Provider, our Business Could Be Adversely Affected

We are currently using a third-party service provider in India to supply approximately half of our research and development operations. As other software companies have done and are continuing to do, we may continue to allocate more development and IT resources to offshore third parties and we may expand our own operational capabilities in India, with the expectation of achieving significant efficiencies including reduced operational costs and an around-the-clock development cycle. If we are unable to successfully manage our relationship with the third-party service providers, we will not be able to achieve such efficiencies and our business operations could be harmed. In addition, if our third-party service provider is unable to continue to attract and retain highly skilled personnel our business, operating results and financial condition could be materially adversely affected.

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

Our Business May Become Increasingly Susceptible to Numerous Risks Associated with International Operations

International operations are generally subject to a number of risks, including:

•	expenses associated with customizing and localizing products for foreign countries;

•	protectionist laws and business practices that favor local competition;

•	changes in jurisdictional tax laws including laws regulating intercompany transactions;

•	difficulties in developing and maintaining relationships with international vendors;

•	multiple, conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	difficulties in collecting accounts receivable;

•	seasonality of operations;

•	difficulties in staffing and managing foreign operations;

•	licenses, tariffs and other trade barriers;

•	loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	foreign currency exchange rate fluctuations;

•	political and economic instability; and

•	difficulties in communication of and monitoring compliance with Company controls and policy

A significant percentage of our total revenues are generated through licenses and services sold to customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets, develop relationships with international service providers and establish relationships with additional distributors and third-party integrators. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

We have utilized foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies. Gains and losses on hedging contracts are reflected currently in other income and expense. We typically limit the duration of our foreign currency forward contracts to 90 days. We do not invest in contracts for speculative purposes. Our foreign exchange exposures are monitored regularly to ensure the overall effectiveness of our foreign currency hedge positions. At December 31, 2007 we had no currency forward contracts outstanding.

We Must Overcome Significant Challenges in Integrating Businesses Operations and Product Offerings to Realize the Benefits of our Business Combinations

As part of our overall strategy, we have acquired or invested in, complementary companies, products and technologies. The Company will continue to consider strategic acquisitions. Risks commonly associated with such transactions include:

•	the potential difficulties of integrating international and domestic operations;

•	the potential disruption of our ongoing business and diversion of management resources;

•	the possibility that the business cultures will not be compatible;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to integration of operations;

•	the impairment of relationships with employees and customers as a result of any integration of new personnel;

•	potential unknown liabilities associated with the acquired business and technology;

•	costs and delays in implementing common systems and procedures, including financial accounting systems and customer information systems; and

•	potential inability to retain, integrate and motivate key management, marketing, technical sales and customer support personnel.

•	risks related to remote development operations

•	risks related to adoption of new business models, pricing and licensing methods

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

Our Ability to Use Net Operating Losses to Offset Future Taxable Income may be Subject to Certain Limitations.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) to offset future taxable income. A substantial portion of our existing NOLs and tax credits relate to companies that we have acquired and may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs and tax credits of companies that we may acquire in the future may be subject to limitations. Our existing NOLs and tax credits may be subject to limitations arising from future changes in our stock ownership, some of which are outside of our control and could result in an ownership change under Section 382 of the Internal Revenue Code, substantially limiting our ability to utilize our NOLs and tax credits. For these reasons, we may not be able to utilize a material portion of the NOLs and tax credits disclosed in our financial statements to offset future income. This may result in a substantial increase to income tax expense in future periods.

Changes in the Company’s Tax Rates Could Affect its Future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, the Company is routinely subject to the examination of its income tax returns in the United States and Foreign tax jurisdictions. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance the outcomes from these continuous examinations will not have an adverse effect on the Company’s results of operations and financial condition.

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

Our Operating Results May Be Adversely Affected by Small Delays in Customer Orders or Product Implementations

Small delays in customer orders or product implementations can cause significant variability in our license revenues and operating results for any particular period. We derive a substantial portion of our revenue from the sale of products with related services. In certain cases, our revenue recognition policy requires us to substantially complete the implementation of our product before we can recognize certain revenues and any end-of-quarter delays in product implementation could materially adversely affect operating results for that quarter.

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

Historically, services costs related to professional services have frequently exceeded, or had been substantially equal to, professional services-related revenue. In this current economic climate, we make periodic capacity decisions based on estimates of future sales, anticipated existing customer needs and general market conditions. Although we expect that our professional services-related revenue will continue to exceed professional services-related costs in future periods, we cannot be certain that this will occur.

Our services organization depends on highly skilled technical resources and managers. Our ability to maintain our revenue and margins for this organization could be adversely impacted if we are unable to retain such resources or if we experience difficulties in hiring such resources in the future.

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

To Properly Manage Future Growth, We Need to Continue to Improve Our Operational Systems on a Timely Basis

We have experienced periods of rapid expansion and contraction. We have multiple locations in dispersed geographies around the world. Rapid fluctuations and distributed operations place a significant demand on management and operational resources. To manage such fluctuations effectively, we must continue to improve our operational systems, procedures and controls on a timely basis. If we fail to continue to improve these systems, our business, operating results and financial condition will be materially adversely affected.

We May Be Adversely Affected if We Lose Key Personnel

Our success depends largely on the skills, experience and performance of some key technical, sales, managerial and executive personnel throughout all areas of our business. If we lose one or more of our key employees, our business, operating results and financial condition could be materially adversely affected. As we continue to manage with an offshore research and development operations model, it is particularly important that our intellectual property is protected and retained during this transfer. In addition, our future success will depend largely on our ability to continue to attract and retain highly skilled personnel. In particular, hiring and retaining qualified engineers, skilled solutions providers and qualified sales representatives is critical to our future. Like other software companies, we face competition for qualified personnel. If we are unable to continue to attract and retain skilled and experienced personnel, our growth may be limited.

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

The Company is Subject to Risks Associated with the Availability and Coverage of Insurance.

Although the Company maintains insurance for certain risks, such coverage does not cover all risks and is limited in coverage amounts and is subject to various policy terms. Because of these limits and because the Company does not maintain insurance coverage for certain risks, unforeseen or catastrophic losses in excess of insured limits may have a material adverse effect on the Company’s results of operations and financial position.

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

Terrorist Activities and Resulting Military and Other Actions Could Adversely Affect Our Business

The continued threat of terrorism within the United States and abroad, military action in other countries and heightened security measures may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or our inability to effectively market, sell and deploy our software and services, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

Changes in Accounting Rules Could Affect the Company’s Future Operating Results.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. A change from current accounting standards could have a significant effect on the Company’s results of operations. In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which the Company adopted in 2006. Although the adoption of SFAS No. 123R is expected to continue to have a significant impact on the Company’s results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.

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

We Have Incurred Significant Costs in Response to Ongoing Laws and Regulations

Laws and regulations affecting public companies, including but not limited to the Sarbanes-Oxley Act of 2002, have caused us to incur costs as we evaluate and respond to the resulting requirements. The rules could make it more difficult for us to obtain certain types of insurance and we may incur higher costs to obtain coverage similar to our existing policies. Additionally, we have incurred and expect to incur on an ongoing basis increased accounting, audit and legal fees to assist us assess, implement and comply with such rules. The ongoing and proposed rules could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors.

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

Our Performance Will Depend on the Market for Web Based Application Software

The market for Web-based applications software is rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products and services. Accordingly, we cannot be certain that a viable market for our products will emerge or be sustainable or that market campaigns will result in increased demand for our products and services. Enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, individuals have established patterns of purchasing goods and services. They may be reluctant to alter those patterns. They may also resist providing the personal data necessary to support our existing and potential product uses. Any of these factors could inhibit the growth of online business generally and the market’s acceptance of our products and services in particular.

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

Risks Related to the Securities Markets

Our Stock Price May Be Volatile

The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

•	variations in quarterly operating results;

•	the impact of stock option expensing;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of web based software companies;

•	announcements by us of significant contracts, acquisitions, restructurings, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer or failure to complete significant license transactions;

•	additions or departures of key personnel;

•	difficulties in collecting accounts receivable;

•	large percentage of stock held by a few large shareholders; and

•	fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies.

Our Business May Be Adversely Affected by Class Action Litigation Due to Stock Price Volatility

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are a party to the securities class action litigation described in “Legal Proceedings” of this Report. The defense of this litigation may increase our expenses and divert our management’s attention and resources and an adverse outcome could harm our business and results of operations. Additionally, we may in the future be the target of similar litigation. Future securities litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

If Our Internal Controls Over Financial Reporting Do Not Comply With the Requirements of the Sarbanes-Oxley Act, Our Business and Stock Price Could Be Adversely Affected

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year beginning in 2004 and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with the 2004 Report.

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving the company have been, or will be, detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although our management has determined and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2007, we cannot provide assurance that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

Our Business is Subject to Changing Regulation of Corporate Governance and Public Disclosure That Has Increased Both Our Costs and the Risk of Noncompliance

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Securities Exchange Commission and NASDAQ, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting has required, and continues to require, the commitment of significant financial and managerial resources.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our principal research, development, sales, marketing and administrative headquarter offices are located in Austin, Texas. We do not own any real estate or facilities. As of December 31, 2007, we leased direct office space in: Austin, Texas; San Francisco, California; New York City, New York; Boston, Massachusetts; Reston, Virginia; Sao Paulo, Brazil; Sydney, Australia; Maidenhead, United Kingdom; and Madrid, Spain. Such leases have remaining terms of up to ten years. All offices listed above support sales and services activity and we have research and development activity in our Austin, Texas and Sydney, Australia offices.

Additionally, we lease several full-service managed suites and executive suites as small sales offices across the United States and around the world. These small offices generally have lease terms of less than one year, allowing us to adjust to changing business and customer support requirements. As of December 31, 2007, we leased office space in 12 countries outside of the United States.

Throughout 2007, we consolidated our leased office portfolio. Some of the resulting excess lease space expired in 2007, or will expire in the near term and we successfully negotiated early terminations of some leases, in part or in whole. We currently sublease some surplus office space in Austin, Texas; New York City, New York; Boston, Massachusetts; and Reston, Virginia to unrelated third-parties. We are actively marketing and attempting to sublease or negotiate early terminations of our remaining surplus space, including, but not limited to, space in Austin, Texas for the respective remaining lease terms. The Company occupies or subleases approximately 98% of the leased office space leaving approximately 2% of the leased space unoccupied.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied a motion to dismiss the complaint against the Company. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the other nearly identical actions (the “focus cases”), which are intended to serve as test cases. The plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of the issuers, including the Company and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs’ class certification motion and plaintiffs filed an opposition to defendants’ motions to dismiss. On January 28, 2008, the issuers and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than Vignette’s insurance coverage. The Company is unable to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period. The Company will continue to defend itself vigorously against this lawsuit.

Millennium L.P. vs Vignette Corporation

On June 6, 2007, a patent infringement lawsuit was filed against the Company in the United States District Court for the Southern District of New York (“the Court”) by Millennium L.P.( “Millennium” ), for the alleged infringement of various patents by the Company’s products (Case No. 07 CIV 4800) . The patents asserted against the Company are United States Patent Nos. 5,258,855, 5,369,508, 5,625,465, 5,768,416 and 6,094,505. The Complaint also alleges willful infringement of the patents by the Company and seeks a preliminary and permanent injunction of the alleged infringing acts by the Company, as well as trebling of unspecified damages. The Company filed its answer to the Complaint on July 10, 2007, denying the claims of Millennium and raising various defenses. On July 10, 2007, the Company also counterclaimed for a declaratory judgment that United States Patent Nos. 5,258,855, 5,369,508, 5,625,465, 5,768,416 and 6,094,505 are not infringed by the Company and are invalid. Millennium replied to the counterclaim on July 11, 2007.

On December 28, 2007, the Court entered an Order of Discontinuance with prejudice and without costs under which Millennium’s ability to restore the action to the active calendar of the Court expired January 28, 2008. During this period, on January 2, 2008, the Company and Millenium entered into an agreement that resulted in the parties’ mutual release of all claims against one another.

Litigation and Other Claims

We are also subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year Ended December 31, 2007:
Fourth Quarter	$20.34	$14.11
Third Quarter	21.04	17.25
Second Quarter	21.16	18.20
First Quarter	19.18	16.67
Year Ended December 31, 2006:
Fourth Quarter	$17.44	$13.39
Third Quarter	15.00	12.11
Second Quarter	16.55	13.22
First Quarter	17.65	14.18

At February 29, 2008, there were approximately 414 holders of record and approximately 33,000 total shareholders of our common stock and the closing price of our common stock was $12.65 per share.

We have never declared or paid any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

On November 12, 2006, the Board of Directors of the Company approved a stock repurchase program of up to $75 million of the Company’s common stock over the following 12 months. In addition, on November 2, 2007, the Board of Directors of the Company approved an extension to the stock repurchase program approved on November 12, 2006 authorizing the purchase of up to an additional $75 million of the Company’s common stock over an indefinite period. Purchases are made from time to time as market and business conditions warrant, in the open market, negotiated or block transactions, in accordance with applicable laws, rules and regulations. The table below sets forth the purchases made during the fourth quarter of fiscal 2007.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under plans or programs (in 000s)
10/01/2007 to 10/31/2007	580,708	17.41	580,708	980
11/01/2007 to 11/30/2007	496,486	15.73	496,486	68,171
12/01/2007 to 12/31/2007	416,221	14.90	416,221	61,968
Total for fiscal 2007 fourth quarter	1,493,415	16.15	1,493,415	61,968

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on the Company’s Common Stock between December 31, 2002 and December 31, 2007 with the cumulative total return (i) The Total Return Index for the NASDAQ Stock Market (US Companies) (The “NASDAQ Stock Market-US Index”) and (ii) Standard and Poor’s Information Technology Index (“S&P IT Index”), over the same period. This graph assumes $100 investment at the beginning of such period and the reinvestment of all dividends. The Comparisons shown on the graph below are based on historical data. The historical data for the Company has been retroactively restated for the one-for-ten reverse split that became effective as of June 10, 2005. The Company cautions that the stock performance shown in the graph below is not indicative of, nor is it intended to forecast, the potential future performance of the Company’s common stock.

Cumulative Total Return

	12/02	12/03	12/04	12/05	12/06	12/07
Vignette Corporation	100.00	185.00	113.28	132.93	139.12	119.07
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
S&P Information Technology	100.00	147.23	150.99	152.49	165.32	192.28

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data at December 31, 2007 and 2006 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data at December 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Revenue:
Product license	$56,059	$66,368	$70,316	$63,152	$60,986
Services	135,755	131,206	120,359	114,775	97,328

Total revenue	191,814	197,574	190,675	177,927	158,314
Cost of revenue:
Product license	1,731	2,548	2,911	5,036	2,844
Amortization of acquired technology	5,016	5,017	6,267	10,115	3,450
Services (1)	61,879	60,399	55,427	53,281	39,531

Total cost of revenue	68,626	67,964	64,605	68,432	45,825

Gross profit	123,188	129,610	126,070	109,495	112,489
Operating expenses:
Research and development (1)	30,990	34,013	33,212	40,140	40,247
Sales and marketing (1)	62,041	70,192	68,080	74,441	68,229
General and administrative (1)	19,564	17,941	20,291	18,571	16,441
Purchased in-process research and development, acquisition-related and other charges	—	—	270	7,609	4,258
Business restructuring charges (benefit)	(80)	150	(2,899)	18,083	(14,687)
Amortization of intangible assets	3,384	3,720	5,003	4,919	1,965

Total operating expenses	115,899	126,016	123,957	163,763	116,453

Income (loss) from operations	7,289	3,594	2,113	(54,268)	(3,964)
Other income, net	11,845	10,613	20,710	2,895	5,068

Income (loss) before provision for income taxes	19,134	14,207	22,823	(51,373)	1,104
Provision for (benefit from) income taxes	(5,691)	1,888	2,429	1,482	1,137

Net income	$24,825	$12,319	$20,394	$(52,855)	$(33)

Basic net income per common share	$0.90	$0.42	$0.70	$(1.86)	$(0.00)

Diluted net income per common share	$0.89	$0.41	$0.68	$(1.86)	$(0.00)

Shares used in computing basic net income per common share	27,501	29,658	29,181	28,381	25,310
Shares used in computing diluted net income per common share	27,783	29,878	29,807	28,381	25,310
(1) Includes stock based compensation as follows:

	Year ended December 31,
	2007	2006	2005	2004	2003
Cost of revenue – services	$290	$420	$—	$—	$—
Research and development	511	278	12	(71)	324
Sales and marketing	907	706	124	(48)	69
General and administrative	2,522	1,790	698	599	714

	$4,230	$3,194	$834	$480	$1,107

Actual compensation cost for the years ended December 31, 2007 and 2006 has been recognized using the fair value method as required by Statement 123R and has been included in the determination of net income and net income per share. Prior to the adoption of Statement 123R in 2006, the only stock based compensation expense related to restricted stock and not stock options. See Footnote 5 to the Financial Statements for pro forma information for the year ended December 31, 2005, regarding net income and net income per share as required by SFAS 123 as if the Company had accounted for its employee stock plans under the fair value method of SFAS 123.

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$148,177	$204,454	$197,057	$164,363	$239,513
Working capital	112,142	169,268	165,319	126,406	205,749
Long-term investments in marketable securities	27,096	11,688	—	—	—
Total assets	378,133	421,152	417,161	405,456	366,116
Total liabilities	81,301	83,365	87,052	98,638	84,770
Total shareholders’ equity	296,832	337,787	330,109	306,818	281,346

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in December and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Vignette develops and sells software for managing and delivering business content. Our software products, which fall into various standard industry categories, including Web content management, portal, collaboration, integration and interaction management, document and records management and imaging and workflow, enable organizations to build, manage and deploy information-based applications. Vignette’s software helps organizations improve their interactions with key audiences, including customers, prospects, employees, partners, patients and citizens, by making it possible for them to deliver online experiences that support their larger business goals. We place particular emphasis on supporting online experiences that are personal, social, transactional and ubiquitous. Our early content management and delivery tools laid the groundwork for some of the Web’s most influential and popular sites. Today, our award-winning solutions continue to power some of the world’s most prominent online brands and enable organizations to have more meaningful interactions with all of their important constituencies.

Organizations in virtually every industry are undertaking next-generation Web initiatives. In general, a renewed focus on growth has led these organizations to re-examine, among other things, the quality of the online experience they provide to their key audiences. From Vignette’s perspective, improving the online experience demands better management and delivery of business content. Vignette’s best customers derive the greatest value from this content at the point of customer interaction, particularly when that point of interaction is online.

Vignette’s Web Experience Platform helps our customers improve the way they connect with their key audiences online. It gives them tools for building great online experiences that support the organizations larger goals (creating a more social online experience, for example, where visitors spend more time on a site or are encouraged to provide product feedback can serve an organization’s desire to grow online product sales or to shorten product development cycles). Vignette’s platform also provides numerous ways to improve the organization’s management of the content that fuels the online experience (and that online visitors create).

Vignette’s platform helps organizations create online experiences that are more personal. It helps them create large, feature-rich online communities with the interactivity and content contribution that today’s audiences expect and the performance and scalability that global enterprises require. Vignette’s platform also supports the creation of Web experiences that are of consistently high quality regardless of location, time of day, or device (computer, television, mobile phone, PDA, kiosk, etc.).

Some of our customers also want to use the online channel to connect customers and other key audiences with internal business processes. In particular, public sector organizations and commercial organizations in the financial services, insurance and healthcare industries are making technology investments that allow them to extend business activities — loan origination, case processing, customer service and similar processes – to the Web. Vignette’s Imaging and Workflow solution, a component of the Vignette Web Experience Platform is expressly designed to provide these capabilities.

Vignette’s software products are brought together in various combinations to deliver solutions to the common content management challenges above. Following is a brief description of each of our software products:

Vignette Content Management manages business content of virtually any type (text, images, video, compound content types, etc.) and ensures the delivery of that content to Web sites. It is especially suited to large organizations that maintain many separate Web sites for distinct sets of constituents because it eliminates the inevitable issues of versioning, redundancy, currency, and so on, that are common to complex Web environments. It is designed to separate content from its delivery, which makes it easy to repurpose content across multiple sites that may look and behave very differently. This separation of content and delivery also makes it easy for Vignette customers to offer Web experiences that are of consistent quality regardless of Web device. A great deal of design effort has gone into making Vignette Content Management accessible to non-technical people, which means that much of the day-to-day responsibility for an organization’s online experience can reside with customer-focused business people, not technical personnel.

Vignette Portal lets organizations build and deliver highly customizable Web experiences tailored to the requirements of audiences such as employees, partners and customers. A portal application typically combines in a single view or screen a number of visual objects, each of which can be linked to an application or another Web page. Vignette Portal lets organizations create such composite applications particularly rapidly.

Vignette Collaboration creates workspaces, where teams can share, capture and search information. This helps organizations reduce the risk of knowledge being lost. It breaks down many of the communication and collaboration barriers that exist in geographically dispersed organizations. Encouraging fluid online collaboration can also improve business relationships across departments and between organizations and their key constituencies.

Vignette Records & Documents is an enterprise document and records management solution that manages fixed assets, automates document based workflows, manages casework through a process and implements important archival and disposition of records. Vignette Records & Documents facilitates risk and compliance management and implements important document management capabilities including metadata search, query by example, indexed full text search, check in/out and ACL security.

Vignette WebCapture is a secure Web transaction capture and playback risk management solution that archives transactions on a customer’s site and creates a permanent record of them for dispute resolution.

Vignette IDM is an integrated document management, archive and retrieval solution that addresses document capture, production imaging supporting forms OCR/ICR, high-performance image viewing, printing and storage management; business process automation and workflow supporting case management, business process management and Web services; output report management for capturing, mining, linking, distribution and statement presentment; and Computer Output to Laser Disc (“COLD”) storage and records management supporting electronic and physical records, retention management, e-mail archiving and regulatory compliance.

Vignette Rich Media Services is of particular value to organizations that must manage large volumes of images, podcasts, Adobe Flash files and video content. These and other types of rich media pose special challenges for editors responsible for managing libraries of this content and for the approval, categorizations, tagging and publishing of these assets. Rich Media Services helps organizations get their rich media assets under control and productively incorporated into each organization’s particular online experience.

Vignette Business Integration Studio is a graphical application integration environment for collecting and integrating content and applications from a wide selection of sources with minimal coding. Vignette Business Integration Studio allows users to readily and dynamically map content from disparate schemes, remote repositories and applications to an aggregated destination. We offer over fifty pre-built application and technology adapters that can be used by Vignette Business Integration Studio to integrate with enterprise, desktop, database and proprietary content sources existing throughout an enterprise. Adapters are plug-ins to Vignette Business Integration Studio that provide prepackaged integration capabilities to common technology applications.

Vignette Dialog augments everyday email by delivering highly personalized content to the intended recipients at the designated time through online and offline touch points. A simple, graphical environment allows business users to create planned, multi-step conversations that can be triggered by virtually any type of event, including opening an email, failing to open an email, filling out a form on a Web site, completing a purchase, attending an event or placing a customer service call.

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

2007 Highlights

NOTE: Period over period changes and percentages are calculated based on actual numbers and not the rounded numbers presented in this Form 10-K. As such, rounding differences could occur when recalculating the numbers stated throughout the Form 10-K.

Operating Results

The company reported a 102% increase in net income for fiscal year 2007 versus fiscal year 2006, reporting $24.8 million compared to $12.3 million in the prior year. The Company also posted operating income for fiscal year 2007 of $7.3 million compared to operating income of $3.6 million for fiscal year 2006, an increase of 103% which led to an increase in the operating margin percentage for fiscal 2007 of 3.8% versus 1.8% for fiscal

2006. The improved results were driven by our continuing focus on cost control and efficiency in our business, a solid performance by our services organization and a one-time deferred tax valuation allowance adjustment to the income tax provision. In the fourth quarter of 2007, the Company had operating income of $3.0 million as compared to operating income of $4.7 million for the fourth quarter of 2006. The decrease was due primarily to higher sales and marketing expenses of $1.6 million as we increased spending on headcount related items.

Total revenue for fiscal year 2007 was $191.8 million, a decrease of 3% over the fiscal year 2006 revenue of $197.6 million. Services revenue increased $4.5 million or 3% and license revenue of $56.1 million declined $10.3 million or 16% as compared to 2006. License revenues of $18.0 million in the fourth quarter of 2007 were down 6.1% as compared to the fourth quarter of 2006. Maintenance and support revenues of $82.3 million in fiscal 2007 and $20.6 million in the fourth quarter of 2007 were up 3% and 0.4%, respectively, as compared to 2006. Professional services revenues of $53.4 million in fiscal 2007 and $14.0 million in the fourth quarter of 2007 were up 5.0% and 9.1% as compared to the same period in 2006. International revenue comprised 35% and 32% of total revenue for the year and quarter ended December 31, 2007, respectively. No single customer accounted for more than 10% of our annual or quarterly revenues.

The gross profit margin in fiscal 2007 of 64% decreased $6.4 million or 2% from fiscal 2006 as a result of the lower license revenue. The total costs of revenue increased $0.6 million to $68.6 million from $68.0 million. The increase was driven by higher costs in our professional services organization of $1.5 million associated with the $2.4 million increase in professional services revenue. This increase was offset by a decrease in cost of revenue for product license of $0.8 million to $1.7 million from $2.5 million in fiscal 2006, associated with the lower license revenue.

Total expenses, including both cost of revenue and operating expenses, for fiscal 2007 and for the fourth quarter of 2007 were $184.5 million and $49.7 million respectively, as compared to fiscal 2006 and fourth quarter 2006 expenses of $194.0 million and $47.9 million. The primary driver for the decrease in the expenses for fiscal 2007 was a decrease in operating expenses of $10.1 million or 8%. The $10.1 million is made up primarily of a decrease in research and development expenses of $3.0 million driven by both headcount and facility related costs, a decrease in sales and marketing expenses of $8.2 million driven by a reduction in headcount related expenses and discretionary spending and an increase in general and administrative expenses of $1.6 million driven by higher professional services fees.

Liquidity decreased during the year with cash, cash equivalents and short term investments reducing by $56.3 million to a total of $148.2 million at December 31, 2007 versus $204.5 million at December 31, 2006. The decrease is as a result of the share repurchase program the company initiated in November 2006 and increased investments in long-term marketable securities. During the year the Company paid $74.2 million to repurchase its common stock and continues to carry no debt.

Headcount was 667 employees at December 31, 2007 as compared to 670 employees at December 31, 2006 and September 30, 2007.

Outlook

Our objective is to maintain and extend our position as a leading global provider of Next-Generation Web solutions. These solutions enable organizations to harness the power of their business content and the Web to deliver rich, personalized online interactions in direct or indirect support of customer acquisition and retention and revenue growth. We will continue to focus on delivering profitable growth, expanding our customer base of global 2000 organizations, extending our technology leadership through investment in research and development, expanding our global sales capabilities and building upon our strategic alliances with leading companies.

We will seek to improve direct and indirect sales channel productivity. We will strive to encourage cross-functional team selling through enhanced team realignment around customer accounts and regions and meet market-specific needs for designated solution areas through specialized teams with subject-matter expertise in areas such as healthcare, imaging and workflow, next generation web presence and collaborative records and document management. We will continue to focus on the indirect channel as a means to better distribute and expose our software and solutions to the marketplace. We will also continue to focus on realizing efficiencies and cost-savings across our business.

The primary risk to achieving our goals is competitive pressure, particularly from larger companies with much longer operating histories and greater resources. Moreover, many of these companies can adopt aggressive pricing policies and provide customers with consolidated offerings that may include some of our product capabilities. Other key risks include market acceptance of our products, the overall level of information technology spending, the uncertainties and challenges of offshore outsourcing and our ability to maintain control over expenses and cash. Our prospects must be considered in light of these risks, particularly given that we operate in new and rapidly evolving markets and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors” for more information.

Reverse Stock Split

On June 10, 2005, a one-for-ten reverse stock split of the common stock (the “Reverse Stock Split”) of the Company became effective. The Reverse Stock Split was approved by the Company’s shareholders on May 27, 2005 at the Company’s annual meeting. The Company filed the certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to affect the Reverse Stock Split. All per share data and per share amounts have been retroactively restated for the Reverse Stock Split.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements as revised by SAB 104 and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables

Where software licenses are sold with maintenance and support or other services, we allocate the total fee to the various elements based on the fair values of the elements specific to us. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is measured by the renewal rate. If we do not have VSOE for one of the delivered elements of an arrangement, but do have VSOE for all undelivered elements, we use the residual method to record revenue. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value and the remaining arrangement fee, including any discount, is then allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount.

Revenue allocated to product license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant remaining obligations with regard to implementation are outstanding and collection of a fixed or determinable fee is probable. We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable and such amounts are recognized as revenue as they become due. If collectibility is not considered probable, revenue is recognized when the fee is collected. For software arrangements where we are obligated to perform professional services for implementation of the product, we evaluate whether delivery has occurred upon shipment of software or upon completion of services and if the customer payment is probable. This evaluation is made based on various factors such as the nature of the services work, order type (e.g. initial vs. follow-on), customer’s payment history, etc. In the instances where delivery is deemed not to have occurred upon shipment based on the aforementioned factors, license revenue is recognized when we have no significant remaining obligations with regard to the implementation.

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

Estimating the allowance for doubtful accounts. We continuously assess the collectibility of outstanding customer invoices and in doing so; we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience, a customer’s current credit-worthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. For example, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Stock based compensation. The Company measures all share-based payment awards at fair value on the date of grant and recognizes compensation expenses for all share-based payments on a straight-line basis over the service period that the awards are expected to vest pursuant to the guidance of Statement of Financial Accounting Standards 123R, Share-Based Payment (“Statement 123R”) and Staff Accounting Bulletin 107 (“SAB 107”) of the Securities and Exchange Commission. Restricted stock and stock options issued under equity plans as well as well as stock purchases under our employee stock purchase plans are subject to the provisions of Statement 123R and the interpretive guidance of SAB 107.

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

We estimate the fair value of stock options using a Black-Scholes valuation model. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted.

Accounting for income taxes. We account for the effect of income taxes in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes (“SFAS No. 109”) and the various interpretations thereof. At the end of each interim period we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimated effective tax rate is used to determine income taxes on a current year-to-date basis from ordinary operations. Estimating an effective tax rate involves estimates and forecasts by management in arriving at an estimated full year tax liability on a legal entity basis. In each successive interim period, to the extent our estimates need to be revised, we expect that our effective tax rate will change accordingly, affecting tax expense (or benefit) for both that successive interim period as well as year-to-date interim results. In addition to the tax provision attributable to ordinary operations, the income tax expense recorded will also reflect the impact of discrete adjustments for each interim period.

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

In 2007 we released a portion of the valuation allowance we had recorded against our deferred tax assets based on the determination that it is now more likely than not that part of the net operating loss carryforward will be realized. Recognition of the deferred tax asset was primarily based on Management’s conclusions regarding our ability to utilize net operating losses and other deferred tax assets to offset income in future periods. Although we anticipate the company will continue its trend of recent profitability and that some portion of the valuation allowance will be reduced in future periods, a subsequent decrease in the forecast in the future periods or future losses might require an increase to the valuation allowance resulting in a potentially material charge to income tax expense in future periods.

Tax contingencies are provided for in accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”). Although we believe that we have appropriate support for the positions taken on our tax filings across all of the jurisdictions in which we operate, we must evaluate potential uncertainties and record a liability for our best estimate of the probable loss on these positions. We believe that our accruals related to such uncertainties are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. However, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities, necessitating a material adjustment to our income tax provision, net income, or cash flows in the period or periods in which such determination is made. The balance of unrecognized tax benefits was $10.7 million and $10.9 million at December 31, 2007 and 2006, respectively.

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

Valuation of goodwill and identifiable intangible assets. The Company applies Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), in accounting for the valuation of goodwill and identifiable intangible assets. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The events and circumstances the Company considers include significant changes in the business climate, legal factors, operating performance indicators and competition. In addition, the Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. As required by Statement 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment by comparing the fair value of the Company with its carrying amount, including goodwill. To determine the Company’s fair value, the Company employs the market capitalization approach, comparing the net book value of the Company to its market capitalization. If, under the first step, an, impairment is indicated, a second step is employed to measure the impairment.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations, expressed as a percentage of total revenues:

	Year Ended December 31,
	2007	2006	2005
Revenue:
Product license	29%	34%	37%
Services	71	66	63

Total revenue	100	100	100
Cost of revenue:
Product license	1	1	2
Amortization of acquired technology	3	3	3
Services	32	30	29

Total cost of revenue	36	34	34
Gross profit	64	66	66
Operating expenses:
Research and development	16	17	17
Sales and marketing	32	36	36
General and administrative	10	9	11
Business restructuring charges (benefits)	—	—	(2)
Amortization of other intangible assets	2	2	3

Total operating expenses	60	64	65

Income from operations	4	2	1
Other income, net	6	5	11

Income before provision for income taxes	10	7	12
Provision for (benefit from) income taxes	(3)	1	1

Net income	13%	6%	11%

Comparison of fiscal years ended December 31, 2007, 2006 and 2005 (in thousands, unless otherwise noted)

Revenue

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
Product license	$56,059	$66,368	$70,316	(16)%	(6)%
Services Revenue
Subscription services	11	—	—	100	—
Maintenance and support	82,315	80,218	75,077	3	7
Professional services	53,429	50,988	45,282	5	13

Total services revenue	135,755	131,206	120,359	3	9

Total revenue	$191,814	$197,574	$190,675	(3)%	4%

Total revenue decreased 3% in 2007 and increased 4% in 2006. The decrease in revenue in 2007 is due to decreased license revenue offset by increases in both maintenance and support and professional services. The increase in 2006 from 2005 was also due to decreased license revenue offset by increases in both maintenance and support and professional services.

Product license. Product license revenue decreased 16% in 2007 and decreased 6% in 2006. The decrease in 2007 is a result of significant attrition in our sales organization and an insufficient pipeline of new software sales opportunities. The decrease in 2006 was a result of inconsistent ales execution and sales force attrition in the latter part of the year. The total number of sales and support personnel was 177 as of December 31, 2007 versus 171 as of December 31, 2006.

Services. Services revenue increased 3% in 2007 and 9% in 2006. The increase in 2007 is attributable to both maintenance and support and professional services. The increase in maintenance and support is attributable to continued strong renewal rates and price increases across our customer base. The increase in professional services is due to our continued focus on providing additional capacity via third party resources. The increase in professional services in 2006 was due primarily to more effective selling of our services to the Company’s installed base of customers. The increase in maintenance and support in 2006 was attributable primarily to an inflationary index related increase in rates.

During fiscal years 2007, 2006 and 2005, no single customer accounted for more than 10% of our total revenues. International revenue was $67.2 million, $74.8 million and $74.6 million, or 35%, 38% and 39% of total revenues, in 2007, 2006 and 2005, respectively.

Gross Profit

Cost of revenue consists of the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology and personnel and other expenses related to providing professional and maintenance and support services.

Gross profit amounts and percentages are as follows:

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
Product license	$54,328	$63,820	$67,405	(15)%	(5)%
Services:
Subscription services	11	—	—	100	—
Maintenance and support	69,356	67,209	61,707	3	9
Professional services	4,509	3,598	3,225	25	11

Total services	73,876	70,807	64,932	4	9

Amortization of acquired technology	(5,016)	(5,017)	(6,267)	—	20

Total gross profit	$123,188	$129,610	$126,070	(5)%	3%

As a percent of sales, gross profit represented 64%, 66% and 66% in 2007, 2006 and 2005, respectively. Even though there was a slight decrease in gross margin in 2007 there were no significant changes in the direct costs of the Company’s products or services. The decrease in gross profit, which was $6.4 million or 5% lower than 2006, is consistent with the 3% decrease in total revenue in 2007.

Operating expenses

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
Research and development	$30,990	$34,013	$33,212	(9)%	2%
Sales and marketing	62,041	70,192	68,080	(12)	3
General and administrative	19,564	17,941	20,291	9	(12)
Purchased in-process research and development, acquisition-related and other charges	—	—	270	—	(100)
Business restructuring charges (benefits)	(80)	150	(2,899)	Not meaningful	Not meaningful
Amortization of other intangible assets	3,384	3,720	5,003	(9)	(26)

Total operating expenses	$115,899	$126,016	$123,957	(8)%	2%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 9% in 2007 and increased 2% in 2006. The decrease in research and development in 2007 is due to lower headcount related expenses as we continued to invest more heavily in our overseas development resource. The increase in research and development in 2006 was due to increased salaries and wages as onshore headcount increased in 2006.

The Company did not capitalize any software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, for fiscal years 2007, 2006 and 2005, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses decreased 12% in 2007 and increased 3% in 2006. The decrease in 2007 is as a result of the attrition we experienced at the end of 2006 and the early part of 2007. The increase in 2006 was due to the increased marketing efforts in the health care vertical and regional marketing expenses during the first half of 2006.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses increased 9% in 2007 and decreased 12% in 2006. The increase in 2007 is due to increased investment in outside professional services. The decrease in 2006 was due to reduced costs for regulatory reporting and lower professional services.

Purchased in-process research and development, acquisition-related and other charges. The Company made a series of complimentary business acquisitions through the periods ended December 31, 2004. In connection with each of our acquisitions, we incurred one-time acquisition costs and integration-related charges. Such charges relate to product integration, cross-training of employees and other merger-related items. In our acquisitions, a portion of the purchase price was allocated to in-process research and development and was expensed upon the consummation of the respective transaction. The Company recorded no acquisition related charges in 2007 or 2006 and $0.3 million in 2005. Components of acquisition-related charges and the remaining accruals are presented in Note 3 — Business Combinations and Acquired In-Process Research and Development in our Notes to Consolidated Financial Statements.

Business restructuring charges (benefits). In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003 and 2004, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals are presented in Note 6 — Business Restructuring in our Notes to Consolidated Financial Statements.,

Amortization of other intangible assets. Amortization of other intangible assets includes amortization of customer relationships and non-compete contracts. Amortization expenses related to acquired technology are recorded in cost of revenue. Other intangible amortization expense decreased $0.3 million and 9% in 2007. This decrease relates to the decline in amortization expense for assets acquired as part of the Tower Technology acquisition as the remaining unamortized cost continues to decline. Amortization expense is recorded ratably over the estimated useful lives of the other intangible assets, which range from two to six years. Components of other intangible assets are presented in Note 4 — Intangible Assets in our Notes to Consolidated Financial Statements.

Other income, net.

Other income, net for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
Interest income	$10,062	$9,875	$5,890	2%	68%
Other income (expense), net	1,783	738	14,820	142%	(95)%

	$11,845	$10,613	$20,710	12%	(49)%

Other income (expense), net is composed of recognized investment gains, foreign currency exchange realized and unrealized gains/(losses), gains on sale of intellectual property and/or disposed equipment and purchase accounting credits.

Other income (expense), net increased in 2007 as compared to 2006 due to a $0.8 million increase in foreign currency exchange realized and unrealized gains, a $0.3 million one time gain on the sale of intellectual property in the first quarter of 2007, a $0.5 million accrual adjustment in the fourth quarter of 2007, offset slightly by a $0.5 million purchase accounting credit recorded by the Company in the first quarter of 2006 related to the releasing of a liability recorded for the Tower Technology purchase in the first quarter of 2004.

Interest income increased in 2006 as compared to 2005 due to the higher cash balances and higher yields on invested funds. Other income (expense), net decreased in 2006 as compared to 2005 due to a one time gain on the sale of equity investments in 2005 in the amount of approximately $13.0 million. The gain on the sale of equity investments in 2005 was due to the sale of equity securities in privately held technology companies, the largest of which was a sale of Shopzilla for approximately $600 million to EW Scripps Company, in which the Company owned approximately 2%. The Company had no carrying cost in the asset at the time of the sale due to previous impairment charges.

Provision for (benefit from) income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Year Ended December 31,			2007 Compared to 2006	2006 Compared to 2005
	2007	2006	2005
Provision for income taxes	($5,691)	$1,888	$2,429	(398)%	(22)%

Our accounting for deferred taxes under SFAS 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In 2007, we released $9.8 million of the valuation allowance we had recorded against our net deferred tax asset based on the determination that it is now more likely than not that part of the benefit related to the net operating loss carryforward will be realized. Approximately $7.4 million of the benefit from release of the valuation allowance was recorded as a benefit to our income tax provision and the remaining $2.4 million related to assets of acquired companies and was recorded as a reduction of goodwill. In concluding that releasing part of the valuation allowance was appropriate, we have considered such factors as our operating history and our ability, based on a projection, to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years. We cannot currently estimate the changes in deferred tax asset valuation allowance that may be appropriate in future periods.

As of December 31, 2007, we had domestic federal net operating loss, research and development credit and capital loss carry forwards of approximately $745.0 million, $16.3 million and $15.2 million, respectively. These domestic net operating loss, research and development credit and capital loss carry forwards will expire at various dates, between 2008 and 2027, if not utilized. The Company also had foreign net operating loss carry forwards of approximately $12.4 million that are not subject to expiration.

Internal Revenue Code Section 382 and similar foreign statutes impose substantial restrictions on the utilization of net operating losses, tax credits and capital loss carry forwards in the event of an “ownership change” of a corporation. Domestic net operating loss carry forwards of approximately $151.1 million and tax credit carry forwards of $4.4 million at December 31, 2007 were incurred by businesses we acquired and are subject to annual limitation. The remaining tax attributes that would be subject to annual limitations upon an “ownership change” include domestic net operating loss carry forwards of $593.8 million, foreign net operating loss carry forwards of $3.2 million, capital loss carry forwards of $15.2 million and research and development credit carry forwards of $11.9 million. Based upon a review of historical stock ownership, we do not believe we have undergone an “ownership change” that will severely limit our ability to utilize these tax attributes prior to their expiration. In the event that an ownership change occurs in the future, application of the change in ownership statutes might result in substantial limitation on the utilization of these tax attributes from that point forward.

Further discussion of our provision for income taxes and our deferred tax asset and valuation allowance are presented in Note 9 — Income Taxes in our Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The following table presents selected financial statistics and information, (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Cash and cash equivalents	$94,201	$98,832	$124,104
Short-term investments	$53,976	$105,622	$72,953
Working capital	$112,142	$169,268	$165,319
Current ratio	2.4:1	3.2:1	3.1:1
Days of sales outstanding	64	61	69

At December 31, 2007, we had $148.2 million in cash, cash equivalents and short-term investments and no debt. We invest cash exceeding our operating requirements in short or long-term, investment-grade securities and classify these investments as available-for-sale.

Net cash provided by operating activities was $29.9 million, $27.7 million and $16.7 million, in 2007, 2006 and 2005, respectively. The increases in 2007, 2006 and 2005 are related to the improved operating performance of the Company.

Net cash provided by (used in) investing activities was $34.5 million, $(46.4) million and $42.0 million, in 2007, 2006 and 2005, respectively. The increase in investing cash flows for 2007 was due to the maturity of short-term investments, the proceeds from which were utilized in our share repurchase program. The decrease in investing cash flows for 2006 was due to the purchase of both short-term and long-term investments in order to take advantage of rising yields for longer term investments.

Net cash provided by (used in) financing activities was $(70.3) million, $(7.7) million and $2.8 million in 2007, 2006 and 2005, respectively. Our financing activities consisted primarily of employee stock option exercises and shares purchased under employee stock purchase plans. However, in the fourth quarter of 2006 the Company spent $12.6 million to repurchase common stock of the Company under a $75 million repurchase plan that was announced on November 12, 2006. The Company spent a further $74.2 million during 2007 under a combination of the original repurchase plan and a $75 million extension that was announced on November 2, 2007.

We believe that we have sufficient capital resources to meet our working capital, capital expenditure and investment requirements for at least the next 12 months.

Contractual Obligations

The following table summarizes our significant contractual obligations (in thousands) at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities.

	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$19,814	$5,722	$8,139	$3,350	$2,603
Operating sublease income	(6,531)	(2,101)	(3,273)	(1,157)	—

Net operating lease obligations	$13,283	$3,621	$4,866	$2,193	$2,603

The Company leases its office facilities and various equipment under operating lease agreements having expiration dates through 2017.

The expected timing of payment of the obligations detailed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of capital or services or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States of America and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Asia and Australia where transactions are denominated in the local currency of each location. As a result, our financial results could be affected by changes in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies and therefore, financial reporting of our foreign operations is subject to foreign currency risk. Gains and losses on hedging contracts are reflected in other income and expense. We typically limit the duration of our foreign currency forward contracts to 90 days. We do not invest in contracts for speculative purposes. Our foreign exchange exposures are monitored regularly to ensure the overall effectiveness of our foreign currency hedge positions. As part of this monitoring program, in order to evaluate the effectiveness of our hedging practices, in the second quarter of 2007 we did not replace foreign currency hedge positions which expired and have not yet re-engaged our foreign currency hedge program. Consequently, at December 31, 2007 we had no foreign currency contracts outstanding. For the year ended December 31, 2007, the Company recognized a foreign exchange gain of $0.2 million including the impact of foreign exchange contracts.

Interest Rate Risk

Cash, cash equivalents and short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material interest risk exposure. Our investment policy requires us to invest funds in excess of current operating requirements in:

•	obligations of the U.S. government and its agencies;

•	investment grade state and local government obligations;

•	securities of U.S. corporations rated A1 or P1 by Standard & Poors or the Moody’s equivalents; and

•	money market funds, deposits or notes issued or guaranteed by U.S. and non-U.S. commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years

Our cash and cash equivalents consisted primarily of commercial paper and money market funds. Short-term investments consist of marketable securities including corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies and auction rate securities. Our marketable securities that are classified as short-term investments will mature in less than one year from the Company’s balance sheet date. Auction rate securities may have nominal maturity dates that are more than one year from the Company’s balance sheet date, but are classified as short term investments by the Company. These securities are classified as available-for-sale and are recorded at their estimated fair value. The Company held no auction rate securities at December 31, 2007 and $42 million at December 31, 2006.

Long-term investments. At December 31, 2007, long-term investments consisted of long-term marketable securities, cash collateral pledged for certain lease and tax obligations and a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized no impairment charges during 2007, 2006 or 2005. We classify our long-term investments as available-for-sale. The Company did not have any long-term marketable securities as of December 31, 2005.

We held $5.3 million and $6.2 million in restricted investments at December 31, 2007 and December 31, 2006, respectively. At December 31, 2007, restricted investments consisted of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist or until the tax obligations are settled. The average yield of these investments is approximately 4.8%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the information under the sections entitled “Proposal No. 1—Election of Directors,” “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” “Code of Ethics” and “Statement on Corporate Governance” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 23, 2008. We anticipate filing the Proxy Statement within 120 days of the end of our fiscal year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Share Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

The information regarding related stockholder matters in incorporated herein by reference from the section entitled “Related Shareholder Matters” of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information related to audit fees and services paid to Grant Thornton LLP appearing in the Proxy Statement is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) 1.    Financial Statements

2.    Financial Statement Schedules

All financial statement schedules have been omitted as the information required to be set forth therein is either not applicable or is included in the consolidated financial statements or the notes thereto.

3.    Exhibits

Exhibits submitted with this Annual Report on Form 10-K, as filed with the Securities and Exchange Commission and those incorporated by reference to other filings, are listed in the accompanying index below.

(b) Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference	File Furnished Herewith

3.1	Certificate of Incorporation of the Registrant.	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

3.2	Amendment to Certificate of Incorporation of the Registrant.	Company’s definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000

3.3	Bylaws of the Registrant.	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.	Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375)

Exhibit Number	Exhibit Description	Incorporated by Reference	File Furnished Herewith

3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation	Company’s Form 8K filed on June 10, 2005 (File No. 000-25375)

4.1	Reference is made to Exhibits 3.1, 3.2. and 3.3

4.2	Specimen common stock certificate.	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

4.3	Rights Agreement dated April 25, 2002 between the Company and Mellon Investor Services, LLC.	Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375)

10.1	Form of Indemnification Agreements.	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

10.2	1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

10.3	1999 Equity Incentive Plan.	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

10.4	1999 Supplemental Stock Option Plan.	Company’s Form 10-K filed on March 28, 2003 (File No. 000-25375)

10.7	Lease Agreement dated March 3, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.	Company’s Form 10-K/A filed on March 30, 2001 (File No. 000-25375)

10.8	First Amendment to Lease Agreement dated September 1, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.	Company’s Form 10-K/A filed on March 30, 2001 (File No. 000-25375)

10.9	Sublease dated September 26, 2000 among the Registrant, Aptis, Inc. and Billing Concepts Corp.	Company’s Form 10-K/A filed on March 30, 2001 (File No. 000-25375)

10.13	Stock Option Agreement – Bryce M. Johnson.	Management agreement or compensatory arrangement

10.14	Share Sale Agreement dated January 16, 2004 between the Registrant and Tower Technology Pty Limited.	Company’s Form 8-K filed on March 5, 2004 (File No. 000-25375)

Exhibit Number	Exhibit Description	Incorporated by Reference	File Furnished Herewith

10.15	Notice of Stock Option Grant and Stock Option Agreement – 1999 Supplemental Stock Option Plan	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.16	1999 Non-Employee Director Option Plan.	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.17	Notice of Stock Option Grant and Stock Option Agreement – 1999 Non-Employee Director Automatic Option Plan.	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.18	Notice of Stock Option Grant and Stock Option Agreement – 1999 Equity Incentive Plan.	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.19	Lease Agreement dated January 31, 2002 between the Registrant and Prentiss Properties Acquisition Partners, L.P.	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.20	First Amendment to Lease Agreement dated November 12, 2001 between the Registrant and Prentiss Properties Acquisition Partners, L.P.	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.21	Second Amendment to Lease Agreement dated July 22, 2003 between the Registrant and Prentiss Properties Acquisition Partners, L.P.	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.22	Notice of Restricted Stock Award and Restricted Stock Agreement – 1999 Equity Incentive Plan.	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.23	Amended and restated Master Services Agreement with Virtusa Corporation	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.24	The amended Vignette Corporation Employee Stock Purchase Plan	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.25	The amended Vignette Corporation International Employee Stock Purchase Plan	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.26	Michael A. Aviles Stock Option Agreement	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

Exhibit Number	Exhibit Description	Incorporated by Reference	File Furnished Herewith

10.27	Michael A. Aviles Restricted Stock Agreement <<<	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.28	Offer Letter Agreement with Michael A. Aviles	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.29	Michael A. Aviles Separation Agreement	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.30	Notice of Restricted Stock Award and Restricted Stock Agreement for Board of Director members under the 1999 Equity Incentive Plan	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.31	Notice of Stock Option Grant and Option Agreement for Board of Director members under the 1999 Equity Incentive Plan	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.34	Offer Letter Agreement with Gayle Wiley	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.36	Amended and Restated 1999 Equity Incentive Plan dated May 26, 2006	Company’s Form 10Q filed on August 9, 2006 (File No. 000-25375)

10.37	Offer Letter Agreement with T. Patrick Kelly	Company’s Form 10Q filed on August 9, 2006 (File No. 000-25375)

10.38	T. Patrick Kelly Stock Option Agreement	Company’s Form 10Q filed on August 9, 2006 (File No. 000-25375)

10.39	T. Patrick Kelly Restricted Stock Agreement	Company’s Form 10Q filed on August 9, 2006 (File No. 000-25375)

10.42	Leo Brunnick Commuting Expense Agreement	Company’s Form 10Q filed on November 8, 2006 (File No. 000-25375)

10.43	Offer Letter Agreement with Alex Shootman	Company’s Form 10Q filed on November 8, 2006 (File No. 000-25375)

10.44	Offer Letter Agreement with Somesh Singh		X

Exhibit Number	Exhibit Description	Incorporated by Reference	File Furnished Herewith

16.1	Letter From Ernst & Young LLP to the Securities and Exchange Commission concerning change in certifying accountant	Company’s Form 8K filed on December 27, 2005 (File No. 000-25375)

21.1	Subsidiaries List.		X

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.		X

23.2	Consent of Ernst & Young LLP, Independent Public Accounting Firm		X

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vignette Corporation (Registrant)

BY:	/S/ T. PATRICK KELLY
T. Patrick Kelly Chief Financial Officer

Dated: March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MICHAEL A. AVILES Michael A. Aviles	President, Chief Executive Officer and Director	March 11, 2008

/S/ T. PATRICK KELLY T. Patrick Kelly	Chief Financial Officer	March 11, 2008

/S/ JAN H. LINDELOW Jan H. Lindelow	Chairman of the Board of Directors	March 11, 2008

/S/ HENRY T. DENERO Henry T. DeNero	Director	March 11, 2008

/S/ KATHLEEN EARLEY Kathleen Earley	Director	March 11, 2008

/S/ JOSEPH M. GRANT Joseph M. Grant	Director	March 11, 2008

/S/ JEFFREY S. HAWN Jeffrey S. Hawn	Director	March 11, 2008

/S/ MICHAEL D. LAMBERT Michael D. Lambert	Director	March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vignette Corporation

We have audited Vignette Corporation and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of the Company as of and for the year ended December 31, 2007 and 2006 and our report dated March 10, 2008 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas

March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vignette Corporation

We have audited the accompanying consolidated balance sheets of Vignette Corporation and subsidiaries (the “Company”) as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for unrecognized tax benefits as of January 1, 2007, in connection with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Also, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Dallas, Texas

March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Vignette Corporation

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows of Vignette Corporation (the “Company”) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Vignette Corporation for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas

March 9, 2006

VIGNETTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$94,201	$98,832
Short-term investments	53,976	105,622
Accounts receivable, net of allowance of $2,133 and $2,600 as of December 31, 2007 and 2006, respectively	37,229	35,700
Prepaid expenses and other current assets	5,336	7,163

Total current assets	190,742	247,317
Property and equipment:
Equipment	959	1,359
Computers and purchased software	30,686	36,645
Furniture and fixtures	2,971	2,767
Leasehold improvements	5,586	8,236

	40,202	49,007
Accumulated depreciation	(33,529)	(42,108)

	6,673	6,899
Long-term investments	33,521	19,251
Goodwill	115,808	119,722
Other intangible assets, net of accumulated amortization and impairment charges of $86,701 and $78,301 as of December 31, 2007 and 2006, respectively	17,500	25,900
Other assets	13,889	2,063

Total assets	$378,133	$421,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses:
Accounts payable	$7,507	$2,842
Accrued employee liabilities	13,660	16,668
Accrued treasury stock liability	1,291	1,082
Accrued restructuring charges	1,555	2,119
Accrued exit costs	—	481
Accrued professional fees	3,490	3,580
Accrued sales and marketing expenses	1,258	1,741
Accrued other charges	9,394	6,057

Total accounts payable and accrued expenses	38,155	34,570
Deferred revenue	36,047	35,717
Other current liabilities:
Accrued income taxes	2,659	5,735
Accrued other taxes	1,739	2,027

Total other current liabilities	4,398	7,762

Total current liabilities	78,600	78,049
Accrued restructuring charges, net of current portion	1,843	3,038
Deferred revenue, less current portion	858	2,203
Other accrued liabilities	—	75

Total liabilities	81,301	83,365
Shareholders’ equity:
Common stock – $0.01 par value; 500,000,000 shares authorized; 25,797,102 and 29,378,968 shares issued and outstanding December 31, 2007 and 2006, respectively (net of treasury shares of 5,015,639 and 1,028,517 as of December 31, 2007 and 2006, respectively)	258	294
Additional paid-in capital	2,681,677	2,747,946
Accumulated other comprehensive income	2,701	2,176
Retained earnings	(2,387,804)	(2,412,629)

Total shareholders’ equity	296,832	337,787

Total liabilities and shareholders’ equity	$378,133	$421,152

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Product license	$56,059	$66,368	$70,316
Services	135,755	131,206	120,359

Total revenue	191,814	197,574	190,675
Cost of revenue:
Product license	1,731	2,548	2,911
Amortization of acquired technology	5,016	5,017	6,267
Services	61,879	60,399	55,427

Total cost of revenue	68,626	67,964	64,605

Gross profit	123,188	129,610	126,070
Operating expenses:
Research and development	30,990	34,013	33,212
Sales and marketing	62,041	70,192	68,080
General and administrative	19,564	17,941	20,291
Purchased in-process research and development, acquisition-related and other charges	—	—	270
Business restructuring (benefit) charges	(80)	150	(2,899)
Amortization of intangible assets	3,384	3,720	5,003

Total operating expenses	115,899	126,016	123,957

Income from operations	7,289	3,594	2,113
Other income, net	11,845	10,613	20,710

Income before provision for income taxes	19,134	14,207	22,823
Provision for (benefit from) income taxes	(5,691)	1,888	2,429

Net income	$24,825	$12,319	$20,394

Basic net income per share	$0.90	$0.42	$0.70

Diluted net income per share	$0.89	$0.41	$0.68

Shares used in computing basic net income per share	27,501	29,658	29,181
Shares used in computing diluted net income per share	27,783	29,878	29,807

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity
Balance as of December 31, 2004	28,982,756	$290	$2,749,885	$1,985	$(2,445,342)	$306,818
Issuance of common stock pursuant to employee stock purchase plan	88,900	1	986	—	—	987
Stock options exercised	416,437	4	1,851	—	—	1,855
Forfeiture of restricted stock grants	(2,500)	—	—	—	—	—
Deferred stock compensation related to stock option and restricted stock grants	60,544	1	1	—	—	2
Repurchase of restricted stock	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	834	—	—	834
Components of comprehensive income:
Net income	—	—	—	—	20,394	20,394
Change in unrealized investment gain (loss) on available-for-sale securities—cumulative unrealized investment loss on short-term investments of $(74) and investment gain on long-term investments of $1,050 at December 31, 2004	—	—	—	(992)	—	(992)
Change in foreign currency translation adjustment—cumulative translation gain of $1,009 at December 31, 2004	—	—	—	211	—	211

Total comprehensive income						19,613

Balance as of December 31, 2005	29,546,137	296	2,753,557	1,204	(2,424,948)	330,109

Issuance of common stock pursuant to employee stock purchase plan	98,775	1	1,109	—	—	1,110
Stock options exercised	370,194	3	3,749	—	—	3,752
Forfeiture of restricted stock grants	(21,574)	—	—	—	—	—
Stock compensation related to stock option and restricted stock grants	201,186	2	3,187	—	—	3,189
Purchases of treasury stock	(815,750)	(8)	(13,656)	—	—	(13,664)
Components of comprehensive income:
Net income	—	—	—	—	12,319	12,319
Change in unrealized investment gain (loss) on available-for-sale securities—cumulative unrealized investment loss on short-term investments of $(16) at December 31, 2005	—	—	—	(6)	—	(6)
Change in foreign currency translation adjustment—cumulative translation gain of $1,220 at December 31, 2005	—	—	—	978	—	978

Total comprehensive income						13,291

Balance as of December 31, 2006	29,378,968	294	2,747,946	2,176	(2,412,629)	337,787

Issuance of common stock pursuant to employee stock purchase plan	84,058	1	940	—	—	941
Stock options exercised	244,759	2	2,945	—	—	2,947
Forfeiture of restricted stock grants	(28,505)	—	(55)	—	—	(55)
Stock compensation related to stock option and restricted stock grants	317,711	3	4,227	—	—	4,230
Purchases of treasury stock	(4,199,889)	(42)	(74,326)	—	—	(74,368)
Components of comprehensive income:
Net income	—	—	—	—	24,825	24,825
Change in unrealized investment gain (loss) on available-for-sale securities—cumulative unrealized investment loss on short-term investments of $(26) and investment gain on long-term investments of $5 at December 31, 2006	—	—	—	162	—	162
Change in foreign currency translation adjustment—cumulative translation gain of $2,197 at December 31, 2006	—	—	—	363	—	363

Total comprehensive income						25,350

Balance as of December 31, 2007	25,797,102	$258	$2,681,677	$2,701	$(2,387,804)	$296,832

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$24,825	$12,319	$20,394
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation	3,884	4,752	5,654
Amortization of intangible assets	8,400	8,736	11,270
Loss (gain) on sale of patent	(263)	—	—
Loss (gain) on disposal of fixed assets	(25)	(12)	(114)
Loss (gain) on sale of equity investments	—	(604)	(15,264)
Non-cash compensation expense	4,230	3,189	834
Non-cash restructuring charges/(benefits)	(80)	150	(778)
Non-cash purchase accounting credits	(694)	(682)	—
Non-cash deferred tax valuation allowance adjustment	(7,354)	—	—
Other non-cash charges, net	89	1,201	188
Changes in operating assets and liabilities
Accounts receivable, net	(1,036)	3,449	682
Prepaid expenses and other assets	(691)	1,350	1,412
Accounts payable	4,570	(1,192)	1,702
Accrued expenses	(855)	(813)	497
Accrued restructuring expenses	3	(2,809)	(12,935)
Deferred revenue	(1,516)	(1,986)	3,957
Other assets and liabilities	(3,586)	664	(769)

Net cash provided by (used in) operating activities	29,901	27,712	16,730
Investing activities:
Purchase of property and equipment	(3,601)	(3,549)	(4,253)
Proceeds from sale of patent	300	—	—
Maturity of restricted investments	1,154	894	2,858
Purchase of short-term investments	(49,738)	(150,168)	(50,028)
Maturity of short-term investments	101,422	117,494	77,657
Purchase of long-term investments	(20,937)	(11,688)	—
Maturity of long-term investments	5,601	—	—
Purchase of equity securities	—	—	(45)
Proceeds from sale of equity securities	222	604	15,517
Other	42	27	253

Net cash provided by (used in) investing activities	34,465	(46,386)	41,959
Financing activities:
Payments for treasury shares at cost	(74,159)	(12,582)	—
Proceeds from issuance of common stock	3,833	4,862	2,843

Net cash provided by (used in) financing activities	(70,326)	(7,720)	2,843
Effect of exchange rate changes on cash and cash equivalents	1,329	1,122	(1,209)

Net change in cash and cash equivalents	(4,631)	(25,272)	60,323
Cash and cash equivalents at beginning of period	98,832	124,104	63,781

Cash and cash equivalents at end of period	$94,201	$98,832	$124,104

Supplemental disclosure of cash flow information:
Interest paid	30	1	137
Income taxes paid	1,023	730	905
Noncash activities:
Liability incurred to purchase common stock	1,291	1,082	—

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 — Business

Vignette Corporation, along with its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”), provides Web content management, portal, collaboration, integration, interaction management, document and records management and imaging and workflow technologies. Our Web content management, portal, collaboration, integration, interaction management, document and records management and imaging and workflow technologies give organizations the capability to provide a personalized and highly interactive Web experience that matches the expectations created by high-profile Web properties. In addition to creating high-value interactions through their Web presence, Vignette customers are also able to integrate systems and information from inside and outside the organization; manage the lifecycle of enterprise information; and collaborate by supporting ad-hoc and process-based information sharing. Together, our products and expertise help companies harness the power of their information and the Web to deliver high-value interactions, build communities online and meet users’ demands for any content, at any time, anywhere, on the device of the user’s choosing.

The Company was incorporated in Delaware on December 19, 1995. Vignette currently markets its products and services throughout the Americas, Europe, Asia and Australia. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accruals for facility lease commitments vacated as a result of both its business restructuring and business acquisitions. During the year ended December 31, 2007, the Company continued to execute on its existing business restructuring plan. It is reasonably possible that sublease assumptions could change further in the near term, requiring adjustments to future income.

The Company periodically reviews the valuation and amortization of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or useful life. During the years ended December 31, 2007 and December 31, 2006, no changes to the established estimated lives for identifiable intangible assets were made and no impairment charges were deemed necessary.

Revenue Recognition

Revenue consists of product and service fees. Product fee income is earned through the licensing or right to use our software and from the sale of specific software products. Service fee income is earned through the sale of maintenance and support services, subscription services, consulting services and training services.

We do not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights to return, refund or cancel have expired or acceptance has occurred.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements as revised by SAB 104 and Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables.

Where software licenses are sold with maintenance and support or other services, we allocate the total fee to the various elements based on the fair values of the elements specific to us. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is measured by the renewal rate. If we do not have VSOE for one of the delivered elements of an arrangement, but do have VSOE for all undelivered elements, we use the residual method to record revenue. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value and the remaining arrangement fee, including any discount, is then allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount.

Revenue allocated to product license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant remaining obligations with regard to implementation are outstanding and collection of a fixed or determinable fee is probable. We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable and such amounts are recognized as revenue as they become due. If collectibility is not considered probable, revenue is recognized when the fee is collected. For software arrangements where we are obligated to perform professional services for implementation of the product, we evaluate whether delivery has occurred upon shipment of software or upon completion of services and if the customer payment is probable. This evaluation is made based on various factors such as the nature of the services work, order type (e.g. initial vs. follow-on), customer’s payment history, etc. In the instances where delivery is deemed not to have occurred upon shipment based on the aforementioned factors, license revenue is recognized when we have no significant remaining obligations with regard to the implementation.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Short-term investments consist of marketable securities that have remaining maturities of less than one year from the balance sheet date, excluding cash equivalents as described above and auction rate securities as described below. Investment securities are classified as “available-for-sale” and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income. Fair values are based on quoted market prices where available. If quoted market prices are not available, management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments. Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the periods presented.

Auction rate securities are highly liquid, variable rate debt securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28, or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. The Company classifies auction rate securities as available-for-sale pursuant to Statement of Accounting Standards No. 115. Furthermore, the Company classified these securities as short-term because: (i) we acquired and held these securities with the intent to liquidate them as the need for working capital arose in the ordinary course of business; and (ii) we are able to either liquidate our holdings or roll our investment over to the next reset period at each rate reset interval as described above. The Company held no auction rate securities at December 31, 2007 and $42 million at December 31, 2007.

Short-term investments consist of the following (in thousands):

	December 31, 2007			December 31, 2006
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$18,567	$74	$18,641	$34,227	$(17)	$34,210
Corporate notes	35,335	—	35,335	29,459	(9)	29,450
Auction rate securities	—	—	—	41,962	—	41,962

	$53,902	$74	$53,976	$105,648	$(26)	$105,622

Accounts Receivable

Accounts receivable are recorded at cost. We continuously assess the collectibility of outstanding customer invoices and, in doing so, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience, a customer’s current credit-worthiness, customer concentrations, age of the receivable balance, both individually

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and in the aggregate and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. For example, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of short-term investments, trade accounts receivable and restricted investments. The Company’s short-term investments and restricted investments are placed with high credit quality financial institutions.

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, the following factors are considered: historical collection experience, a customer’s current credit-worthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate and general economic conditions that may affect a customer’s ability to pay. The following table summarizes the changes in allowance for doubtful accounts for trade receivables (in thousands):

	Balance at Beginning of Period	Charged to Expense, net of Recoveries	Adjustments from Business Combinations	Deduction of Uncollectible Accounts	Balance at End of Period
Year ended December 31, 2007	$2,600	503	—	(970)	$2,133
Year ended December 31, 2006	$1,383	1,459	—	(242)	$2,600
Year ended December 31, 2005	$4,454	180	107	(3,358)	$1,383

No customers accounted for more than 10% of the Company’s total revenue or accounts receivable during the years ended December 31, 2007, 2006 or 2005.

Long-Term Investments

Long-term investments are classified as “available-for-sale” and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income. The Company holds a less than 20% interest in and does not exert significant influence over, any of the respective equity investees. The Company, therefore, applies the cost method. Long-term investments consisted of the following (in thousands):

	December 31,
	2007	2006
Restricted investments	$5,319	$6,235
Long-term marketable securities	27,096	11,688
Limited partnership interest	1,106	1,328

Total long-term investments	$33,521	$19,251

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term marketable securities consist of the following (in thousands):

	December 31, 2007			December 31, 2006
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$5,109	$4	$5,113	$2,007	$5	$2,012
Corporate notes	21,920	63	21,983	9,676	—	9,676

	$27,029	$67	$27,096	$11,683	$5	$11,688

All long-term marketable securities mature in 2009.

Fair values are based on quoted market prices where available. If quoted market prices are not available, management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments.

The Company held restricted investments in the form of a certificate of deposit and investment grade securities placed with high credit quality financial institutions. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist. The average yield of these investments is approximately 4.8%. These investments are recorded at cost, which estimates fair value.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions that reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized no impairment charges in fiscal 2007, 2006 and 2005.

Financial Instruments

The reported amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivables, accounts payable and accrued liabilities approximate fair value based on the short term nature of these items. We utilize foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies and therefore, financial reporting of our foreign operations is subject to foreign currency risk. Gains and losses on hedging contracts are reflected currently in other income, net. We typically limit the duration of our foreign currency forward contracts to 90 days. We do not invest in contracts for speculative purposes. Our foreign exchange exposures are monitored regularly to ensure the overall effectiveness of our foreign currency hedge positions. As part of this monitoring program, in order to evaluate the effectiveness of our hedging practices, in the second quarter of 2007 we did not replace foreign currency hedge positions which expired and have not yet re-engaged our foreign currency hedge program. Consequently, at December 31, 2007 we had no foreign currency contracts outstanding. For the year ended December 31, 2007, the Company realized a loss on foreign currency contracts of $0.3 million. At December 31, 2006, the notional value of the foreign currency contracts was $5.5 million and, based on the applicable exchange rates, the fair value of derivative financial instruments was a liability of $38,000. For the year ended December 31, 2006 there

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was a realized gain on foreign currency contracts of $12,000 included in other income in the consolidated statement of operations. At December 31, 2005, the notional value of the foreign currency contracts was $10.9 million and based on the applicable exchange rates, the fair value of derivative financial instruments was a liability of $0.1 million. For the year ended December 31, 2005 there was a realized loss on foreign currency contracts of $13,000 included in other income in the consolidated statement of operations. Foreign currency contracts are classified on the balance sheet in “Prepaid expenses and other” or in “Other current liabilities.”

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

During 2007, the Company disposed of approximately $8.9 million of fully depreciated assets as part of its annual inventory and useful life evaluation and also disposed of approximately $3.5 million of fully depreciated leasehold improvements as part of the relocation of its European headquarters facility.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“Statement 144”), warrant adjustment to such carrying amounts. In reviewing the carrying amounts of long-lived assets, the Company considers, among other factors, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination.

Other intangible assets, including amounts allocated to acquired technology, non-compete contracts, customer relationships, trademarks and capitalized research and development, are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. Amortization of acquired technology is considered a cost of revenue and is presented as “Amortization of acquired technology” in the consolidated statements of operations. Amortization of non-compete contracts, customer relationships, trademarks and capitalized research is considered operating expense and included in “Amortization of intangible assets” in the consolidated statements of operations. The Company periodically reviews the estimated useful lives of its other intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life.

The Company periodically assesses its intangible assets, including goodwill, for indications of impairment. Based on this assessment no such impairment charges were recorded in 2007, 2006 or 2005.

Comprehensive Income

The Company’s comprehensive income is included as a component of shareholders’ equity and is composed of net income, foreign currency translation adjustments and unrealized gains and losses on investments

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

designated as available-for-sale. See the components of comprehensive income for the years ended December 31, 2005, 2006 and 2007, including their ending balances and period changes, included in the Consolidated Statements of Changes in Shareholders’ Equity at page F-6 of this Form 10-K.

Research and Development

Research and development expense consists primarily of personnel costs to support product development and is expensed as incurred.

The Company capitalizes costs related to certain software development activities in accordance with Statement of Financial Accounting Standards 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“Statement 86”). Capitalization commences when technological feasibility has been established and ceases when the product is available for general release to customers. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. To date, the time between achieving technological feasibility and the general availability of software has been short and internal costs qualifying for capitalization have been insignificant. During fiscal years 2007, 2006 and 2005 no such costs were capitalized.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the respective local currency. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income statement items are translated to U.S. dollars at average exchange rates prevailing during the period. Accumulated net translation adjustments are recorded in “Accumulated other comprehensive income,” a separate component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in other income, net in the consolidated statements of operations. Gains and losses from foreign currency denominated transactions amounted to a $0.2 million gain, a $0.6 million loss and a $0.6 million loss for the years ended December 31, 2007, 2006 and 2005, respectively.

Share Based Payments

At December 31, 2007, the Company has five stock based compensation plans which are described more fully in Note 5. Effective January 1, 2006 the Company adopted Statement 123R, which prescribes accounting and reporting standards for all share-based compensation plans, including employee stock options, restricted stock awards and employee stock purchase plans (“ESPP”). In accordance with Statement 123R the fair value method has been applied using the modified prospective method, under which compensation cost has been recognized beginning January 1, 2006 based on the requirements of Statement 123R for all share-based payments granted or modified after that date and based on the previous requirements of Financial Accounting Standards No. 123, Stock-Based Compensation (“SFAS 123”), for all awards granted to employees prior to that date that remain unvested on January 1, 2006.

Prior to January 1, 2006, the Company accounted for employee stock based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as permitted by SFAS 123 and Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under the intrinsic method, the excess of the market price on the date of grant over the exercise price is charged to the results of operations over the vesting period. Accordingly, the Company was not required to recognize compensation cost for stock options issued to the Company’s employees or shares issued under the employee stock purchase plan when the exercise price was equal to the market price on the date of grant. Prior to the adoption of Statement 123R, we recognized

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation cost only for restricted stock and for stock options issued with exercise prices set below market prices on the date of grant. During the year ended December 31, 2005 we recognized compensation expense of $0.8 million for restricted stock which was charged to our consolidated statement of operations. There was no compensation cost recognized for stock options or the employee stock purchase plans. The following table illustrates the pro forma effect on net income and net income per share had the Company accounted for all employee stock based compensation based on the estimated grant date fair values, as defined by SFAS 123 in 2005:

Year ended December 31, 2005
Net income:
Reported net income	$20,394
Add: Total stock-based employee compensation expense included in the determination of net loss as reported, net of related tax effects	834
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,707)

Pro forma net income	$13,521

Basic net income per share:
Reported net income per share	$0.70

Pro-forma net income per share	$0.46

Diluted net income per share:
Reported net income per share	$0.68

Pro-forma net income per share	$0.45

For the year ended December 31, 2007, the Company recognized $4.2 million for stock based compensation. The expense includes $2.0 million for stock options, $1.8 million for restricted stock awards and $0.4 million for the employee stock purchase plan. The Company recognized $3.2 million in the year ended December 31, 2006, for stock based compensation. This expense includes $1.7 million for stock options, $1.1 million for restricted stock awards and $0.4 million for the employee stock purchase plan. The costs for stock based compensation for the year ended December 31, 2005 are related to restricted stock awards. Prior to the adoption of Statement 123R the Company did not record any expense for stock options with zero intrinsic value or the ESPP. The tables below present the costs recorded related to stock based compensation and the effect of stock based compensation on earnings per share for the years ended December 31, 2007 and 2006 and 2005, respectively:

Stock compensation expense is attributable to the following cost categories (in thousands):

	For The Year Ended December 31,
	2007	2006	2005
Cost of revenue – services	$290	$420	$—
Research and development	511	278	12
Sales and marketing	907	706	124
General and administrative	2,522	1,790	698

Total stock based compensation	$4,230	$3,194	$834

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For The Year Ended December 31,
	2007	2006	2005
Effect of stock based compensation on earnings per share:
Basic	$0.15	$0.11	$0.03
Diluted	$0.15	$0.11	$0.03

Product Warranties

The Company offers warranties to its customers which require the Company to replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically such costs have not been material.

Advertising Costs

Advertising costs are expensed as incurred. The company did not recognize any material advertising expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

Taxes Collected from Customers

In the course of doing business the Company collects various taxes from customers including, but not limited to, sales and use taxes and value added taxes and goods and services taxes. It is the Company’s policy to record these on a net basis in the consolidated statement of operations and, therefore, we do not include taxes collected from customers as a component of revenue.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS 109 requires the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet.

The Company then assesses the likelihood of realizing benefits related to such assets by considering factors such as historical taxable income and our ability to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years. If the realization of these assets is not likely based on these factors, a valuation allowance is established against our deferred tax assets.

Earnings Per Share

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. Diluted earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, shares to be purchased under the employee stock purchase plan and unvested restricted stock is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options and restricted stock. Additionally, the exercise of common stock options and the vesting of restricted stock can result in a dilutive effect on earnings per share. The Company excludes outstanding stock options from the computation of diluted earnings per share when such inclusion would be antidilutive. The Company excluded 0.8 million, 1.4 million and 1.9 million outstanding stock options for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income	$24,825	$12,319	$20,394
Denominator:
Weighted Average Shares Outstanding:
Weighted-average shares outstanding, excluding unvested restricted stock	27,501	29,658	29,181
Stock Options, ESPP and restricted shares	282	220	626
Diluted	27,783	29,878	29,807
Earnings per common share:
Basic	$0.90	$0.42	$0.70
Diluted	$0.89	$0.41	$0.68

Segments

The Company applies Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, and considers its business activities to constitute a single segment.

Employee 401(k) Plan

In 1997, the Company established a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986 (“The Plan”). Participants are allowed to make voluntary contributions to the Plan up to 25% of compensation. The Company can make discretionary contributions to the Plan of amounts determined and authorized by the Company’s Board of Directors up to the maximum amounts permitted by the Internal Revenue Service (“IRS”). Participants direct the investment allocation of all contributions. Contributions are subject to limitations imposed by the Internal Revenue Code (the “Code”). For the years ended December 31, 2006 and 2005, the Company chose to match the first one thousand dollars of each participant’s contributions for a total company contribution of $286,000 and $347,000, respectively. For the year ended December 31, 2007, the Company chose to match 50% of the first four thousand dollars of each participant’s contributions for a total company contribution of $528,000.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal 2006 and 2007 presentation. This includes primarily amounts that have been reclassified as required by Statement 123R. The Company also

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reclassified the amortization of deferred stock compensation previously reported on a separate line in the consolidated statement of operations for the year ended December 31, 2005. That expense is now included in the appropriate functional expense category and is presented in tabular form in this footnote. The Company also reclassified the unamortized cost of $380,000 related to restricted stock awards to additional paid-in capital that was previously reported as deferred compensation in the equity section of the Company’s consolidated balance sheet as of December 31, 2005. The reclassifications of the amortization of deferred stock compensation and deferred compensation had no impact on the Company’s financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements . SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and is required to be adopted by the Company beginning in the first quarter of fiscal 2008. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard permits but does not require entities to measure many financial instruments and certain other items at fair value. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations. The election is irrevocable once made. The statement is effective for the first fiscal year after November 15, 2007. The Company is currently evaluating the accounting permitted by the standard and has not determined if the fair value option will be elected for eligible financial instruments or other items. Management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

In December 2007, the Financial Accounting Standards Board issued Statement 141 (revised 2007), Business Combinations (Statement 141R) to change how an entity accounts for the acquisition of a business. When effective, Statement 141R will replace existing Statement 141 in its entirety, will amend Statement 109 and Interpretation 48 and also will amend the goodwill impairment test requirements in Statement 142. Statement 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited.

The Company currently records all changes to a valuation allowance for acquired deferred tax assets or the effect of changes in an acquired tax position that occur after the acquisition date by initially reducing the related goodwill to zero, next by reducing other noncurrent intangible assets related to the acquisition to zero and lastly by reducing income tax expense. However, Statement 141R amends Statement 109 and Interpretation 48 to require the Company to recognize changes to the valuation allowance for an acquired deferred tax asset or the effect of changes to an acquired tax position as adjustments to income tax expense or contributed capital, as appropriate, and not as adjustments to goodwill. This accounting will be required when Statement 141R becomes effective (January 1, 2009 for the Company) and applies to valuation allowances and tax positions related to acquisitions accounted for originally under Statement 141 as well as those accounted for under Statement 141R. The Company has a $21.0 million valuation allowance at December 31, 2007 related to deferred tax assets acquired in a business combination. Any change in the valuation allowance subsequent to December 31, 2008 will be recorded as a reduction of income tax expense rather than as a reduction of goodwill. The Company has not determined what effect, if any, Statement 141R will have on the results of any changes in the valuation allowance subsequent to December 31, 2008.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement 141R amends the goodwill impairment test requirements in Statement 142. For a goodwill impairment test as of a date after the effective date of Statement 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under Statement 141R. This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of Statement 141R. This accounting will be required when Statement 141R becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under Statement 141 as well as those accounted for under Statement 141R. The Company has $115.8 million of goodwill at December 31, 2007 related to previous business combinations. The Company has not determined what effect, if any, Statement 141R will have on the results of its impairment testing subsequent to December 31, 2008.

The Company intends to adopt Statement 141R effective January 1, 2009 and apply its provisions prospectively. The Company is evaluating the impact that the adoption of Statement 141R will have on its financial statements.

From time to time, new accounting pronouncements applicable to the Company are issued by the FASB or other standards setting bodies, which we will adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3 — Business Combinations and Acquired In-Process Research and Development

Acquisition of Tower Technology

On March 1, 2004 the Company acquired all issued and outstanding shares of Tower Technology Pty Limited (“Tower Technology”), a privately held Australian company and leading provider of enterprise document and records management solutions. At the time of the acquisition the Company recorded liabilities for accounts payable, accrued exit costs, accrued employee severance, accrued relocation and accrued other expenses. The Company recorded an accrual for exit costs of $3.1 million that related to lease obligations for excess office space that the Company has vacated or intended to vacate under the approved facilities exit plan. The total lease commitments include the estimated buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commission, legal fees, repairs, restoration costs and sublease incentives offset by estimated sublease income. The Company also recorded an accrual of $1.4 million for severance and relocation costs that has been fully utilized.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity for exit costs, employee severance and relocation costs (in thousands) related to the Tower technology PTY Ltd acquisition:

	Exit Costs	Severance and Relocation	Total
Initial accrual at March 1, 2004	$3,146	$1,426	$4,572

Cash activity	(864)	(1,400)	(2,264)
Adjustment to accrual	(866)	(26)	(892)

Balance at December 31, 2004	1,416	—	1,416

Cash activity	(689)	—	(689)
Adjustment to accrual	190	—	190

Balance at December 31, 2005	917	—	917

Cash activity	(495)	—	(495)
Adjustment to accrual	(33)	—	(33)
Non-cash activity	92	—	92

Balance at December 31, 2006	481	—	481

Cash activity	(68)	—	(68)
Adjustment to accrual	(422)	—	(422)
Non-cash activity	9	—	9

Balance at December 31, 2007	—	—	—

The Company recorded no acquisition related charges in 2007 or 2006 and $0.3 million in 2005. However, the Company recognized approximately $0.7 million of purchase accounting credits as other income in the statement of operations for the year ended December 31, 2007 as a result of the release of designated liabilities recorded as part of its business acquisitions that were no longer required.

NOTE 4 — Intangible Assets

Goodwill

The changes in the carrying amount of goodwill, net of accumulated amortization and impairment charges, are as follows (in thousands):

Goodwill
Balance at December 31, 2005	$120,110
Purchase price adjustments	(388)
Balance at December 31, 2006	$119,722
Purchase price adjustments	(3,914)

Balance at December 31, 2007	$115,808

The goodwill balance at December 31, 2007, 2006 and 2005 pertains to the Tower Technology business combination completed in March 2004, the Intraspect business combination completed in December 2003 and the Epicentric business combination completed in December 2002.

The purchase price adjustments in 2007 and 2006 are adjustments associated with the Company realizing the benefit of previously unrecognized tax assets, acquired as part of these business combinations. See “Note 9 – Income Taxes” for further detail regarding the purchase price adjustments.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill Impairment Tests

In accordance with Statement 142, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the enterprise level as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by Statement 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment by comparing the fair value of the Company with its carrying amount, including goodwill. To determine the Company’s fair value, the Company employs the market capitalization approach, comparing the net book value of the Company to its market capitalization. If, under the first step, an impairment is indicated, a second step is employed to measure the impairment.

Using data as of October 1, 2007, 2006 and 2005, the Company passed the first step. The Company also reviewed other factors to determine the likelihood of impairment. Based on these findings, the remaining net goodwill balance of $115.8 million is not considered impaired at December 31, 2007.

Intangible Assets with Definite Lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	December 31,
	2007			2006
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Technology	$77,101	$(66,231)	$10,870	$77,101	$(61,214)	$15,887
Non-compete contracts	2,200	(2,142)	58	2,200	(1,792)	408
Customer relationships	23,400	(16,828)	6,572	23,400	(13,795)	9,605
Trademarks	800	(800)	—	800	(800)	—
Capitalized research and development	700	(700)	—	700	(700)	—

Balance at December 31, 2007 and 2006	$104,201	$(86,701)	$17,500	$104,201	$(78,301)	$25,900

The net carrying amount of intangible assets acquired in business combinations relates to the Tower Technology purchases.

The Company’s intangible assets with definite lives with remaining net carrying amounts are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The useful life for technology is 72 months. The useful life for non-compete contracts is 48 months. The useful life of customer relationships is 72 months. The weighted average useful life for intangible assets in total with definite lives is 65 months. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the years ended December 31, 2007, 2006 and 2005 was $8.4 million, $8.7 million and $11.2 million, respectively. Of these amounts, $3.4 million, $3.7 million and $5.0 million, was recorded as “Amortization of intangible assets” in operating expenses, respectively and the remaining $5.0 million, $5.0 million and $6.3 million, respectively, was recorded as a cost of revenue.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated annual amortization expense (in thousands) over the remaining amortization period is as follows:

For the year ended December 31, 2008	$8,108
For the year ended December 31, 2009	8,050
For the year ended December 31, 2010	1,342

Total remaining amortization	$17,500

NOTE 5 — Shareholders’ Equity

Common Stock

The Company authorized the issuance of 500,000,000 shares of $0.01 par value common stock. A portion of the shares issued are restricted and are subject to forfeiture, until the respective vesting requirement is achieved, which is generally one to three years from grant or issuance. As of December 31, 2007, 437,461 shares were subject to forfeiture under restricted stock awards.

As of December 31, 2007, the Company reserved shares of its common stock for the following purposes:

Employee stock purchase plan	996,686
Stock options available for grant	3,752,652
Exercise of outstanding stock options	2,388,178

7,137,516

Reverse Stock Split

On June 10, 2005, the one for ten reverse stock split of the common stock of the Company became effective. The reverse stock split was approved by the Company’s shareholders on May 27, 2005 at the Company’s annual meeting. The Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the reverse stock split. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Preferred Stock

The number of shares authorized to be designated as preferred stock was 10,000,000 at December 31, 2007. In June 2005 the Company amended its Amended and Restated Certificate of Incorporation to change the number of shares authorized to be designated as preferred stock from 30,000,000 shares to 10,000,000 shares. There were no preferred shares outstanding at December 31, 2007 or 2006.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Plan, stockholders on May 6, 2002 received one right to purchase a one one-hundredth of a share of Series A Junior Participating Preferred Stock, par $0.01 per share, at a price of $300.00 per one one-hundredth, subject to adjustment. The rights were issued as a non-taxable dividend and will expire 10 years from the date of the adoption of the Plan, unless earlier redeemed or exchanged. The rights are not immediately exercisable. However, they will become exercisable upon the earlier to occur of (i) the close of business on the tenth day after a public announcement that a person or group has acquired beneficial ownership of 15 percent or more of the Company’s outstanding common stock or (ii) the close of business on the tenth day (or such later date as may be determined by the Board of Directors prior to such time as any person becomes an acquiring person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer that would result in the beneficial ownership by a person or group of 15 percent or more of the Company’s outstanding common stock. If a person or group acquires 15 percent or more of the Company’s common stock, then all rights holders except the acquirer will be entitled to acquire the Company’s common stock at a significant discount. The intended effect will be to discourage acquisitions of 15 percent or more of the Company’s common stock without negotiation with the Board of Directors.

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

Under the 1995 Plan, certain employees, members of the Board and independent advisors were granted options to purchase shares of the Company’s common stock and were issued shares of the Company’s common stock. Options are immediately exercisable. Upon certain events, the Company has repurchase rights for unvested shares equal to the original exercise price. At December 31, 2007, no shares were subject to repurchase. The Company also has the right of first refusal for any proposed disposition of shares issued under the 1995 Plan. The stock options and the related exercised stock will generally vest over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. Stock issuance may be for purchase or as a bonus for services rendered to the Company. Options outstanding at the time of the Company’s initial public offering were assumed under the Company’s 1999 Plan. Options may not be granted from the 1995 Plan subsequent to the Company’s initial public offering, therefore, no shares were available for future grant under the 1995 Plan at December 31, 2007. Options that expire under the 1995 Plan will be available for future grants under the 1999 Plan.

Under the 1999 Plan, employees, non-employee members of the Board and consultants may be granted options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options are exercisable in accordance with each stock option agreement. The term of each option is no more than ten years from the date of grant. The compensation committee of the board of directors determines the vesting for each grant. All outstanding options as of December 31, 2007 vest over a period of three to four years. At December 31, 2007, there were 7,239,387 shares authorized for issuance, including shares assumed from the 1995 Plan, of which 1,480,919 were available for future grant.

Under the 1999 Supplemental Plan, only employees and consultants who are common-law employees of the corporation are eligible for the grant of options. Employees who are officers of the corporation are not eligible for the grant of options under this Plan. The compensation committee of the board of directors determines the

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vesting for each grant. At December 31, 2007, there were 3,300,000 shares authorized for issuance of which 2,189,233 were available for future grant.

Under the Directors’ Plan, non-employee members of the Board may be granted non-qualified options to purchase shares of common stock. Vesting for options granted prior to April 2004 occurs over a four-year cumulative period. Vesting of options granted after April 2004 occurs over a one-year period. The term of each option is no more than ten years from the date of grant. At December 31, 2007, there were 150,000 shares authorized for issuance of which 82,500 were available for future grant.

Under the ESPP, as amended, the Company has reserved 2,157,286 shares of common stock for issuance to participating employees. The plan is considered compensatory by the Company. Under the terms of the ESPP, there are two, six-month offerings per year. Employees may direct the Company to withhold up to 15% of their salary to purchase the Company’s common stock. An employee may purchase a maximum of 200 shares per six-month offering period. As of December 31, 2007, 1,160,600 shares were issued under the ESPP. This plan has 996,686 shares available for future issuance.

In addition to the aforementioned plans, the Company assumed several plans through its business combinations. These assumed plans have not been approved by the Company’s shareholders; however, upon assumption, these plans terminated and no further options may be granted. Options previously granted under these plans that have not yet expired or otherwise become unexercisable continue to be administered under the governing plan and any portions that expire or become unexercisable for any reason shall be cancelled and be unavailable for future issuance. Prior to 2003, the Company also granted options to certain of its officers upon their employment. Such options were issued as inducement grants pursuant to NASD Rule 4350(i).

The following table summarizes stock option activity and related information through December 31, 2007. The activity presented below is on a post split basis after giving effect for the one-for-ten reverse stock split and is as follows:

	Year Ended December 31,
	2007		2006		2005
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of period	2,262,272	$23.08	3,146,523	$25.96	3,587,412	$31.24
Granted	764,616	17.93	547,836	15.10	736,953	13.15
Exercised	(244,759)	12.05	(370,194)	10.14	(416,437)	4.45
Canceled	(393,951)	32.94	(1,061,893)	32.02	(761,405)	50.18

Outstanding at end of period	2,388,178	20.93	2,262,272	23.08	3,146,523	25.96

Options exercisable at period end	1,281,312	24.62	1,420,316	28.18	2,213,835	31.54

Options available for grant	3,752,652		4,560,234		4,820,773

Year Ended December 31, 2007
Aggregate Intrinsic Value (in 000s)
Options outstanding at end of year	$1,859
Options exercisable at end of year	$1,529

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes options outstanding and exercisable as of December 31, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$0.01 - $10.00	128,096	2.88	$8.31	128,096	2.88	$8.31
$10.01 - $15.00	496,831	4.70	$12.50	344,505	4.68	$12.52
$15.01 - $20.00	1,189,003	6.79	$17.10	234,463	5.99	$16.14
$20.01 - $25.00	275,477	4.16	$21.55	275,477	4.16	$21.55
$25.01 - $30.00	31,788	2.46	$27.60	31,788	2.46	$27.60
$30.01 - $700.00	266,983	1.54	$58.32	266,983	1.54	$58.32

	2,388,178	5.20	$20.93	1,281,312	3.92	$24.62

Fair Value Disclosures for Stock Options

Actual compensation cost for the years ended December 31, 2007 and 2006 has been recognized using the fair value method as required by Statement 123R and has been included in the determination of net income and net income per share. Pro forma information for the year ended December 31, 2005, regarding net income and net income per share as required by SFAS 123, has been determined as if the Company had accounted for its employee stock plans under the fair value method of SFAS 123.

In anticipation of the adoption of Statement 123R, and previously for SFAS 123, the Company evaluated the assumptions to be used in the Black-Scholes option pricing model. The Company bases expected volatility on historical volatility. The expected term is calculated based on an analysis of historical exercises of stock options. The Company bases the estimate of the risk-free rate on the U.S. Treasury rates in effect at the time of the grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends and has assumed a 0% dividend yield. Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions, for stock options and the ESPP granted in the years ended December 31, 2007, 2006 and 2005, respectively:

	Employee Stock Options			Employee Stock Purchase Plan
	2007	2006	2005	2007	2006	2005
Risk-free interest rate	4.6%	4.8%	3.8%	4.51%	4.84%	4.00%
Weighted-average expected life of the options (years)	4.0	3.0	2.0	0.75	0.75	1.00
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Assumed volatility	51%	55%	63%	34%	36%	60%
Weighted-average grant date fair value of options granted	$8.17	$6.26	$4.81	$4.82	$3.98	$4.04

As of December 31, 2007 the unamortized cost for outstanding stock options is approximately $5.0 million. The estimated unamortized cost is net of estimated forfeitures used in computing compensation expense. The Company will adjust the estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures will be recognized with a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company expects to recognize that expense over a weighted average period of approximately 1.5 years. The aggregate intrinsic value of stock options exercised for the year ended December 31, 2007 was $1.6 million.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Disclosure for Restricted Stock Awards

All outstanding restricted stock awards (RSAs) were issued with a zero exercise price. Therefore, the fair value of RSAs is generally equal to their intrinsic value at date of grant. The total intrinsic value at date of grant for the RSAs outstanding at December 31, 2007 is approximately $6.4 million with an unamortized cost of approximately $4.7 million, net of estimated forfeitures.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Aggregate Intrinsic Value (in 000s)
Outstanding and unvested at December 31, 2006	195,936	$15.19	1.9	$2,976
Granted	317,711	$17.72	—	5,631
Vested	(50,402)	$14.52	—	(732)
Forfeited	(25,784)	$17.76	—	(458)

Outstanding and unvested at December 31, 2007	437,461	$16.96	1.64	$7,418

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

The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operations, upon effectiveness of the application of FASB Statement No.123R (Share-Based Payment) which the company adopted effective January 1, 2006. The pre-tax charge estimated by the Company to be avoided as a result of the acceleration amounts to approximately $ 1.0 million over the course of the original vesting periods. The estimated charge avoided is $0.5 million in 2006, $0.4 million in 2007 and $0.1 million in 2008. All other previously awarded stock options are not impacted by this change.

Share Repurchase Program

On November 12, 2006, the Board of Directors of the Company approved a stock repurchase program of up to $75 million of the Company’s common stock over the following 12 months. In addition, on November 2, 2007, the Board of Directors of the Company approved an extension to the stock repurchase program approved on November 12, 2006 authorizing the purchase of up to an additional $75 million of the Company’s common stock over an indefinite period. Purchases are made from time to time as market and business conditions warrant, in the open market, negotiated or block transactions, in accordance with applicable laws, rules and regulations. As of December 31, 2007 the Company has repurchased 5,015,639 shares under the programs at an average market price of $17.55 per share. The Company paid cash of approximately $86.7 million and incurred a liability of approximately $1.3 million for these repurchases. The Company uses the cost method to account for treasury stock. The Company did not repurchase stock in 2005.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 — Business Restructuring

In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003 and 2004, we expanded those restructuring efforts. Although we have substantially implemented our restructuring activities, there can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals as of December 31, 2007 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Balance at December 31, 2000	$—	$—	$—	$—
Total restructuring charge	55,150	33,683	32,102	120,935
Cash activity	(12,397)	(878)	(22,773)	(36,048)
Non-cash activity	(292)	(32,805)	(1,918)	(35,015)

Balance at December 31, 2001	42,461	—	7,411	49,872

Effect of expanded restructuring plan	6,518	8,730	11,118	26,366
Adjustment to accrual	9,538	463	(545)	9,456
Cash activity	(21,959)	—	(11,342)	(33,301)
Non-cash activity	—	(9,193)	(36)	(9,229)

Balance at December 31, 2002	36,558	—	6,606	43,164

Effect of expanded restructuring plan	9	—	2,076	2,085
Adjustment to accrual	(13,422)	—	(3,349)	(16,771)
Cash activity	(10,620)	—	(4,961)	(15,581)

Balance at December 31, 2003	12,525	—	372	12,897

Effect of expanded restructuring plan	12,421	2,331	4,085	18,837
Adjustment to accrual	(780)	—	(83)	(863)
Cash activity	(8,584)	—	(3,404)	(11,988)
Non-cash activity	(869)	(2,331)	(8)	(3,208)

Balance at December 31, 2004	14,713	—	962	15,675

Adjustment to accrual	(1,676)	—	(123)	(1,799)
Cash activity	(6,358)	—	(709)	(7,067)

Balance at December 31, 2005	6,679	—	130	6,809

Adjustment to accrual	235	—	—	235
Cash activity	(1,757)	—	(145)	(1,902)
Non-cash activity	—	—	15	15

Balance at December 31, 2006	5,157	—	—	5,157

Adjustment to accrual	(80)	—	—	(80)
Cash activity	(1,769)	—	—	(1,769)
Non-cash activity	90	—	—	90

Balance at December 31, 2007	$3,398	$—	$—	$3,398

Less: current portion				(1,555)

Accrued restructuring costs, less current portion				1,843

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remaining cash expenditures resulting from the restructuring are estimated to be $3.4 million and relate to our facility lease commitments, of which the remaining maximum lease commitment extends out to 2011.

Consolidation of Excess Facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of the restructuring plan. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees, or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could differ from these estimates in the near term and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. The accrual adjustments recorded during fiscal 2005 relate primarily to such differences, namely the buyout fees and sublease income of certain vacated properties were more favorable than we had anticipated. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; Brisbane and San Francisco, California; New York City, New York; Waltham and Boston, Massachusetts; Chicago, Illinois; and Maidenhead, United Kingdom. The maximum lease commitment of such vacated properties extends through December 2011.

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

NOTE 7 — Commitments and Contingencies

The Company leases its office facilities and various equipment under operating lease agreements having expiration dates through 2017. The Company has operating leases for facilities with escalating rents. Pursuant to SFAS 13 — Accounting for Leases, the Company recognizes rent expense on a straight line basis over the lease term. Rent expense, excluding vacated properties, for the years ended December 31, 2007, 2006 and 2005 was $3.5 million, $5.0 million and $4.8 million respectively. At December 31, 2007, estimated future rents receivable from signed sublease agreements are $6.5 million through 2011. Future minimum rental payments as of

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 under our lease obligations, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2008	$5,722	$2,101
2009	4,490	1,862
2010	3,649	1,411
2011	2,802	1,157
2012	548	—

Total minimum lease payments	$17,211

Total minimum sublease rentals		$6,531

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

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. If third parties infringe on or misappropriate our copyrights, trademarks, trade secrets or infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied a motion to dismiss the complaint against the Company. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the other nearly identical actions (the “focus cases”), which are intended to serve as test cases. The plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs’ class certification motion and plaintiffs filed an opposition to defendants’ motions to dismiss. On January 28, 2008, the issuers and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than Vignette’s insurance coverage. The Company is unable to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period. The Company will continue to defend itself vigorously against this lawsuit.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Millennium L.P. vs Vignette Corporation

On June 6, 2007, a patent infringement lawsuit was filed against the Company in the United States District Court for the Southern District of New York (“the Court”) by Millennium L.P.( “Millennium” ), for the alleged infringement of various patents by the Company’s products (Case No. 07 CIV 4800) . The patents asserted against the Company are United States Patent Nos. 5,258,855, 5,369,508, 5,625,465, 5,768,416 and 6,094,505. The Complaint also alleges willful infringement of the patents by the Company and seeks a preliminary and permanent injunction of the alleged infringing acts by the Company, as well as trebling of unspecified damages. The Company filed its answer to the Complaint on July 10, 2007, denying the claims of Millennium and raising various defenses. On July 10, 2007, the Company also counterclaimed for a declaratory judgment that United States Patent Nos. 5,258,855, 5,369,508, 5,625,465, 5,768,416 and 6,094,505 are not infringed by the Company and are invalid. Millennium replied to the counterclaim on July 11, 2007.

On December 28, 2007, the Court entered an Order of Discontinuance with prejudice and without costs under which Millennium’s ability to restore the action to the active calendar of the Court expired January 28, 2008. During this period, on January 2, 2008, the Company and Millennium entered into an agreement that resulted in the parties’ mutual release of all claims against one another.

Litigation and Other Claims

We are also subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE 9 — Income Taxes

Deferred Tax Asset and Valuation Allowance

As of December 31, 2007, we had domestic federal net operating loss, research and development credit and capital loss carry forwards of approximately $745.0 million, $16.3 million and $15.2 million, respectively. These domestic net operating loss, research and development credit and capital loss carry forwards will expire at various dates, between 2008 and 2027, if not utilized. The Company also had foreign net operating loss carry forwards of approximately $12.4 million that are not subject to expiration.

Internal Revenue Code Section 382 and similar foreign statutes impose substantial restrictions on the utilization of net operating losses, tax credits and capital loss carry forwards in the event of an “ownership change” of a corporation. Domestic net operating loss carry forwards of approximately $151.1 million and tax credit carry forwards of $4.4 million at December 31, 2007 were incurred by businesses we acquired and are subject to annual limitation. The remaining tax attributes that would be subject to annual limitations upon an “ownership change” include domestic net operating loss carry forwards of $593.8 million, foreign net operating loss carry forwards of $3.2 million, capital loss carry forwards of $15.2 million and research and development credit carry forwards of $11.9 million. Based upon a review of historical stock ownership, we do not believe we have undergone an “ownership change” that will severely limit our ability to utilize these tax attributes prior to their expiration. In the event that an ownership change occurs in the future, application of the change in ownership statutes might result in substantial limitation on the utilization of these tax attributes from that point forward.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Depreciable assets	$2,317	$1,804
Foreign intangible assets	7,907	6,119
Capitalized development costs	20,468	26,107
Tax carry forwards	281,585	310,207
Accrued liabilities and other	8,949	6,582

Total deferred tax assets	321,226	350,819

Deferred tax liabilities:
Other	—	(735)

Total deferred tax liabilities	—	(735)

Valuation allowance for net deferred tax assets	(311,438)	(350,084)

Net deferred tax assets	$9,788	$—

Our accounting for deferred taxes under SFAS 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In 2007, we released $9.8 million of the valuation allowance we had recorded against our net deferred tax asset based on the determination that it is now more likely than not that part of the benefit related to the net operating loss carryforward will be realized. Of the $9.8 million $0.3 million is classified as a short-term asset on our balance sheet. Approximately $7.4 million of the benefit from release of the valuation allowance was recorded as a benefit to our income tax provision and the remaining $2.4 million related to assets of acquired companies and was recorded as a reduction of goodwill. In concluding that releasing part of the valuation allowance was appropriate, we have considered such factors as our operating history and our ability, based on a projection, to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years.

We cannot currently estimate the changes in deferred tax asset valuation allowance that may be appropriate in future periods. Although we anticipate the company will continue its trend of profitability and that some portion of the valuation allowance will be reduced in future periods, a subsequent decrease in profitability in future periods might require an increase to the valuation allowance resulting in a potentially material charge to income tax expense.

As of December 31, 2007, approximately $21.0 million of the valuation allowance is related to acquired deferred tax assets of Epicentric, Intraspect and Tower Technology. The benefit of these acquired assets are recorded first as a reduction to the relevant entity’s goodwill then as a reduction of current income tax expense. In the year ended December 31, 2007, we recognized approximately $3.9 million of acquired deferred tax assets as a reduction to goodwill, including a release of approximately $2.4 million from the valuation allowance. The reduction in deferred tax assets during 2007 includes the impact of expiration of capital loss carryovers during the year of approximately $25 million.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately $143.8 million of the valuation allowance relates to net operating loss carry forwards generated by the deduction of stock option compensation. The initial recognition of these deferred tax assets will be credited directly to additional paid-in capital.

Undistributed earnings of the Company’s foreign subsidiaries were immaterial as of December 31, 2007, 2006 and 2005. Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

Provision for Income Taxes

The Company’s provision for income taxes for 2007, 2006 and 2005 consists primarily of foreign income taxes and withholdings on income generated in foreign countries. The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year ended December 31,
	2007	2006	2005
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.6	2.1	2.4
In-process research and development		—	—
Foreign taxes at different rates	(1.0)	(.1)	6.5
Change in valuation allowance	(68.4)	(23.8)	(34.2)
Non-deductible expenses & other	4.4	1.1	1.9

	(30.4%)	13.3%	10.6%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. As a result of the implementation, the Company did not recognize any change in the liability for unrecognized tax benefit and, accordingly, recorded no adjustment to the January 1, 2007 balance of retained earnings. A reconciliation of the change in our unrecognized tax benefits for the year ended December 31, 2007 is as follows:

Balance at January 1, 2007	$10,899
Additions based on tax positions related to the current year	376
Reductions for tax positions taken in prior years	(535)

Balance at December 31, 2007	$10,740

At both January 1, 2007 and December 31, 2007 approximately $2.1 million and $1.9 million, respectively, of unrecognized tax benefits are attributed to uncertain tax positions that, if recognized, would have an effective tax rate effect.

The Company accrues and recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2007, the balance of accrued interest and penalties related to unrecognized tax benefits was approximately $0.2 million and $0.2 million, respectively.

With few exceptions, the Company and all of its major filing subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is reasonably possible that within 12 months of December 31, 2007 the balance of unrecognized tax benefits could increase by up to $0.3 million or decrease by up to $0.6 million due to the following:

i.	lapse of statute of limitation, or settlement with the relevant tax authority, for tax filings in several foreign jurisdictions whose transfer pricing arrangements might be subject to adjustment;

ii.	a ruling from the Indian court of appeals on the Company’s protest of a tax assessment;

iii.	concluding our tax examination in Germany; and

iv.	reaching final agreement in the United Kingdom regarding deduction of interest paid to the U.S. parent company.

NOTE 10 — Segments of Business and Geographic Area Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s operations by geographic area follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Revenue:
Americas:
United States	$124,651	$122,753	$116,057
Other	6,486	5,329	3,234

Total Americas	131,137	128,082	119,291
Europe	47,137	56,321	58,079
Asia Pacific	13,540	13,171	13,305

Total	$191,814	$197,574	$190,675

	At December 31,
	2007	2006
Long-Lived assets:
Americas:
United States	$55,195	$57,513
Other	106	—

Total Americas	55,301	57,513
Europe	1,343	462
Asia Pacific	87,324	95,863

Total	$143,968	$153,838

The income from domestic U.S. operations before income taxes was approximately $20.0 million, $12.1 million and $37.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 — Supplemental Financial Information (Unaudited)

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

	Three Months Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
	(in thousands, except share data and percentages)
Revenue:
Product license	$18,045	$8,038	$14,637	$15,339	$19,215	$16,351	$15,336	$15,466
Services	34,615	35,509	33,381	32,249	33,363	32,951	33,462	31,430

Total revenue	52,660	43,547	48,018	47,588	52,578	49,302	48,798	46,896
Cost of revenue:
Product license	618	428	476	210	717	495	573	763
Amortization of acquired technology	1,254	1,254	1,254	1,254	1,254	1,254	1,254	1,254
Services	15,554	14,338	15,967	16,018	15,554	15,131	15,292	14,423

Total cost of revenue	17,426	16,020	17,697	17,482	17,525	16,880	17,119	16,440

Gross profit	35,234	27,527	30,321	30,106	35,053	32,422	31,679	30,456
Operating expenses:
Research and development	8,045	7,318	7,754	7,873	8,355	8,509	8,757	8,392
Sales and marketing	18,550	14,064	15,454	13,973	16,974	17,655	18,099	17,464
General and administrative	4,753	4,833	4,784	5,194	4,231	4,569	4,642	4,498
Business restructuring charges	37	43	(53)	(107)	(84)	(32)	292	(25)
Amortization of intangible assets	846	846	846	846	907	938	938	938

Total operating expenses	32,231	27,104	28,785	27,779	30,383	31,639	32,728	31,267

Income (loss) from operations	3,003	423	1,536	2,327	4,670	783	(1,049)	(811)
Other income, net	3,434	2,894	2,634	2,883	2,793	2,769	2,368	2,683

Income before provision for income taxes	6,437	3,317	4,170	5,210	7,463	3,552	1,319	1,872
Provision for income taxes	(6,521)	274	130	426	648	274	461	504

Net income	$12,958	$3,043	$4,040	$4,784	$6,815	$3,278	$858	$1,368

Basic net income per common share (1)	$0.50	$0.11	$0.14	$0.17	$0.23	$0.11	$0.03	$0.05

Diluted net income per common share (1)	$0.49	$0.11	$0.14	$0.16	$0.23	$0.11	$0.03	$0.05

(1)	Basic and diluted net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per common share information may not equal the annual net income per share.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
As a Percentage of Total Revenue:
Revenue:
Product license	34%	19%	30%	32%	37%	33%	31%	33%
Services	66	81	70	68	63	67	69	67

Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product license	1	1	1	0	1	1	1	2
Amortization of acquired technology	2	3	3	3	2	2	3	3
Services	30	33	33	34	30	31	31	30

Total cost of revenue	33	37	37	37	33	34	35	35

Gross profit	67	63	63	63	67	66	65	65
Operating expenses:
Research and development	15	17	16	17	16	17	18	18
Sales and marketing	35	32	32	29	32	36	37	37
General and administrative	9	11	10	11	8	9	10	10
Business restructuring charges	—	—	—	(1)	—	—	—	—
Amortization of intangible assets	2	2	2	2	2	2	2	2

Total operating expenses	61	62	60	58	58	64	67	67

Income (loss) from operations	6	1	3	5	9	2	(2)	(2)
Other income, net	7	7	6	6	5	5	5	6
Income before provision for income taxes	13	8	9	11	14	7	3	4
Provision for income taxes	(12)	1	1	1	1	1	1	1

Net income	25%	7%	8%	10%	13%	6%	2%	3%