Form 10-Q
period 2008-03-31
VIGNETTE CORP
filed 2008-05-07
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

As of April 30, 2008, there were 24,716,413 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended March 31, 2008

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

in thousands, except share and per share data

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$98,818	$94,201
Short-term investments	61,881	53,976
Accounts receivable, net of allowance of $1,554 and $2,133, respectively	23,890	37,229
Prepaid expenses and other current assets	6,643	5,336

Total current assets	191,232	190,742
Property and equipment, net	6,394	6,673
Long-term investments	13,737	33,521
Goodwill	115,808	115,808
Other intangible assets, net	15,429	17,500
Other assets	12,591	13,889

Total assets	$355,191	$378,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29,970	$38,155
Deferred revenue	37,286	36,047
Other current liabilities	4,468	4,398

Total current liabilities	71,724	78,600
Long-term liabilities, less current portion	2,447	2,701

Total liabilities	74,171	81,301
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 24,550,469 and 25,797,102 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively (net of treasury shares of 6,296,068 and 5,015,639 as of March 31, 2008 and December 31, 2007, respectively)	246	258
Additional paid-in capital	2,666,077	2,681,677
Accumulated other comprehensive income	3,340	2,701
Retained earnings	(2,388,643)	(2,387,804)

Total shareholders’ equity	281,020	296,832

Total liabilities and shareholders’ equity	$355,191	$378,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended March 31,
	2008	2007
Revenue:
Product license	$9,741	$15,339
Services	35,011	32,249

Total revenue	44,752	47,588
Cost of revenue:
Product license	474	210
Amortization of acquired technology	1,254	1,254
Services	15,852	16,018

Total cost of revenue	17,580	17,482

Gross profit	27,172	30,106
Operating expenses:
Research and development	8,399	7,873
Sales and marketing	15,373	13,973
General and administrative	4,790	5,194
Business restructuring (benefit) charges	(2)	(107)
Amortization of intangible assets	817	846

Total operating expenses	29,377	27,779

Income (loss) from operations	(2,205)	2,327
Other income, net	1,821	2,883

Income (loss) before provision for income taxes	(384)	5,210
Provision for income taxes	455	426

Net income (loss)	$(839)	$4,784

Basic net income (loss) per share	$(0.03)	$0.17

Diluted net income (loss) per share	$(0.03)	$0.16

Shares used in computing basic net income (loss) per common share	24,372	28,810
Shares used in computing diluted net income (loss) per common share	24,372	29,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income (loss)	$(839)	$4,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,008	1,017
Amortization of intangible assets	2,071	2,100
Loss (gain) on sale of patent	—	(263)
Loss (gain) on disposal of fixed assets	14	(19)
Non-cash compensation expense	1,111	732
Non-cash restructuring charges/(benefits)	(2)	(107)
Other non-cash charges/(benefits), net	(127)	72
Changes in operating assets and liabilities	6,819	418

Net cash provided by (used in) operating activities	10,055	8,734
Investing activities:
Purchase of property and equipment	(717)	(637)
Proceeds from sale of patent	—	300
Maturity of restricted investments	192	310
Purchase of short-term investments	(14,613)	—
Maturity of short-term investments	6,991	3,637
Purchase of long-term investments	—	(9,231)
Maturity of long-term investments	19,931	—
Other	(64)	21

Net cash provided by (used in) investing activities	11,720	(5,600)
Financing activities:
Payments for treasury shares at cost	(18,748)	(17,226)
Proceeds from issuance of common stock	733	2,342

Net cash provided by (used in) financing activities	(18,015)	(14,884)
Effect of exchange rate changes on cash and cash equivalents	857	(244)

Net change in cash and cash equivalents	4,617	(11,994)
Cash and cash equivalents at beginning of period	94,201	98,832

Cash and cash equivalents at end of period	$98,818	$86,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2008

NOTE 1 — General and Basis of Financial Statements

Vignette Corporation, along with its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”), provides Web content management, portal, collaboration, integration, interaction management, document and records management and imaging and workflow technologies. Our Web content management, portal, collaboration, integration, interaction management, document and records management and imaging and workflow technologies give organizations the capability to provide a personalized and highly interactive Web experience that matches the expectations created by high-profile Web properties. In addition to creating high-value interactions through the Web presence, Vignette customers are also able to integrate systems and information from inside and outside the organization; manage the lifecycle of enterprise information; and collaborate by supporting ad-hoc and process-based information sharing. Together, our products and expertise help companies harness the power of their information and the Web to deliver high-value interactions, building communities online and meet users’ demands for any content, at any time, anywhere, on the device of the user’s choosing.

The Company was incorporated in Delaware on December 19, 1995. Vignette currently markets its products and services throughout the Americas, Europe, Asia and Australia. The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at December 31, 2007 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

NOTE 2 — Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements . SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In addition, in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” was issued, removing leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. Finally, FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2) was issued, deferring the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

The Company adopted SFAS No. 157 on January 1, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated balance sheet and statement of operations as shown in footnotes 3 and 4 of this report on Form 10-Q. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated balance sheet and statement of operations.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard permits but does not require entities to measure many financial instruments and certain other items at fair value. Once an entity has elected the fair value option for designated financial instruments and other items, changes in fair value must be recognized in the statement of operations. The election is irrevocable once made. The statement is effective for the first fiscal year after November 15, 2007. The Company chose not to make fair value elections under SFAS No. 159 for any of its financial assets or liabilities.

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

Statement 141R amends the goodwill impairment test requirements in Statement 142. For a goodwill impairment test as of a date after the effective date of Statement 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under Statement 141R. This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of Statement 141R. This accounting will be required when Statement 141R becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under Statement 141 as well as those accounted for under Statement 141R. The Company has $115.8 million of goodwill at March 31, 2008 related to previous business combinations. The Company has not determined what effect, if any, Statement 141R will have on the results of its impairment testing subsequent to December 31, 2008.

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

NOTE 3 — Cash, cash equivalents and short-term investments

The Company considers all highly liquid investment securities with an original maturity of three months or less at the date of purchase to be cash equivalents.

Short-term investments consist of marketable securities that have remaining maturities of less than one year from the balance sheet date, excluding cash equivalents as described above.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability (i.e. default rates, credit risks, loss severities).

3.	Level 3 Inputs – Used to measure fair value assets and liabilities that little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Short-term investment securities are classified as “available-for-sale” and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the periods presented. The Company endeavors to utilize the best available information in measuring fair value. For short-term investments, fair values are based on quoted market prices where available. If quoted market prices are not available, Management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments. Based on the inputs used to estimate fair values for short-term investments, the Company has determined that our short-term “available-for sale” securities are Level 1 in the fair value hierarchy.

Short-term investments consist of the following (in thousands):

		March 31, 2008			December 31, 2007
	Fair Value Hierarchy	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	Level 1	$11,477	$124	$11,601	$18,567	$74	$18,641
Corporate notes	Level 1	50,047	233	50,280	35,335	—	35,335

		$61,524	$357	$61,881	$53,902	$74	$53,976

NOTE 4 — Long-term Investments

Long-term investments consisted of the following (in thousands):

	Fair Value Hierarchy	March 31, 2008	December 31, 2007
Restricted investments	Level 1	$5,409	$5,319
Long-term marketable securities	Level 1	7,222	27,096
Limited partnership interest	Level 2	1,106	1,106

Total long-term investments		$13,737	$33,521

The Company held restricted investments in the form of a certificate of deposit and investment grade securities placed with high credit quality financial institutions. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist or until the tax obligations are settled. The average yield of these investments is approximately 3.6%. These investments are recorded at cost, which estimates fair value.

Long-term marketable securities are classified as “available-for-sale”, have remaining maturities of greater than one year from the balance sheet date (all long-term marketable securities mature in 2009) and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the periods presented. For long-term marketable securities, fair values are based on quoted market prices where available. If quoted market prices are not available, Management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments. Based on the inputs used to estimate fair values for long-term marketable securities, the Company has determined that our long-term “available-for sale” securities are Level 1 in the fair value hierarchy.

Long-term marketable securities consist of the following:

	March 31, 2008			December 31, 2007
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$—	$—	$—	$5,109	$4	$5,113
Corporate notes	7,098	124	7,222	21,920	63	21,983

	$7,098	$124	$7,222	$27,029	$67	$27,096

The Company holds a less than 20% interest in, and does not exert significant influence over, a limited partnership interest a technology incubator. The Company, therefore, applies the cost method. Fair values are based on regular valuation statements received from the limited partnership. Based on the inputs used to estimate fair values for our limited partnership interest, the Company has determined that this asset is Level 2 in the fair value hierarchy.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions that reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized no impairment charges during the three months ended March 31, 2008 and 2007.

NOTE 5 — Intangible Assets

Intangible assets with indefinite lives

The net goodwill balance of $115.8 million at March 31, 2008 relates to the Tower Technology business combination completed in March 2004, the Intraspect business combination completed in December 2003, and the Epicentric business combination completed in December 2002.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. There were no indicators of impairment and no impairment charges were recorded in the three month periods ended March 31, 2008 and 2007, respectively.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Three Months ended March 31, 2008			Year ended December 31, 2007
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Technology	$77,101	$(67,485)	$9,616	$77,101	$(66,231)	$10,870
Non-compete contracts	2,200	(2,200)	—	2,200	(2,142)	58
Customer relationships	23,400	(17,587)	5,813	23,400	(16,828)	6,572
Trademarks	800	(800)	—	800	(800)	—
Capitalized research and development	700	(700)	—	700	(700)	—

Total	$104,201	$(88,772)	$15,429	$104,201	$(86,701)	$17,500

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from two to six years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three months ended March 31, 2008 and 2007 was $2.1 million and $2.1 million, respectively. Of these totals, $0.8 million and $0.8 million was recorded as “Amortization of intangible assets” in operating expenses for the three months ended March 31, 2008 and 2007, respectively. The remaining $1.3 million for the three months ended March 31, 2008 and 2007 was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) for the remaining nine months (remaining period) ending December 31, 2008 and the remaining amortization period is as follows:

For the remaining period ending December 31, 2008	$6,038
For the year ending December 31, 2009	$8,050
For the year ending December 31, 2010	$1,341

Total remaining amortization	$15,429

NOTE 6 — Current Liabilities

Current liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Accounts payable and accrued expenses:
Accounts payable	$6,679	$7,507
Accrued employee liabilities	10,770	13,660
Accrued treasury stock liability	—	1,291
Accrued restructuring charges	1,444	1,555
Accrued professional fees	4,117	3,490
Accrued sales and marketing expenses	1,316	1,258
Accrued other charges	5,644	9,394

Total accounts payable and accrued expenses	$29,970	$38,155
Deferred revenue	$37,286	$36,047
Other Current Liabilities:
Accrued income taxes	2,965	2,659
Accrued other taxes	1,503	1,739

Total other current liabilities	$4,468	$4,398

	$71,724	$78,600

NOTE 7 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Accrued restructuring charges, net of current portion	$1,619	$1,843
Deferred revenue, less current portion	828	858

	$2,447	$2,701

NOTE 8 — Shareholders’ Equity

Stock-based compensation

The Company recognized $1.1 million in the quarter ended March 31, 2008, for stock based compensation. This expense includes $0.5 million for stock options, $0.5 million for restricted stock awards, and $0.1 million for the employee stock purchase plan (ESPP). The tables below present the costs recorded related to stock based compensation and the effect of stock based compensation on earnings per share for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007
Cost of revenue – services	$90	$20
Research and development	177	68
Sales and marketing	106	106
General and administrative	738	538

Total stock based compensation	$1,111	$732

	Three Months Ended March 31,
	2008	2007
Effect of stock based compensation on earnings per share
Basic	$0.05	$0.02

Diluted	$0.05	$0.03

Actual compensation cost for the three months ended March 31, 2008 has been recognized using the fair value method as required by Statement 123R and has been included in the determination of net income and net income per share.

Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions, for stock options and the ESPP granted in the three months ended March 31, 2008 and 2007, respectively:

	Employee Stock Options		Employee Stock Purchase Plan
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Risk-free interest rate	1.98%	4.74%	2.09%	5.09%
Weighted average expected term of options (years)	4.30	4.00	0.75	0.75
Dividend rate	0.00%	0.00%	0.00%	0.00%
Assumed Volatility	47.28%	53.00%	47.02%	37.00%
Weighted average grant date fair value of options granted:	$4.89	$8.14	$4.12	$5.29

Note: Employee stock options are issued with the exercise price at or above quoted market value at date of grant; therefore, there is no intrinsic value at grant date. We have assumed an annual forfeiture rate of 15% for stock options. Under the ESPP, shares are issued with an exercise price at fair market value less a 15% discount.

Stock Plans

The Company has established five stock plans: (i) the 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”); (ii) the Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”); (iii) the 1999 Supplemental Stock Option Plan (the “1999 Supplemental Plan”); (iv) the 1999 Non-Employee Directors Option Plan (the “Directors’ Plan”) and (v) the Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (the “ESPP”). Of these plans, the 1995 Plan, the 1999 Plan, the Directors’ Plan and the ESPP have been approved by the Company’s shareholders. The 1999 Supplemental Plan did not require approval by the Company’s shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The following table summarizes stock option activity and related information through March 31, 2008.

	Three Months Ended March 31, 2008
	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Term	Aggregate Intrinsic Value
Outstanding at beginning of period	2,388,178	$20.93
Granted	51,000	14.11
Exercised	(24,348)	10.92
Forfeited	(142,773)	24.06

Outstanding at end of period	2,272,057	20.69	4.86	$965,990
Exercisable at end of period	1,432,276	23.05	3.76	$889,296

As of March 31, 2008, the estimated unamortized cost for outstanding stock options is approximately $4.4 million. The estimated unamortized cost is net of estimated forfeitures used in computing compensation expense. The Company expects to recognize that expense over a weighted average period of approximately 1.4 years. The aggregate intrinsic value of stock options exercised for the three months ended March 31, 2008 was approximately $0.1 million.

Share repurchase program

On November 12, 2006, the Board of Directors of the Company approved a stock repurchase program of up to $75 million of the Company’s common stock over the following 12 months. In November 2007, the Company announced an extension to its share repurchase program approving the repurchase of up to an additional $75 million of its common stock over an indefinite period. During the quarter, the Company purchased an additional 1,259,679 shares of common stock on the open market at an average price of $13.86. As of the end of the quarter, the Company had purchased a total of 6,275,318 shares at an average price of $16.81 since the share repurchase program commenced. The Company paid cash of approximately $105.5 million under these repurchase programs as of March 31, 2008. The Company uses the cost method to account for treasury stock.

NOTE 9 — Comprehensive Income

The Company’s comprehensive income is included as a component of stockholders’ equity and is composed of (i) net income, (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(839)	$4,784
Net change in foreign currency translation adjustments	300	74
Net change in unrealized gain (loss) on investments	339	(8)

Total comprehensive income	$(200)	$4,850

NOTE 10 — Other Income and Expense

Other income and expense for the three month periods ended March 31, 2008 and 2007, respectively were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Interest income	$1,722	$2,831
Other income (expense), net	99	52

	$1,821	$2,883

Other income (expense), net is composed of (i) foreign currency exchange realized and unrealized gains/(losses), (ii) gains on sale of intellectual property and/or disposed equipment, and (iii) purchase accounting credits. The increase in other income (expense), net in the three months ended March 31, 2008 as compared to the same period in 2007 is primarily attributable to a $0.33 million increase in foreign currency exchange realized and unrealized gains offset by a $0.26 million gain on a sale of a patent in the first quarter of 2007.

NOTE 11 — Income Taxes

Income tax expense for the quarter consists primarily of estimated withholding taxes, income taxes due in certain foreign jurisdictions, the alternative minimum tax in the United States, offset by recognition of previously unrecognized tax benefits. Income tax expense amounts (in thousands) are as follows:

	Three Months Ended March 31,
	2008	2007
Provision for income taxes	$455	$426

The Company’s estimated effective tax rate and associated provision for income taxes for the three months ended March 31, 2008 is based on an estimate of consolidated earnings before taxes for fiscal 2008. The estimated effective tax rate is impacted primarily by non-deductible amortization of purchased intangible assets, the worldwide mix of estimated consolidated earnings before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.

In quarter ended December 31, 2007, we released $9.8 million of the valuation allowance we had recorded against our net deferred tax asset based on the determination that it was more likely than not that a part of the benefit related to the net operating loss carryforward will be realized. Approximately $7.4 million of the benefit from release of the valuation allowance was recorded as a benefit to our income tax provision and the remaining $2.4 million related to assets of acquired companies and was recorded as a reduction of goodwill. In concluding that releasing part of the valuation allowance was appropriate, we have considered such factors as our operating history and our ability, based on a projection, to generate sufficient taxable income of the appropriate character with the relevant jurisdictions in future years. We have provided a valuation allowance against the remainder of our net deferred tax asset, including all net operating loss, research and development credit, and capital loss carryforwards based on the determination that it is more likely than not that the benefit related to such assets will not be realized. Our accounting for deferred taxes under SFAS 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that the valuation allowance was appropriate, we have considered such factors as our history of incurring operating losses and our ability to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years.

Based on the Company’s operating plan, we anticipate utilizing Federal net operating loss carryforwards and other deferred tax assets to offset projected U.S. Federal taxable income. A portion of the net operating loss and other deferred tax assets expected to be utilized is related to an entity for which there is purchase accounting goodwill recognized on the consolidated balance sheet. The initial recognition of the tax benefit attributable to this portion of the net operating loss and other deferred tax assets is being recognized as a reduction to the balance of goodwill, rather than as a benefit to provision for income taxes.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. As a result of the implementation, the Company did not recognize any change in the liability for unrecognized tax benefit, and accordingly recorded no adjustment to the January 1, 2007 balance of retained earnings. As of January 1, 2008, the balance of unrecognized tax benefits was approximately $10.8 million. Included in this amount is approximately $2.0 million of unrecognized tax benefits, which if recognized, would reduce the effective tax rate. The remaining approximately $8.8 million of unrecognized tax benefits are attributed to tax carryforwards that, if recognized, upon adoption, would not affect the effective tax rate because the recognition of the associated deferred tax asset would be offset by a change in the valuation allowance.

The Company accrues and recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

With few exceptions, the Company and all of its major filing subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

Further, an immaterial amount of interest was accrued on the outstanding unrecognized tax benefits as of March 31, 2008. This brings the March 31, 2008 balance of unrecognized tax benefits to approximately $10.8 million. Included in this amount is approximately $2.0 million of unrecognized tax benefits, which if recognized, would reduce the effective tax rate. It is reasonably possible that within 12 months of March 31, 2008 the balance of unrecognized tax benefits could increase by up to $0.3 million or decrease by up to $0.6 million due to the following:

i)	lapse of statute of limitation, or settlement with the relevant tax authority, for tax filings in several foreign jurisdictions whose transfer pricing arrangements might be subject to adjustment;

ii)	a ruling from the Indian court of appeals on the Company’s protest of a tax assessment;

iii)	concluding our tax examination in Germany; and

vi)	reaching final agreement in the United Kingdom regarding deduction of interest paid to the U.S. parent company.

NOTE 12 — Earnings Per Share

Basic net income (loss) per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. Diluted earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, shares to be purchased under the employee stock purchase plan, and unvested restricted stock is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options and restricted stock (RSA). Additionally, the exercise of common stock options and the vesting of restricted stock can increase shares outstanding and has a dilutive effect on earnings per share. The Company excludes outstanding stock options from the computation of diluted earnings per share when such inclusion would be antidilutive. The Company excluded 1.7 million and 0.7 million outstanding stock options for the three months ended March 31, 2008 and 2007, respectively.

For the first quarter of 2008, diluted net loss per share is presented at the basic net loss per share amount as the effect of the assumed RSA vesting, stock option exercises and ESPP purchases are antidilutive. As of March 31, 2008 the Company had in-the-money outstanding RSA grants and common stock options of 169,741. Such outstanding in-the-money RSA grants and common stock options have been excluded from the calculation of diluted net loss per share, as the effect of their exercise would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively (in thousands except per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income (loss)	$(839)	$4,784
Denominator:
Weighted Average Shares Outstanding:
Weighted-average shares outstanding, excluding unvested restricted stock	24,372	28,810
Stock options, ESPP, and restricted shares	—	257

Diluted	24,372	29,067

Earnings per common share:
Basic	$(0.03)	$0.17
Diluted	$(0.03)	$0.16

NOTE 13 — Commitments and Contingencies

Securities Class Action

On October 26, 2001, a class action lawsuit was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of New York seeking unspecified damages on behalf of a purported class that purchased Vignette common stock between February 18, 1999 and December 6, 2000. Also named as defendants were four underwriters involved in the Company’s initial public offering of Vignette stock in February 1999 and the Company’s secondary public offering of Vignette stock in December 1999. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on, among other things, claims that the four underwriters awarded material portions of the shares in the Company’s initial and secondary public offerings to certain customers in exchange for excessive commissions. The plaintiff also asserts that the underwriters engaged in “tie-in arrangements” whereby certain customers were allocated shares of Company stock sold in its initial and secondary public offerings in exchange for an agreement to purchase additional shares in the aftermarket at pre-determined prices. With respect to the Company, the complaint alleges that the Company and its officers and directors failed to disclose the existence of these purported excessive commissions and tie-in arrangements in the prospectus and registration statement for the Company’s initial public offering and the prospectus and registration statement for the Company’s secondary public offering. The action seeks damages in an unspecified amount.

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. We are awaiting a decision from the Court on the class certification motion. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. The Company is unable to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period. The Company will continue to defend itself vigorously against this lawsuit.

Litigation and Other Claims

We are also subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows.

Contractual Obligations

The table below summarizes our significant contractual obligations (in thousands) at March 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as liabilities.

	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$18,812	$4,501	$8,361	$3,349	$2,601
Operating sublease income	(5,951)	(1,522)	(3,272)	(1,157)	—

Net operating lease obligations	$12,861	$2,979	$5,089	$2,192	$2,601
Third party royalty obligations	1,851	1,750	77	24	—

The expected timing of payment of the obligations detailed above is estimated based on current information. Timing of payments and actual amounts paid may differ from our estimates.

Lease Commitments

The Company leases its office facilities and various equipment under operating lease agreements having expiration dates through 2017. The Company has operating leases for facilities with escalating rents. Pursuant to SFAS 13 – Accounting for Leases, the Company recognizes rent expense on a straight-line basis over the lease term. Rent expense, excluding vacated properties, was $0.9 million for the three months ended March 31, 2008 and 2007. Estimated future rents receivable from signed sublease agreements are $6.0 million through 2011. Future minimum payments as of March 31, 2008 under our lease obligations, including operating lease commitments for all vacated properties, are included in the table above (in thousands).

Third Party Royalty Obligations

The Company’s business practice, in part, is to resell bundled or un-bundled third party software. All of our resell items are based on OEM agreements signed between the third party and Vignette having expiration dates through 2013. Pursuant to SFAS 5 – Accounting for Contingencies, the Company recognizes the expenses and their associated liabilities related to these agreements as the costs are incurred. Future minimum third party royalty obligation as of March 31, 2008 under our current OEM agreements, are included in the table above (in thousands).

Product warranties

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically, such costs have not been material.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

NOTE 14 — Subsequent Events

On April 22, 2008, Vignette Corporation (the “Company”), completed its acquisition of all of the issued and outstanding stock of MicroNets, Inc. (d/b/a “Vidavee”), pursuant to a Merger Agreement dated April 7, 2008 (the “Merger Agreement”) that the Company entered into with Vidavee and Silver Stream Corporation, a Delaware corporation and wholly owned subsidiary of the Company (the “Sub”). The total Merger Consideration was approximately $6.6 million, $1.3 million of which was paid prior to the effective date.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as exhibit 2.1 in this Form 10-Q and is incorporated by reference herein.

Vidavee is a video Web services company that enables Web publishers to easily upload, share, analyze and monetize Internet video content. The strategic acquisition and integration of Vidavee’s advanced video publishing technology will provide video management and publishing capabilities to help advertisers and publishers generate new traffic, improve customer engagement and increase revenues. Vignette will offer Vidavee’s video publishing technologies through a Software as a Service (SaaS) model.

The filing of Vidavee’s financial statements as required pursuant to Rule 3-05 of Regulation S-X are not included herein but will be filed by an amendment to the Form 8-K filed on April 28, 2008 within seventy-one (71) calendar days from April 22, 2008.

The filing of pro forma financial information relating to the acquisition as required pursuant to Article 11 of Regulation S-X are not included herein but will be filed by an amendment to the Form 8-K filed on April 28, 2008 within seventy-one (71) calendar days from April 22, 2008.

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

Some of our customers also want to use the online channel to connect customers and other key audiences with internal business processes. In particular, public sector organizations and commercial organizations in the financial services, insurance and healthcare industries are making technology investments that allow them to extend business activities – loan origination, case processing, customer service and similar processes – to the Web. Vignette’s Imaging and Workflow solution, a component of the Vignette Web Experience Platform is expressly designed to provide these capabilities.

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

Overview of First Quarter Results

The Company reported total revenues of $44.8 million for the three months ended March 31, 2008 versus $47.6 million of total revenues for the three months ended March 31, 2007 or a decrease of 6.0% over the same period last year.

More specifically, license revenues were $9.7 million in the first quarter of 2008 compared to $15.3 million for the first quarter of 2007, a decrease of 36.5%. Maintenance and support revenues of $20.3 million in the first quarter of 2008 were up 4.9% from the $19.4 million for the first quarter of 2007. Professional services revenues of $14.7 million in the first quarter of 2008 were up 14.0% from $12.9 million as compared to the same period in 2007. International revenue comprised 41% and 34% of total revenue for the quarters ended March 31, 2008 and 2007, respectively. No single customer accounted for more than 10% of our quarterly revenues.

Operating income decreased to a $2.2 million loss in the first quarter of 2008 compared to operating income of $2.3 million in the first quarter of 2007. The decrease was due to lower license revenue in the period, an increase in cost of revenue due to the mix of revenue and an increase in operating expenses due to increased investments in research and development and incremental expenses in sales and marketing due to significant attrition in the first quarter of 2007. Net income decreased to a $0.8 million loss which was a 117.5% decline over the $4.8 million net income in the first quarter of 2007. The net loss is due to lower license revenue in the period coupled with higher operating expenses and lower other income.

Total expenses, including both cost of revenue and operating expenses, were $47.0 million and $45.3 million for the three months ended March 31, 2008 and 2007, respectively. This is a $1.7 million or 3.7% increase in the first quarter of 2008 versus the first quarter of 2007. The increase is a combination of higher costs of revenue of $0.1 million and higher operating expenses of $1.6 million. The higher costs of revenue were driven primarily by the change in revenue mix of license vs. services in the first quarter of 2008 vs. the same period last year. Research and development costs were higher by $0.5 million due to the Company’s strategic plan to increase investments in this area for product innovations and enhancements to existing products. Sales and marketing expenses increased by $1.4 million due to higher headcount related expenses as the Company experienced significant attrition in this area in the first quarter of 2007. General and administrative expenses were lower by $0.4 million due to lower professional services fees compared to the same period in the prior year.

Total cash and short-term investments increased by $12.5 million during the quarter to $160.7 million as of March 31, 2008. The increase is primarily due to an increase in short-term investments as the maturity dates for long-term investments shift to short-term in the amount of $19.9 million and generation of cash from operating activities of approximately $10.1 million, offset by the use of $18.7 million of cash to repurchase shares of the Company’s common stock. We have no debt outstanding.

Our headcount at March 31, 2008 was 667, flat from 667 at December 31, 2007, and an increase of 27 from 640 at March 31, 2007. The increase is due to our sales and marketing headcount returning to planned levels at the end of March 2008 after unplanned attrition occurred in the first quarter of 2007.

Forward-looking Information

During our first quarter 2008 financial results conference call on April 23, 2008, we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended June 30, 2008.

For the second quarter of 2008, we expect total revenue to be between $45 million and $50 million, with license revenue accounting for approximately 23% to 28% of total revenue and services accounting for the remainder.

We expect a gross margin of 60% to 62%.

In terms of operating expenses, we expect research and development to be approximately 18% to 19% of revenue, sales and marketing to be approximately 31% to 33% of revenue, and general and administrative to be approximately 10% of revenue.

Second quarter GAAP net income is currently expected to be between a loss of $0.05 and a profit of $0.05 per share on a fully diluted basis, assuming 24.3 million shares outstanding.

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

Tax contingencies are provided for in accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”). Although we believe that we have appropriate support for the positions taken on our tax filings across all of the jurisdictions in which we operate, we must evaluate potential uncertainties and record a liability for our best estimate of the probable loss on these positions. We believe that our accruals related to such uncertainties are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. However, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities, necessitating a material adjustment to our income tax provision, net income, or cash flows in the period or periods in which such determination is made. The balance of unrecognized tax benefits was $10.8 million and $10.7 million at March 31, 2008 and December 31, 2007, respectively.

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

Valuation of goodwill and identifiable intangible assets. The Company applies Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), in accounting for the valuation of goodwill and identifiable intangible assets. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The events and circumstances the Company considers include significant changes in the business climate, legal factors, operating performance indicators and competition. In addition, the Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. As required by Statement 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment by comparing the fair value of the Company with its carrying amount, including goodwill. To determine the Company’s fair value, the Company employs the market capitalization approach, comparing the net book value of the Company to its market capitalization. If, under the first step, an, impairment is indicated, a second step is employed to measure the impairment. This step compares the implied fair value of the goodwill with the carrying amount of the goodwill. The implied fair value of goodwill is determined based on a variety of valuation techniques including present value and earnings or revenue multiples.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2008	2007
Revenue:
Product license	22%	32%
Services	78	68

Total revenue	100	100
Cost of revenue:
Product license	1	—
Amortization of acquired technology	3	3
Services	35	34

Total cost of revenue	39	37

Gross profit	61	63
Operating expenses:
Research and development	19	17
Sales and marketing	34	29
General and administrative	11	11
Business restructuring charges (benefits)	—	(1)
Amortization of intangible assets	2	2

Total operating expenses	66	58

Income (loss) from operations	(5)	5
Other income, net	4	6

Income (loss) before provision for income taxes	(1)	11
Provision for (benefit from) income taxes	1	1

Net income (loss)	(2)%	10%

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007 (in thousands except percentages)

Revenue

	Three Months Ended March 31,
	2008	2007	fluctuation
Product license	$9,741	$15,339	(36.5)%
Services revenue:
Subscription services	19	—	—%
Maintenance and support	20,333	19,386	4.9%
Professional services	14,659	12,863	14.0%
Total services revenue	35,011	32,249	8.6%

Total revenue	$44,752	$47,588	(6.0)%

Total revenue decreased 6% in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The decrease is primarily due to reduced product license revenue.

Product license. Product license revenue decreased 36.5% during the three months ended March 31, 2008 as compared to the same period last year. The Company attributes the decline in license revenue to North America where we saw some delays in spending as our customers adjusted to the uncertain economic climate – this was especially evident in the financial services and government segments.

Services. Total services revenue increased 8.6% during the three months ended March 31, 2008 as compared to the same period last year. The increase is attributable to strong performance from both the maintenance and support and professional services organizations.

During the comparative three months ended March 31, 2008 and 2007, no single customer accounted for more than 10% of our total revenues. International revenue was $18.3 million and $16.3 million, or 41% and 34% of total revenues in the three months ended March 31, 2008 and 2007, respectively.

Cost of Revenue

Cost of revenue consists of the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing maintenance and support and professional services.

Cost of revenue amounts and percentages are as follows:

	Three Months Ended March 31,
	2008	2007	fluctuation
Product license	$474	$210	125.8%
Amortization of acquired technology	1,254	1,254	—%
Cost of services revenue:
Subscription services	14	—	—%
Maintenance and support	3,299	3,108	6.1%
Professional services	12,539	12,910	(2.9)%

Total cost of services revenue	15,852	16,018	(1.0)%

Total cost of revenue	17,580	17,482	0.6%

Gross profit	$27,172	$30,106	(9.7)%

As a percentage of sales, gross profit represented 61% and 63% for the three months ended March 31, 2008 and 2007, respectively. The decline in gross profit on a percentage basis and in absolute dollars for both periods is primarily driven by the decrease in license revenues in 2008 offset slightly by the cost of our professional services organization where we saw the benefit of severance actions taken in the second quarter of 2007.

Operating expenses

Operating expense amounts and percentages are as follows:

	Three Months Ended March 31,
	2008	2007	fluctuation
Research and development	$8,399	$7,873	6.7%
Sales and marketing	15,373	13,973	10.0%
General and administrative	4,790	5,194	(7.8)%
Business restructuring charges (benefits)	(2)	(107)	(97.9)%
Amortization of intangible assets	817	846	(3.4)%

Total operating expenses	$29,377	$27,779	5.8%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased 6.7% in the three months ended March 31, 2008 compared to the same period in 2007. The quarter-over-quarter increase of $0.5 million is due to strategic investments in product innovations and enhancements to existing products in order to drive long-term license revenue growth.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, as well as bad debt charges. Sales and marketing expenses increased 10% in the three months ended March 31, 2008. The increase in sales and marketing expenses is primarily headcount related as the Company lost a number of sales and marketing personnel through attrition during the first quarter of 2007. We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period due to seasonality, sales cycles, the timing of new product releases, entry into new market areas, investment in marketing efforts, and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, legal, accounting, facilities, and information technology. General and administrative expenses decreased 7.8% in the three months ended March 31, 2008. The decrease is due to lower professional services fees. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on seasonality, sales cycles, regulatory requirements, legal proceedings and fees paid to outside professional service providers.

Business restructuring charges (benefits). Business restructuring charges (benefits) consist primarily of adjustments to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. Business restructuring charges decreased 97.9% in the three months ended March 31, 2008. There can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change should one, or more, of the Company’s subtenants default on their executed lease agreement with the Company or actual operating expenses differ from current estimates.

Amortization of intangible assets. Amortization of intangible assets includes amortization of customer relationships and non-compete contracts. Intangible amortization expense decreased 3.4% in the three months ended March 31, 2008 (excluding amortization expenses related to acquired technology) as compared to the same periods last year. This decrease relates to the decline in amortization expense for assets assumed from the Tower Technology acquisition as assets with shorter useful lives become fully amortized. Amortization expense is recorded ratably over the estimated useful lives of the intangible assets, which range from two to six years.

Stock based compensation

The company records stock based compensation in the appropriate functional expense categories, which are Cost of revenue – services, Research and development, Sales and marketing, and General and administrative. Under Statement 123R the Company records expense for stock compensation based on the grant date fair value. The Company determines grant date fair value for stock options and the ESPP using the Black-Scholes option pricing model. The fair value for restricted stock awards (RSAs) is generally equal to their intrinsic value at the date of grant. For the three months ended March 31, 2008, the Company recorded $0.5 million for stock options, $0.5 million for restricted stock awards, and $0.1 million for the employee stock purchase plan. Prior to the adoption of Statement 123R the Company did not record any expense for stock options with zero intrinsic value or the ESPP.

See the attribution of stock compensation expense to its appropriate cost categories at Note 8 – Shareholders’ Equity in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	March 31, 2008	December 31, 2007
Cash, cash equivalents and short-term investments	$160,699	$148,177
Working capital	$119,508	$112,142
Current ratio	2.7:1	2.4:1
Days of sales outstanding – for the quarter ended	49	64

At March 31, 2008 we had $160.7 million in cash, cash equivalents and short-term investments and no debt. We generally invest cash exceeding our operating requirements in short-term or long-term, investment-grade securities and classify these investments as available-for-sale. The Company did not hold any auction rate securities as of March 31, 2008 or December 31, 2007.

Net cash provided by operating activities was $10.1 million and $8.7 million during the first three months of 2008 and 2007, respectively. The increase in cash from operations reflects a reduction in accounts receivable due to strong collections, which helped drive the 15 day decrease in our DSO during the quarter.

Net cash provided by investing activities was $11.7 million during the first three months of 2008, as compared to net cash used in investing activities of $5.6 million during the same period in 2007. The increase in investing inflows is primarily due to the maturity of short term investments, the proceeds from which have been used to purchase shares of the Company’s common stock as part of our stock repurchase program. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in securities to maximize investment yields while preserving cash flow for operational purposes, and acquisition of intellectual property or complementary businesses to expand our market share.

Net cash used in financing activities was $18.0 million for the first three months of 2008 as compared to net cash used in financing activities of $14.9 million during the same period in 2007. Our financing activities consisted of purchases of our common stock in the open market in accordance with our stock repurchase program and proceeds from issuing shares to meet the requirements of employee stock option exercises and the employee stock purchase plan. During the first three months of 2008 the Company experienced a decrease in the exercise of vested stock options due to low or negative intrinsic values of stock options currently outstanding. Total cash received for the first three months of 2008 for stock option exercises and the employee stock purchase plan was $0.7 million as compared to $2.3 million during the same period in 2007. This decrease, coupled with payments of $18.7 million for treasury shares, led to an increase in financing outflows when compared to the first three months of 2007.

The increase in our working capital and current ratio from December 31, 2007 to March 31, 2008 is due primarily to an $8.2 million decline in accounts payable and accrued expenses during the three months ended March 31, 2008, while current assets remained fairly consistent during the same period. The decline in accounts payable and accrued expenses is primarily attributable to accrued employee liabilities, specifically accrued commissions and accrued bonus, which were significantly lower in the first quarter of 2008 due to poor license revenue in the quarter.

We expect to fund our operations, capital expenditures and investments from internally generated funds and existing cash and investments. We believe that our existing balances will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months.

Contractual Obligations

See the contractual obligations as of March 31, 2008 at Note 13 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Subsequent Events

On April 22, 2008, Vignette Corporation (the “Company”), completed its acquisition of all of the issued and outstanding stock of MicroNets, Inc. (d/b/a “Vidavee”), pursuant to a Merger Agreement dated April 7, 2008 (the “Merger Agreement”) that the Company entered into with Vidavee and Silver Stream Corporation, a Delaware corporation and wholly owned subsidiary of the Company (the “Sub”). The total Merger Consideration was approximately $6.6 million, $1.3 million of which was paid prior to the effective date, minus the closing costs.

For further information on the acquisition see Note 14 – Subsequent Events in our Notes to Condensed Consolidated Financial Statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our 2007 Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

Other than as described below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our 2007 Annual Report on Form 10-K.

We Must Overcome Significant Challenges in Integrating Businesses Operations and Product Offerings to Realize the Benefits of our Business Combinations

As part of our overall strategy, we have acquired or invested in, complementary companies, products and technologies. The Company will continue to consider strategic acquisitions. Risks commonly associated with such transactions include:

•	the potential difficulties of integrating international and domestic operations;

•	the potential disruption of our ongoing business and diversion of management resources;

•	the possibility that the business cultures will not be compatible;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to integration of operations;

•	the impairment of relationships with employees and customers as a result of any integration of new personnel;

•	potential unknown liabilities associated with the acquired business and technology;

•	costs and delays in implementing common systems and procedures, including financial accounting systems and customer information systems; and

•	potential inability to retain, integrate and motivate key management, marketing, technical sales and customer support personnel.

•	risks related to remote development operations

•	risks related to adoption of new business models such as software as a service (SAAS), pricing and licensing methods

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2006, the Board of Directors of the Company approved a stock repurchase program of up to $75 million of the Company’s common stock over the following 12 months. On November 2, 2007, the Board of Directors of the Company approved an extension to the stock repurchase program approved on November 12, 2006 authorizing the purchase of up to an additional $75 million of the Company’s common stock over an indefinite period. Purchases are made from time to time as market and business conditions warrant, in the open market, negotiated or block transactions, in accordance with applicable laws, rules and regulations. The table below sets forth the purchases made during the first quarter of fiscal 2008.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under plans or programs (in 000s)
01/01/2008 to 01/31/2008	1,015,822	13.79	1,015,822	47,960
02/01/2008 to 02/29/2008	243,857	14.14	243,857	44,512
03/01/2008 to 03/31/2008	—	—	—	—

Total for fiscal 2008 first quarter	1,259,679	13.86	1,259,679	44,512

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference	Filed/Furnished Herewith
2.1	Vidavee Merger Agreement		X

3.1	Certification of Incorporation of the Registrant	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

3.2	Amendment to Certificate of Incorporation of the Registrant	Company’s definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000

3.3	Bylaws of the Registrant	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant	Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375)

3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation	Company’s Form 8-K filed on June 10, 2005 (File No. 000-25375)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen common stock certificate	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

4.3	Rights Agreement dated April 25, 2002 between the Company and Mellon Investor Services, LLC	Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375)

10.45	Severance Letter Agreement with Michael A. Aviles		X

10.46	Severance Letter Agreement with T. Patrick Kelly		X

10.47	Severance Letter Agreement with Bryce M. Johnson		X

10.48	Severance Letter Agreement with Alex Shootman		X

10.49	Severance Letter Agreement with Somesh Singh		X

31.1	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification to the Securities and Exchange Commission by Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGNETTE CORPORATION

Date: May 7, 2008	/s/ T. Patrick Kelly
T. Patrick Kelly Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)