Form 10-Q
period 2008-06-30
VIGNETTE CORP
filed 2008-08-11
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

As of July 31, 2008, there were 23,781,090 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended June 30, 2008

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

in thousands, except share and per share data

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$90,640	$94,201
Short-term investments	47,332	53,976
Accounts receivable, net of allowance of $1,635 and $2,133, respectively	28,214	37,229
Prepaid expenses and other current assets	7,069	5,336

Total current assets	173,255	190,742
Property and equipment, net	6,323	6,673
Long-term investments	19,603	33,521
Goodwill	121,141	115,808
Other intangible assets, net	14,997	17,500
Other assets	12,539	13,889

Total assets	$347,858	$378,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29,825	$38,155
Deferred revenue	37,005	36,047
Other current liabilities	6,399	4,398

Total current liabilities	73,229	78,600
Long-term liabilities, less current portion	2,644	2,701

Total liabilities	75,873	81,301
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 24,130,059 and 25,797,102 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively (net of treasury shares of 7,098,899 and 5,015,639 as of June 30, 2008 and December 31, 2007, respectively)	241	258
Additional paid-in capital	2,658,104	2,681,677
Accumulated other comprehensive income	3,146	2,701
Retained earnings	(2,389,506)	(2,387,804)

Total shareholders’ equity	271,985	296,832

Total liabilities and shareholders’ equity	$347,858	$378,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Product license	$9,940	$14,637	$19,681	$29,976
Services	35,822	33,381	70,833	65,631

Total revenue	45,762	48,018	90,514	95,607
Cost of revenue:
Product license	538	476	1,012	685
Amortization of acquired technology	1,292	1,254	2,546	2,508
Services	15,702	15,967	31,554	31,987

Total cost of revenue	17,532	17,697	35,112	35,180

Gross profit	28,230	30,321	55,402	60,427
Operating expenses:
Research and development	8,977	7,754	17,376	15,627
Sales and marketing	15,762	15,454	31,135	29,427
General and administrative	4,661	4,784	9,451	9,978
Business restructuring (benefit) charges	(237)	(53)	(239)	(160)
Amortization of intangible assets	832	846	1,649	1,692

Total operating expenses	29,995	28,785	59,372	56,564

Income (loss) from operations	(1,765)	1,536	(3,970)	3,863
Other income, net	1,582	2,634	3,403	5,517

Income (loss) before provision for income taxes	(183)	4,170	(567)	9,380
Provision for income taxes	680	130	1,135	556

Net income (loss)	$(863)	$4,040	$(1,702)	$8,824

Basic net income (loss) per share	$(0.04)	$0.14	$(0.07)	$0.31

Diluted net income (loss) per share	$(0.04)	$0.14	$(0.07)	$0.31

Shares used in computing basic net income (loss) per common share	23,858	28,026	24,115	28,414
Shares used in computing diluted net income (loss) per common share	23,858	28,455	24,115	28,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income (loss)	$(1,702)	$8,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,046	2,018
Amortization of intangible assets	4,195	4,200
Loss (gain) on sale of patent	—	(263)
Loss (gain) on disposal of fixed assets	(47)	(19)
Non-cash compensation expense	2,712	1,762
Non-cash restructuring charges/(benefits)	(239)	(160)
Other non-cash charges/(benefits), net	(197)	(80)
Changes in operating assets and liabilities	2,799	188

Net cash provided by (used in) operating activities	9,567	16,470
Investing activities:
Purchase of property and equipment	(841)	(1,270)
Proceeds from sale of patent	—	300
Maturity of restricted investments	902	810
Purchase of short-term investments	(14,965)	—
Maturity of short-term investments	21,693	25,101
Purchase of long-term investments	(6,624)	(20,936)
Maturity of long-term investments	19,931	—
Proceeds from sale of equity securities	—	222
Purchase of business, net of cash acquired	(6,959)	—
Other	(19)	64

Net cash provided by (used in) investing activities	13,118	4,291
Financing activities:
Payments for treasury shares at cost	(28,335)	(36,020)
Proceeds from issuance of common stock	1,017	2,658

Net cash provided by (used in) financing activities	(27,318)	(33,362)
Effect of exchange rate changes on cash and cash equivalents	1,072	443

Net change in cash and cash equivalents	(3,561)	(12,158)
Cash and cash equivalents at beginning of period	94,201	98,832

Cash and cash equivalents at end of period	$90,640	$86,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2008

NOTE 1 — General and Basis of Financial Statements

Vignette Corporation, along with its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”), provides Web content management, portal, collaboration, integration, interaction management, document and records management, imaging and workflow and video technologies. Our Web content management, portal, collaboration, integration, interaction management, document and records management, imaging and workflow and video technologies give organizations the capability to provide a personalized and highly interactive Web experience that matches the expectations created by high-profile Web properties. In addition to creating high-value interactions through the Web presence, Vignette customers are also able to integrate systems and information from inside and outside the organization; manage the lifecycle of enterprise information; and collaborate by supporting ad-hoc and process-based information sharing. Together, our products and expertise help companies harness the power of their information and the Web to deliver high-value interactions, building communities online and meet users’ demands for any content, at any time, anywhere, on the device of the user’s choosing. The Company was incorporated in Delaware on December 19, 1995. Vignette currently markets its products and services throughout the Americas, Europe, Asia and Australia. The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The results of operations and cash flows for all interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

NOTE 2 — Recent Accounting Pronouncements

In February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” was issued, removing leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. Also in February 2008, FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2) was issued, deferring the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated balance sheet and statement of operations.

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

The Company currently records all changes to a valuation allowance for acquired deferred tax assets or the effect of changes in an acquired tax position that occur after the acquisition date by initially reducing the related goodwill to zero, next by reducing other noncurrent intangible assets related to the acquisition to zero and lastly by reducing income tax expense. However, Statement 141R amends Statement 109 and Interpretation 48 to require the Company to recognize changes to the valuation allowance for an acquired deferred tax asset or the effect of changes to an acquired tax position as adjustments to income tax expense or contributed capital, as appropriate, and not as adjustments to goodwill. This accounting will be required when Statement 141R becomes effective (January 1, 2009 for the Company) and applies to valuation allowances and tax positions related to acquisitions accounted for originally under Statement 141 as well as those accounted for under Statement 141R. The Company has a $21.0 million valuation allowance at December 31, 2007 related to deferred tax assets acquired in business combinations. Any change in the valuation allowance subsequent to December 31, 2008 will be recorded as a reduction of income tax expense rather than as a reduction of goodwill or other noncurrent intangible assets.

Statement 141R amends the goodwill impairment test requirements in Statement 142. For a goodwill impairment test as of a date after the effective date of Statement 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under Statement 141R. This change could affect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of Statement 141R. This accounting will be required when Statement 141R becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under Statement 141 as well as those accounted for under Statement 141R. The Company has $121.1 million of goodwill at June 30, 2008 related to previous business combinations. The Company has not determined what effect, if any, Statement 141R will have on the results of its impairment testing subsequent to December 31, 2008.

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

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability (i.e. default rates, credit risks, loss severities).

3.	Level 3 Inputs – Used to measure fair value assets and liabilities that little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Short-term investments consisted of the following (in thousands):

	Fair Value Hierarchy	June 30, 2008	December 31, 2007
Restricted investments	Level 1	$308	$—
Short-term marketable securities	Level 1	47,024	53,976

Total short-term investments		$47,332	$53,976

The Company held restricted investments in the form of a certificate of deposit placed with high credit quality financial institutions. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. Based on the inputs used to estimate fair values for restricted investments, the Company has determined that our restricted investments are Level 1 in the fair value hierarchy.

Short-term marketable securities are classified as “available-for-sale” and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the periods presented. The Company endeavors to utilize the best available information in measuring fair value. For short-term investments, fair values are based on quoted market prices where available. If quoted market prices are not available, Management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments. Based on the inputs used to estimate fair values for short-term investments, the Company has determined that our short-term marketable securities are Level 1 in the fair value hierarchy.

Short-term marketable securities consist of the following (in thousands):

	June 30, 2008			December 31, 2007
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$11,543	$44	$11,587	$18,567	$74	$18,641
Corporate notes	35,326	111	35,437	35,335	—	35,335

	$46,869	$155	$47,024	$53,902	$74	$53,976

NOTE 4 — Long-term Investments

Long-term investments consisted of the following (in thousands):

	Fair Value Hierarchy	June 30, 2008	December 31, 2007
Restricted investments	Level 1	$4,719	$5,319
Long-term marketable securities	Level 1	13,778	27,096
Limited partnership interest	Level 2	1,106	1,106

Total long-term investments		$19,603	$33,521

The Company held restricted investments in the form of a certificate of deposit and investment grade securities placed with high credit quality financial institutions. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist or until the tax obligations are settled. The average yield of these investments is approximately 3.1%. These investments are recorded at cost, which estimates fair value. Based on the inputs used to estimate fair values for restricted investments, the Company has determined that our restricted investments are Level 1 in the fair value hierarchy.

Long-term marketable securities are classified as “available-for-sale”, have remaining maturities of greater than one year from the balance sheet date (all long-term marketable securities mature in 2009 and 2010) and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the periods presented. For long-term marketable securities, fair values are based on quoted market prices where available. If quoted market prices are not available, Management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments. Based on the inputs used to estimate fair values for long-term marketable securities, the Company has determined that our long-term “available-for sale” securities are Level 1 in the fair value hierarchy.

Long-term marketable securities consist of the following:

	June 30, 2008			December 31, 2007
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$6,535	$(31)	$6,504	$5,109	$4	$5,113
Corporate notes	7,187	87	7,274	21,920	63	21,983

	$13,722	$56	$13,778	$27,029	$67	$27,096

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

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions that reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized no impairment charges during the three and six months ended June 30, 2008 and 2007.

NOTE 5 — Intangible Assets

Intangible assets with indefinite lives

The net goodwill balance of $121.1 million at June 30, 2008 relates to the MicroNets (d/b/a Vidavee) business combination completed in April 2008 (see Note 14 for further details), the Tower Technology business combination completed in March 2004, the Intraspect business combination completed in December 2003 and the Epicentric business combination completed in December 2002.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. There were no indicators of impairment and no impairment charges were recorded in the three and six month periods ended June 30, 2008 and 2007, respectively.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Three Months ended June 30, 2008			Year ended December 31, 2007
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Technology	$78,001	$(68,777)	$9,224	$77,101	$(66,231)	$10,870
Non-compete contracts	2,900	(2,258)	642	2,200	(2,142)	58
Customer relationships/contracts	23,491	(18,360)	5,131	23,400	(16,828)	6,572
Trademarks	800	(800)	—	800	(800)	—
Capitalized research and development	700	(700)	—	700	(700)	—

Total	$105,892	$(90,895)	$14,997	$104,201	$(86,701)	$17,500

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from one to six years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three months ended June 30, 2008 and 2007 was $2.1 million. Total amortization expense for the six months ended June 30, 2008 and 2007 was $4.2 million. Of these totals, $0.8 million was recorded as “Amortization of intangible assets” in operating expenses for the three months ended June 30, 2008 and 2007. The remaining $1.3 million for the three months ended June 30, 2008 and 2007 was recorded as a cost of revenue. For the six months ended June 30, 2008 and 2007, respectively, $1.6 million and $1.7 million was recorded as “Amortization of intangible assets” in operating expenses. The remaining $2.6 million and $2.5 million for the six months ended June 30, 2008 and 2007 was recorded as cost of revenue.

Estimated annual amortization expense (in thousands) for the remaining six months (remaining period) ending December 31, 2008 and the remaining amortization period is as follows:

For the remaining period ending December 31, 2008	$4,358
For the year ending December 31, 2009	8,655
For the year ending December 31, 2010	1,683
For the year ending December 31, 2011	225
For the year ending December 31, 2012	76

Total remaining amortization	$14,997

NOTE 6 — Current Liabilities

Current liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Accounts payable and accrued expenses:
Accounts payable	$6,302	$7,507
Accrued employee liabilities	11,635	13,660
Accrued treasury stock liability	276	1,291
Accrued restructuring charges	853	1,555
Accrued professional fees	4,193	3,490
Accrued sales and marketing expenses	894	1,258
Accrued other charges	5,672	9,394

Total accounts payable and accrued expenses	$29,825	$38,155
Deferred revenue	$37,005	$36,047
Other Current Liabilities:
Accrued income taxes	4,034	2,659
Accrued other taxes	2,365	1,739

Total other current liabilities	$6,399	$4,398

	$73,229	$78,600

NOTE 7 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Accrued restructuring charges, net of current portion	$1,559	$1,843
Deferred revenue, less current portion	1,085	858

	$2,644	$2,701

NOTE 8 — Shareholders’ Equity

Stock-based compensation

The Company recognized $1.6 million in the quarter ended June 30, 2008, for stock based compensation. This expense includes $0.6 million for stock options, $0.9 million for restricted stock awards, and $0.1 million for the employee stock purchase plan (ESPP). The Company recognized $2.7 million in the six months ended June 30, 2008, for stock based compensation. The expense includes $1.1 million for stock options, $1.4 million for restricted stock awards, and $0.2 million for the employee stock purchase plan. The tables below present the costs recorded related to stock based compensation and the effect of stock based compensation on earnings per share for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue – services	$130	$81	$220	$101
Research and development	273	129	450	197
Sales and marketing	259	214	365	320
General and administrative	940	606	1,678	1,144

Total stock based compensation	$1,602	$1,030	$2,713	$1,762

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Effect of stock based compensation on earnings per share
Basic	$0.07	$0.04	$0.12	$0.06

Diluted	$0.07	$0.04	$0.12	$0.06

Actual compensation cost for the three and six months ended June 30, 2008 has been recognized using the fair value method as required by Statement 123R and has been included in the determination of net income and net income per share.

Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions, for stock options and the ESPP granted in the three months ended June 30, 2008 and 2007, respectively:

	Employee Stock Options		Employee Stock Purchase Plan
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Risk-free interest rate	2.82%	4.71%	2.09%	5.09%
Weighted average expected term of options (years)	4.3	4.0	0.8	0.8
Dividend rate	0.0%	0.0%	0.0%	0.0%
Assumed Volatility	46%	51%	47%	37%
Weighted average grant date fair value of options granted:	$4.78	$8.15	$4.12	$5.29

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

The following table summarizes stock option activity and related information through June 30, 2008.

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Term	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Term	Aggregate Intrinsic Value
Outstanding at beginning of period	2,272,057	$20.69			2,388,178	$20.93
Granted	854,096	11.80			905,096	11.93
Exercised	(24,775)	11.47			(49,123)	11.20
Forfeited	(85,805)	32.88			(228,578)	27.37

Outstanding at end of period	3,015,573	17.90	4.16	$667,378	3,015,573	17.90	4.16	$667,378
Exercisable at end of period	1,422,497	22.22	3.84	$483,149	1,422,497	22.22	3.84	$438,149

As of June 30, 2008, the estimated unamortized cost for outstanding stock options is approximately $8.2 million. The estimated unamortized cost is net of estimated forfeitures used in computing compensation expense. The Company expects to recognize that expense over a weighted average period of approximately 1.6 years. The aggregate intrinsic value of stock options exercised for the three and six months ended June 30, 2008 was approximately $0.1 million.

The following table summarizes restricted stock activity and related information through June 30, 2008.

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Shares	Weighted Average Grant Date Fair Value	Grant Date Aggregate Intrinsic Value (in 000s)	Shares	Weighted Average Grant Date Fair Value	Grant Date Aggregate Intrinsic Value (in 000s)
Outstanding at beginning of period	432,461	$16.79	$7,262	437,461	$16.96	$7,418
Granted	357,646	11.89	4,252	373,146	11.94	4,457
Vested	(15,786)	19.00	(300)	(15,786)	19.00	(300)
Forfeited	(5,250)	15.37	(81)	(25,750)	17.17	(442)

Outstanding and unvested at end of period	769,071	$14.48	$11,133	769,071	$14.48	$11,133

Share repurchase program

On November 12, 2006, the Board of Directors of the Company approved a stock repurchase program of up to $75 million of the Company’s common stock over the following 12 months. In November 2007, the Company announced an extension to its share repurchase program approving the repurchase of up to an additional $75 million of its common stock over an indefinite period. During the quarter, the Company purchased an additional 797,581 shares of common stock on the open market at an average price of $12.37. As of the end of the quarter, the Company had purchased a total of 7,072,899 shares at an average price of $16.31 since the share repurchase program commenced. The Company paid cash of approximately $115.1 million under these repurchase programs as of June 30, 2008. The Company uses the cost method to account for treasury stock.

NOTE 9 — Comprehensive Income

Comprehensive income (loss) is included as a component of shareholders’ equity and includes net income (loss) and other non-owner related charges in equity not included in net income (loss). As of June 30, 2008 and 2007, the Company’s comprehensive income (loss) is composed of (i) net income (loss), (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(863)	$4,040	$(1,702)	$8,824
Net change in foreign currency translation adjustments	75	77	375	151
Net change in unrealized gain (loss) on investments	(269)	(31)	70	(39)

Total comprehensive income (loss)	$(1,057)	$4,086	$(1,257)	$8,936

NOTE 10 — Other Income, net

Other income and expense for the three and six month periods ended June 30, 2008 and 2007, respectively were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income	$1,486	$2,465	$3,208	$5,297
Other income	96	169	195	220

	$1,582	$2,634	$3,403	$5,517

Interest income decreased in the three and six months ended June 30, 2008 as compared to the same period in 2007 due to lower cash levels attributable to the share repurchase program and the Vidavee acquisition coupled with lower interest rates.

NOTE 11 — Income Taxes

Income tax expense for the quarter consists primarily of estimated withholding taxes, income taxes due in certain foreign jurisdictions and the alternative minimum tax in the United States. Income tax expense amounts (in thousands) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Provision for income taxes	$680	$130	$1,135	$556

The Company’s estimated effective tax rate and associated provision for income taxes for the three and six months ended June 30, 2008 are based on an estimate of consolidated earnings before taxes for fiscal 2008. The estimated effective tax rate is impacted primarily by non-deductible amortization of purchased intangible assets, the worldwide mix of estimated consolidated earnings before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.

In the quarter ended December 31, 2007, we released $9.8 million of the valuation allowance we had recorded against our net deferred tax asset based on the determination that it was more likely than not that a part of the benefit related to the net operating loss carryforward will be realized. Approximately $7.4 million of the benefit from release of the valuation allowance was recorded as a benefit to our income tax provision and the remaining $2.4 million related to assets of acquired companies and was recorded as a reduction of goodwill. In concluding that releasing part of the valuation allowance was appropriate, we considered such factors as our operating history and our ability, based on a projection, to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years. We have provided a valuation allowance against the remainder of our net deferred tax asset, including all net operating loss, research and development credit, and capital loss carryforwards based on the determination that it is more likely than not that the benefit related to such assets will not be realized. Our accounting for deferred taxes under SFAS 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that the valuation allowance is appropriate, we have considered such factors as our history of incurring operating losses and our ability to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years.

Based on the Company’s operating plan, we anticipate utilizing Federal net operating loss carryforwards and other deferred tax assets to offset projected U.S. Federal taxable income. A portion of the net operating loss and other deferred tax assets expected to be utilized is related to an entity for which there is purchase accounting goodwill recognized on the consolidated balance sheet. Until the adoption of Statement 141R, the initial recognition of the tax benefit attributable to this portion of the net operating loss and other deferred tax assets is being recognized as a reduction to the balance of goodwill, rather than as a benefit to provision for income taxes.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. As a result of the implementation, the Company did not recognize any change in the liability for unrecognized tax benefit and accordingly recorded no adjustment to the January 1, 2007 balance of retained earnings. As of January 1, 2008, the balance of unrecognized tax benefits was approximately $10.8 million. Included in this amount is approximately $2.0 million of unrecognized tax benefits, which if recognized, would reduce the effective tax rate. The remaining approximately $8.8 million of unrecognized tax benefits are attributed to tax carryforwards that, if recognized, upon adoption, would not affect the effective tax rate because the recognition of the associated deferred tax asset would be offset by a change in the valuation allowance.

The Company accrues and recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

With few exceptions, the Company and all of its major filing subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

Further, an immaterial amount of interest was accrued on the outstanding unrecognized tax benefits as of June 30, 2008. This brings the June 30, 2008 balance of unrecognized tax benefits to approximately $10.9 million. Included in this amount is approximately $2.0 million of unrecognized tax benefits, which if recognized, would reduce the effective tax rate. It is reasonably possible that within 12 months of June 30, 2008 the balance of unrecognized tax benefits could increase by up to $0.3 million or decrease by up to $0.6 million due to the following:

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

NOTE 12 — Earnings Per Share

Basic net income (loss) per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. Diluted earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, shares to be purchased under the employee stock purchase plan, and unvested restricted stock is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options and restricted stock (RSA). Additionally, the exercise of common stock options and the vesting of restricted stock can increase shares outstanding and has a dilutive effect on earnings per share. The Company excludes outstanding stock options from the computation of diluted earnings per share when such inclusion would be anti-dilutive. The Company excluded 2.8 million and 2.7 million outstanding stock options for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007 the Company excluded 0.7 million outstanding stock options.

For the three and six months ended June 30, 2008, diluted net loss per share is presented at the basic net loss per share amount as the effect of the assumed RSA vesting, stock option exercises and ESPP purchases are anti-dilutive. For the three and six months ended June 30, 2008 the Company had in-the-money outstanding RSA grants and common stock options of 185,670 and 202,423, respectively. Such outstanding in-the-money RSA grants and common stock options have been excluded from the calculation of diluted net loss per share, as the effect of their exercise would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007, respectively (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(863)	$4,040	$(1,702)	$8,824
Denominator:
Weighted Average Shares Outstanding:
Weighted-average shares outstanding, excluding unvested restricted stock	23,858	28,026	24,115	28,414
Stock options, ESPP, and restricted shares	—	429	—	432

Diluted	23,858	28,455	24,115	28,846

Earnings per common share:
Basic	$(0.04)	$0.14	$(0.07)	$0.31
Diluted	$(0.04)	$0.14	$(0.07)	$0.31

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

Contractual Obligations

The table below summarizes our significant contractual obligations (in thousands) at June 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as liabilities.

	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$15,971	$5,098	$6,686	$1,882	$2,305
Operating sublease income	(2,548)	(1,067)	(1,303)	(178)	—

Net operating lease obligations	$13,423	$4,031	$5,383	$1,704	$2,305
Third party royalty obligations	2,193	2,092	77	24	—

The expected timing of payment of the obligations detailed above is estimated based on current information. Timing of payments and actual amounts paid may differ from our estimates.

Lease Commitments

The Company leases its office facilities and various equipment under operating lease agreements having expiration dates through 2017. The Company has operating leases for facilities with escalating rents. Pursuant to SFAS 13 – Accounting for Leases , the Company recognizes rent expense on a straight-line basis over the lease term. Rent expense, excluding vacated properties, was $1.0 million and $0.8 million for the three months ended June 30, 2008 and 2007, respectively. Rent expense, excluding vacated properties, was $1.9 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively. Estimated future rents receivable from signed sublease agreements are $2.5 million through 2011. Future minimum payments as of June 30, 2008 under our lease obligations, including operating lease commitments for all vacated properties, are included in the table above (in thousands).

Third Party Royalty Obligations

The Company’s business practice, in part, is to resell bundled or un-bundled third party software. All of our resell items are based on OEM agreements signed between the third party and Vignette having expiration dates through 2013. Pursuant to SFAS 5 – Accounting for Contingencies , the Company recognizes the expenses and their associated liabilities related to these agreements as the costs are incurred. Future minimum third party royalty obligation as of June 30, 2008 under our current OEM agreements, are included in the table above (in thousands).

Product warranties

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically, such costs have not been material.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

NOTE 14 — Business Combinations

Acquisition of MicroNets, Inc. (d/b/a “Vidavee”)

On April 22, 2008, the Company completed its acquisition of all of the issued and outstanding stock of MicroNets, Inc. (d/b/a “Vidavee”). The purchase consideration was approximately $6.5 million (excluding transaction costs). The Company’s consolidated financial statements include Vidavee’s financial position and results of operations for the period subsequent to April 22, 2008.

Vidavee is a Web services company that enables Web publishers to easily upload, share, analyze and monetize Internet video content. The strategic acquisition and integration of Vidavee’s advanced video publishing technology will provide video management and publishing capabilities to help advertisers and publishers generate new traffic, improve customer engagement and increase revenues.

In accordance with SFAS 141, Business Combinations, the total purchase consideration of $7.0 million, including transaction costs of $0.5 million, has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of $5.3 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for income tax purposes.

The following unaudited condensed consolidated balance sheet data presents the fair value of the assets acquired and liabilities assumed on the date of acquisition (in thousands):

Tangible Assets:
Cash and cash equivalents	68
Accounts receivable, net of allowance of $98	92
Prepaid expenses and other current assets	15
Property and equipment	829
Other assets	207

Total tangible assets	1,211
Intangible assets:
Technology (4 year useful life)	900
Customer contracts (1 year useful life)	91
Non-compete (2 year useful life)	700
In-process research and development	—

Total intangible assets subject to amortization	1,691
Goodwill	5,333

Total assets acquired	8,235
Liabilities assumed:
Accounts payable and accrued expenses	(1,014)
Deferred revenue	(116)
Long-term liabilities	(77)

Total liabilities assumed	(1,207)
Net assets acquired	7,028

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

Overview

Vignette develops and sells software for managing and delivering business content. Our software products, which fall into various standard industry categories, including Web content management, portal, collaboration, integration and interaction management, document and records management, imaging and workflow and video, enable organizations to build, manage and deploy information-based applications. Vignette’s software helps organizations improve their interactions with key audiences, including customers, prospects, employees, partners, patients and citizens, by making it possible for them to deliver online experiences that support their larger business goals. We place particular emphasis on supporting online experiences that are personal, social, transactional and ubiquitous. Our early content management and delivery tools laid the groundwork for some of the Web’s most influential and popular sites. Today, our award-winning solutions continue to power some of the world’s most prominent online brands and enable organizations to have more meaningful interactions with all of their important constituencies.

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

Vignette Community Services is an enterprise-class social computing and online community solution that leverages user generated content and supports popular new ways to deliver the compelling user experiences that can help you engage and connect with your demanding online audiences. Vignette Community Services enables Web 2.0 tools including ratings, reviews, commenting and tagging of content in a single offering that can be added to virtually any Web site.

Vignette Media solutions provide the foundation to manage the full spectrum of content, from Web content to rich media assets and video. Vignette Media solutions include Vignette Video Services, a collection of video management and delivery capabilities offered via a SaaS model offering organizations the opportunity to reduce the cost and complexity of deploying video to Web, mobile, podcast and IPTV end points. Rich Media Services provides capabilities for Media Editors to upload, manage, transcode and deliver video assets which can be used to create rich consumer experiences across any device.

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

Overview of Second Quarter Results

The Company reported total revenues of $45.8 million for the three months ended June 30, 2008 versus $48.0 million of total revenues for the three months ended June 30, 2007 or a decrease of 4.7% over the same period last year.

More specifically, license revenues were $9.9 million in the second quarter of 2008 compared to $14.7 million for the second quarter of 2007, a decrease of 32.1%. Maintenance and support revenues of $21.5 million in the second quarter of 2008 were up 4.5% from the $20.5 million for the second quarter of 2007. Professional services revenues of $14.2 million in the second quarter of 2008 were up 10.9% from $12.8 million as compared to the same period in 2007. International revenue comprised 44% and 39% of total revenue for the quarters ended June 30, 2008 and 2007, respectively. No single customer accounted for more than 10% of our quarterly revenues.

We generated a $1.8 million operating loss in the second quarter of 2008 compared to operating income of $1.5 million in the second quarter of 2007. The decrease was due to lower license revenue in the period and an increase in operating expenses due to increased investments in research and development and incremental expenses in sales and marketing due to significant attrition in the first quarter of 2007. Net loss for the period was $0.9 million which was a 121.4% decline over the $4.0 million net income in the second quarter of 2007. The net loss is due to lower license revenue in the period coupled with higher operating expenses and lower other income.

Total expenses, including both cost of revenue and operating expenses, were $47.5 million and $46.5 million for the three months ended June 30, 2008 and 2007, respectively. This is a $1.0 million or 2.2% increase in the second quarter of 2008 versus the second quarter of 2007. The increase is a combination of higher operating expenses of $1.2 million offset slightly by lower cost of revenue of $0.2 million. Research and development costs were higher by $1.2 million in line with the Company’s plan to increase investments for product innovations and enhancements to existing products. Sales and marketing expenses increased by $0.3 million due to higher headcount related expenses as the Company experienced significant attrition in this area in the first quarter of 2007. General and administrative expenses were lower by $0.1 million due to lower professional services fees compared to the same period in the prior year. The Company received a restructuring benefit during the second quarter of 2008 of $0.2 million related to the expiration of some of its lease obligations.

Total cash and short-term investments decreased by $22.7 million during the quarter to $138.0 million as of June 30, 2008. The net decrease is the result of cash used in operating activities of approximately $0.5 million, $9.6 million of cash used to repurchase shares of the Company’s common stock, $7.0 million of cash used for the Vidavee acquisition, $6.6 million of cash used to purchase long-term investments, offset by $0.7 of cash generated from the sale of some of our restricted investments during the second quarter of 2008. We have no debt outstanding.

Our headcount at June 30, 2008 was 687, an increase of 20 from 667 at December 31, 2007 and an increase of 23 from 664 at June 30, 2007. The increase is primarily due to additional research and development headcount acquired as part of the Vidavee acquisition.

Forward-looking Information

During our second quarter 2008 financial results conference call on July 24, 2008, we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended September 30, 2008.

For the third quarter of 2008, we project total revenue to be between $43 million and $48 million, with license revenue accounting for approximately 20% to 27% of total revenue and services accounting for the remainder.

We project a gross margin of 58% to 62%.

In terms of operating expenses, we project research and development to be approximately 17% to 20% of revenue, sales and marketing to be approximately 32% to 34% of revenue, and general and administrative to be approximately 11% to 12% of revenue.

Third quarter GAAP net income is currently projected to be between a loss of $0.21 and a loss of $0.07 per share on a fully diluted basis, assuming 23.4 million shares outstanding.

We are rationalizing some of our investments and anticipate re-allocation and adjustment of resources consistent with the Company’s long-term license revenue growth objectives. We expect these re-allocations and adjustments will result in special charges of $2.5 to $3 million in Q3. Those costs are reflected in the projected Third Quarter GAAP net income figures shown above.

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

Revenue allocated to product license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant remaining obligations with regard to implementation are outstanding and collection of a fixed or determinable fee is reasonably assured. We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable and such amounts are recognized as revenue as they become due. If collectibility is not considered reasonably assured, revenue is recognized when the fee is collected. For software arrangements where we are obligated to perform professional services for implementation of the product, we evaluate whether delivery has occurred upon shipment of software or upon completion of services and if the customer payment is reasonably assured. This evaluation is made based on various factors such as the nature of the services work, order type (e.g. initial vs. follow-on), customer’s payment history, etc. In the instances where delivery is deemed not to have occurred upon shipment based on the aforementioned factors, license revenue is recognized when we have no significant remaining obligations with regard to the implementation.

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

Tax contingencies are provided for in accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”). Although we believe that we have appropriate support for the positions taken on our tax filings across all of the jurisdictions in which we operate, we must evaluate potential uncertainties and record a liability for our best estimate of the probable loss on these positions. We believe that our accruals related to such uncertainties are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. However, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities, necessitating a material adjustment to our income tax provision, net income, or cash flows in the period or periods in which such determination is made. The balance of unrecognized tax benefits was $10.9 million and $10.7 million at June 30, 2008 and December 31, 2007, respectively.

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

Valuation of goodwill and identifiable intangible assets. The Company applies Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), in accounting for the valuation of goodwill and identifiable intangible assets. In accordance with Statement 142, we perform a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The events and circumstances the Company considers include significant changes in the business climate, legal factors, operating performance indicators and competition. In addition, the Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. As required by Statement 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment by comparing the fair value of the Company with its carrying amount, including goodwill. To determine the Company’s fair value, the Company employs a market capitalization approach, comparing the net book value of the Company to its market capitalization. If, under the first step, an, impairment is indicated, a second step is employed to measure the impairment. This step compares the implied fair value of the goodwill with the carrying amount of the goodwill. The implied fair value of goodwill is determined based on a variety of valuation techniques including present value and earnings or revenue multiples.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Product license	22%	30%	22%	31%
Services	78	70	78	69

Total revenue	100	100	100	100
Cost of revenue:
Product license	1	1	1	1
Amortization of acquired technology	3	3	3	3
Services	34	33	35	33

Total cost of revenue	38	37	39	37

Gross profit	62	63	61	63
Operating expenses:
Research and development	20	16	19	16
Sales and marketing	35	32	35	31
General and administrative	10	10	10	10
Business restructuring charges (benefits)	(1)	—	—	—
Amortization of intangible assets	2	2	2	2

Total operating expenses	66	60	66	59

Income (loss) from operations	(4)	3	(5)	4
Other income, net	4	6	4	6

Income (loss) before provision for income taxes	—	9	(1)	10
Provision for (benefit from) income taxes	2	1	1	1

Net income (loss)	(2)%	8%	(2)%	9%

Comparison of the three and six months ended June, 2008 to the three and six months ended June 30, 2007 (in thousands except percentages)

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	fluctuation	2008	2007	fluctuation
Product license	$9,940	$14,637	(32.1)%	$19,681	$29,976	(34.3)%
Services revenue:
Subscription services	118	—	—%	137	—	—%
Maintenance and support	21,460	20,540	4.5%	41,793	39,926	4.7%
Professional services	14,244	12,841	10.9%	28,903	25,705	12.4%

Total services revenue	35,822	33,381	7.3%	70,833	65,631	7.9%

Total revenue	$45,762	$48,018	(4.7)%	$90,514	$95,607	(5.3)%

Total revenue decreased 4.7% in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Total revenue decreased 5.3% in the six months ended June 30, 2008 as compared to the same period in 2007. The decrease is primarily due to reduced product license revenue.

Product license. Product license revenue decreased 32.1% and 34.3% during the three and six months ended June 30, 2008, respectively, as compared to the same period last year. The Company attributes the decline in license revenue to a number of factors including a challenging economic environment and a need to improve sales and marketing effectiveness.

Services. Total services revenue increased 7.3% and 7.9% during the three and six months ended June 30, 2008 as compared to the same period last year. The increase is attributable to strong performance from both the maintenance and support and professional services organizations.

During the comparative three and six months ended June 30, 2008 and 2007, no single customer accounted for more than 10% of our total revenues. International revenue was $20.2 million and $18.9 million, or 44% and 39% of total revenues in the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, respectively, international revenue was $38.5 million and $35.2 million, or 42% and 37% of total revenues.

Cost of Revenue

Cost of revenue consists of the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing maintenance and support and professional services.

Cost of revenue amounts and percentages are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	fluctuation	2008	2007	fluctuation
Product license	$538	$476	13.0%	$1,012	$685	47.8%
Amortization of acquired technology	1,292	1,254	3.0%	2,546	2,508	1.5%
Cost of services revenue:
Subscription services	111	—	—%	125	—	—%
Maintenance and support	3,299	3,287	0.4%	6,598	6,397	3.1%
Professional services	12,292	12,680	(3.1)%	24,831	25,590	(3.0)%

Total cost of services revenue	15,702	15,967	(1.7)%	31,554	31,987	(1.4)%

Total cost of revenue	17,532	17,697	(0.9)%	35,112	35,180	(0.2)%

Gross profit	$28,230	$30,321	(6.9)%	$55,402	$60,427	(8.3)%

As a percentage of sales, gross profit represented 62% and 63% for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, gross profit represented 61% and 63% of sales, respectively. The decline in gross profit on a percentage basis and in absolute dollars for both periods is primarily driven by the decrease in license revenues in 2008 offset slightly by improved margins in our professional services organization.

Operating expenses

Operating expense amounts and percentages are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	fluctuation	2008	2007	fluctuation
Research and development	$8,977	$7,754	15.8%	$17,376	$15,627	11.2%
Sales and marketing	15,762	15,454	2.0%	31,135	29,427	5.8%
General and administrative	4,661	4,784	(2.6)%	9,451	9,978	(5.3)%
Business restructuring charges (benefits)	(237)	(53)	346.8%	(239)	(160)	49.4%
Amortization of intangible assets	832	846	(1.7)%	1,649	1,692	(2.5)%

Total operating expenses	$29,995	$28,785	4.2%	$59,372	$56,564	5.0%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased 15.8% and 11.2% in the three and six months ended June 30, 2008 compared to the same period in 2007. The quarter-over-quarter and year-over-year increases are due to increased investments in product innovations and enhancements to existing products in order to drive long-term license revenue growth and increased headcount costs following the Vidavee acquisition during Q2 2008.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, as well as bad debt charges. Sales and marketing expenses increased 2.0% and 5.8% in the three and six months ended June 30, 2008. The increase in sales and marketing expenses is primarily headcount related as the Company lost a number of sales and marketing personnel through attrition during the first quarter of 2007. We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period due to seasonality, sales cycles, the timing of new product releases, entry into new market areas, investment in marketing efforts, and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, legal, accounting, facilities, and information technology. General and administrative expenses decreased 2.6% and 5.3% in the three and six months ended June 30, 2008. The decrease is due to lower professional services fees. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on seasonality, sales cycles, regulatory requirements, legal proceedings and fees paid to outside professional service providers.

Business restructuring charges (benefits). Business restructuring charges (benefits) consist primarily of adjustments to facility lease commitments, of which the remaining maximum lease commitment extends out to 2011. Business restructuring benefits increased 346.8% and 49.4% in the three and six months ended June 30, 2008 due to the expiration of a lease obligation. There can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change should one, or more, of the Company’s subtenants default on their executed lease agreement with the Company or actual operating expenses differ from current estimates.

Amortization of intangible assets. Amortization of intangible assets includes amortization of customer relationships and non-compete contracts. Intangible amortization expense decreased 1.7% and 2.5% in the three and six months ended June 30, 2008 (excluding amortization expenses related to acquired technology) as compared to the same periods last year. This decrease relates to the decline in amortization expense for assets assumed from the Tower Technology acquisition as assets with shorter useful lives become fully amortized. Amortization expense is recorded ratably over the estimated useful lives of the intangible assets, which range from one to six years.

Stock based compensation

The company records stock based compensation in the appropriate functional expense categories, which are Cost of revenue – services, Research and development, Sales and marketing, and General and administrative. Under Statement 123R the Company records expense for stock compensation based on the grant date fair value. The Company determines grant date fair value for stock options and the ESPP using the Black-Scholes option pricing model. The fair value for restricted stock awards (RSAs) is generally equal to their intrinsic value at the date of grant. For the three months ended June 30, 2008, the Company recorded $0.6 million for stock options, $0.9 million for restricted stock awards, and $0.1 million for the employee stock purchase plan. For the six months ended June 30, 2008, the Company recorded $1.1 million for stock options, $1.4 million for restricted stock awards, and $0.2 million for the employee stock purchase plan. Prior to the adoption of Statement 123R the Company did not record any expense for stock options with zero intrinsic value or the ESPP.

See the attribution of stock compensation expense to its appropriate cost categories at Note 8 – Shareholders’ Equity in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	June 30, 2008	December 31, 2007
Cash, cash equivalents and short-term investments	$137,972	$148,177
Working capital	$100,026	$112,142
Current ratio	2.4:1	2.4:1
Days of sales outstanding – for the quarter ended	56	64

At June 30, 2008 we had $138.0 million in cash, cash equivalents and short-term investments and no debt. We generally invest cash exceeding our operating requirements in short-term or long-term, investment-grade securities and classify these investments as available-for-sale. The Company did not hold any auction rate securities as of June 30, 2008 or December 31, 2007.

Net cash provided by operating activities was $9.6 million and $16.5 million during the first six months of 2008 and 2007, respectively. The decrease in cash from operations reflects a $10.5 decrease in net income offset by a $1.0 million increase in non-cash compensation expense and a $2.6 million increase in cash due to changes in operating assets and liabilities.

Net cash provided by investing activities was $13.1 million during the first six months of 2008, as compared to net cash provided by investing activities of $4.3 million during the same period in 2007. The increase in investing inflows is primarily due to the maturity of investments, the proceeds from which have been used to purchase shares of the Company’s common stock as part of our stock repurchase program and were also used for the Vidavee acquisition in the second quarter of 2008 (for further information on the Vidavee acquisition, which occurred during the second quarter of 2008, see Note 14 – Business Combinations in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference). We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in securities to maximize investment yields while preserving cash flow for operational purposes and acquisition of intellectual property or complementary businesses to expand our market share.

Net cash used in financing activities was $27.3 million for the first six months of 2008 as compared to net cash used in financing activities of $33.4 million during the same period in 2007. Our financing activities consisted of purchases of our common stock in the open market in accordance with our stock repurchase program and proceeds from issuing shares to meet the requirements of employee stock option exercises and the employee stock purchase plan. During the first six months of 2008 the Company experienced a decrease in the exercise of vested stock options due to low or negative intrinsic values of stock options currently outstanding. Total cash received for the first six months of 2008 for stock option exercises and the employee stock purchase plan was $1.0 million as compared to $2.7 million during the same period in 2007. This decrease, coupled with payments of $28.3 million for treasury shares in the first six months of 2008 vs. $36.0 million in the same period in 2007 led to a decrease in financing outflows when compared to the first six months of 2007.

Our working capital remained fairly flat from December 31, 2007 to June 30, 2008 primarily due to a $10.2 million decline in cash and a $9.0 million decline in accounts receivable during the six months ended June 30, 2008, while accounts payable and accrued expenses decreased $8.3 million during the same period. The decline in accounts payable and accrued expenses is primarily attributable to accrued employee liabilities, specifically accrued commissions and accrued bonus, which were significantly lower in the first half of 2008 due to poor license revenue in the first six months of 2008.

We expect to fund our operations, capital expenditures and investments from internally generated funds and existing cash and investments. We believe that our existing balances will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months.

Contractual Obligations

See the contractual obligations as of June 30, 2008 at Note 13 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed under the heading “ Quantitative and Qualitative Disclosures About Market Risk “ in Item  7A of our 2007 Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our 2007 Annual Report on Form 10-K

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

The table below sets forth the purchases made during the second quarter of fiscal 2008.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under plans or programs (in 000s)
04/01/2008 to 04/30/2008	50,000	$12.00	50,000	$43,912
05/01/2008 to 05/31/2008	363,276	12.35	363,276	39,426
06/01/2008 to 06/30/2008	384,305	12.43	384,305	34,649

Total for fiscal 2008 second quarter	797,581	$12.37	797,581	$34,649

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on May 23, 2008, the following matters were considered and voted upon:

(a)	The election of two directors to serve until the 2011 Annual Meeting or until a successor(s) has been duly elected and qualified, as follows:

	Votes For	Votes Withheld
Henry T. DeNero	22,067,898	588,145
Jeffrey S. Hawn	22,067,284	588,759

(b)	To ratify the appointment of Grant Thornton LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2008, as follows:

For	Against	Abstain
22,564,883	18,103	73,055

Based on these voting results, each of the directors nominated was elected and the appointment of Grant Thornton was ratified.

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

VIGNETTE CORPORATION

Date: August 11, 2008	/s/ T. Patrick Kelly
T. Patrick Kelly Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)