Form 10-Q
period 2008-09-30
VIGNETTE CORP
filed 2008-11-07
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

As of October 31, 2008, there were 23,755,565 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended September 30, 2008

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

in thousands, except share and per share data

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$107,507	$94,201
Short-term investments	36,267	53,976
Accounts receivable, net of allowance of $580 and $2,133, respectively	28,053	37,229
Prepaid expenses and other current assets	6,614	5,336

Total current assets	178,441	190,742
Property and equipment, net	6,695	6,673
Long-term investments	5,811	33,521
Goodwill	121,141	115,808
Other intangible assets, net	12,818	17,500
Other assets	12,473	13,889

Total assets	$337,379	$378,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29,991	$38,155
Deferred revenue	35,683	36,047
Other current liabilities	4,855	4,398

Total current liabilities	70,529	78,600
Long-term liabilities, less current portion	2,535	2,701

Total liabilities	73,064	81,301
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 23,770,382 and 25,797,102 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively (net of treasury shares of 7,510,886 and 5,015,639 as of September 30, 2008 and December 31, 2007, respectively)	238	258
Additional paid-in capital	2,655,408	2,681,677
Accumulated other comprehensive income	2,520	2,701
Retained earnings	(2,393,851)	(2,387,804)

Total shareholders’ equity	264,315	296,832

Total liabilities and shareholders’ equity	$337,379	$378,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product license	$7,633	$8,038	$27,314	$38,014
Services	34,243	35,509	105,076	101,140

Total revenue	41,876	43,547	132,390	139,154
Cost of revenue:
Product license	328	428	1,340	1,113
Amortization of acquired technology	1,310	1,254	3,856	3,762
Services	14,682	14,338	46,236	46,325

Total cost of revenue	16,320	16,020	51,432	51,200

Gross profit	25,556	27,527	80,958	87,954
Operating expenses:
Research and development	8,356	7,318	25,732	22,945
Sales and marketing	14,039	14,064	45,174	43,491
General and administrative	4,804	4,833	14,255	14,811
Business restructuring (benefit) charges	2,625	43	2,386	(117)
Amortization of intangible assets	869	846	2,518	2,538

Total operating expenses	30,693	27,104	90,065	83,668

Income (loss) from operations	(5,137)	423	(9,107)	4,286
Other income, net	792	2,894	4,195	8,411

Income (loss) before provision for income taxes	(4,345)	3,317	(4,912)	12,697
Provision for income taxes	—	274	1,135	830

Net income (loss)	$(4,345)	$3,043	$(6,047)	$11,867

Basic net income (loss) per share	$(0.19)	$0.11	$(0.25)	$0.42

Diluted net income (loss) per share	$(0.19)	$0.11	$(0.25)	$0.42

Shares used in computing basic net income (loss) per common share	23,074	27,155	23,768	27,988
Shares used in computing diluted net income (loss) per common share	23,074	27,429	23,768	28,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income (loss)	$(6,047)	$11,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,138	2,963
Amortization of intangible assets	6,374	6,300
Loss (gain) on sale of patent	(100)	(263)
Loss (gain) on disposal of fixed assets	(48)	(18)
Non-cash compensation expense	4,566	2,939
Non-cash restructuring charges/(benefits)	1,233	(117)
Other non-cash charges/(benefits), net	257	139
Changes in operating assets and liabilities	(353)	952

Net cash provided by (used in) operating activities	9,020	24,762
Investing activities:
Purchase of property and equipment	(1,580)	(2,204)
Proceeds from sale of patent	100	300
Maturity of restricted investments	902	810
Purchase of short-term investments	(21,965)	—
Maturity of short-term investments	39,593	74,469
Purchase of long-term investments	(6,624)	(20,937)
Maturity of long-term investments	33,653	2,420
Proceeds from sale of equity securities	—	222
Purchase of business, net of cash acquired	(6,959)	—
Other	(45)	32

Net cash provided by (used in) investing activities	37,075	55,112
Financing activities:
Payments for treasury shares at cost	(33,451)	(51,032)
Proceeds from issuance of common stock	1,304	3,727

Net cash provided by (used in) financing activities	(32,147)	(47,305)
Effect of exchange rate changes on cash and cash equivalents	(642)	1,125

Net change in cash and cash equivalents	13,306	33,694
Cash and cash equivalents at beginning of period	94,201	98,832

Cash and cash equivalents at end of period	$107,507	$132,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2008

NOTE 1 — General and Basis of Financial Statements

Vignette Corporation, along with its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”), provides Web content management, portal, collaboration, integration, interaction management, document and records management, imaging and workflow and video technologies. Our Web content management, portal, collaboration, integration, interaction management, document and records management, imaging and workflow and video technologies give organizations the capability to provide a personalized and highly interactive Web experience that matches the expectations created by high-profile Web properties. In addition to creating high-value interactions through the Web presence, Vignette customers are also able to integrate systems and information from inside and outside the organization; manage the lifecycle of enterprise information; and collaborate by supporting ad-hoc and process-based information sharing. Together, our products and expertise help companies harness the power of their information and the Web to deliver high-value interactions, building communities online and meet users’ demands for any content, at anytime, anywhere, on the device of the user’s choosing. The Company was incorporated in Delaware on December 19, 1995. Vignette currently markets its products and services throughout the Americas, Europe, Asia and Australia. The unaudited interim condensed consolidated financial statements include the accounts of Vignette Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 — Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removing leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. Also in February 2008, FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP FAS 157-2) was issued, deferring the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated balance sheet and statement of operations.

In December 2007, the Financial Accounting Standards Board issued Statement 141 (revised 2007), Business Combinations (Statement 141R) to change how an entity accounts for the acquisition of a business. When effective, Statement 141R will replace existing Statement 141 in its entirety, will amend Statement 109 and Interpretation 48 and will also amend the goodwill impairment test requirements in Statement 142. Statement 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited.

The Company currently records all changes to a valuation allowance for acquired deferred tax assets or the effect of changes in an acquired tax position that occur after the acquisition date by initially reducing the related goodwill to zero, next by reducing other noncurrent intangible assets related to the acquisition to zero and lastly by reducing income tax expense. However, Statement 141R amends Statement 109 and Interpretation 48 to require the Company to recognize changes to the valuation allowance for an acquired deferred tax asset or the effect of changes to an acquired tax position as adjustments to income tax expense or contributed capital, as appropriate, and not as adjustments to goodwill. This accounting will be required when Statement 141R becomes effective (January 1, 2009 for the Company) and applies to valuation allowances and tax positions related to acquisitions accounted for originally under Statement 141 as well as those accounted for under Statement 141R. The Company had a $21.0 million valuation allowance at December 31, 2007 related to deferred tax assets acquired in business combinations. Any change in the valuation allowance subsequent to December 31, 2008 will be recorded as an adjustment to income tax expense rather than as an adjustment to goodwill or other noncurrent intangible assets.

Statement 141R amends the goodwill impairment test requirements in Statement 142. For a goodwill impairment test as of a date after the effective date of Statement 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under Statement 141R. This change could affect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of Statement 141R. This accounting will be required when Statement 141R becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under Statement 141 as well as those accounted for under Statement 141R. The Company has $121.1 million of goodwill at September 30, 2008 related to previous business combinations. The Company has not determined what effect, if any, Statement 141R will have on the results of its impairment testing subsequent to December 31, 2008.

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

Short-term investments consist of a restricted investment, and marketable securities that have remaining maturities of less than one year from the balance sheet date, excluding cash equivalents as described above.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability (i.e. default rates, credit risks, loss severities).

3.	Level 3 Inputs – Used to measure fair value assets and liabilities that little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Short-term investments consisted of the following (in thousands):

	Fair Value Hierarchy	September 30, 2008	December 31, 2007
Restricted investments	Level 1	$268	$—
Short-term marketable securities	Level 1	35,999	53,976

Total short-term investments		$36,267	$53,976

The Company holds restricted investments in the form of a certificate of deposit placed with high credit quality financial institutions. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. Based on the inputs used to estimate fair values for restricted investments, the Company has determined that our restricted investments are Level 1 in the fair value hierarchy.

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

	September 30, 2008			December 31, 2007
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$2,934	$2	$2,936	$18,567	$74	$18,641
Corporate notes	33,094	(31)	33,063	35,335	—	35,335

	$36,028	$(29)	$35,999	$53,902	$74	$53,976

NOTE 4 — Long-term Investments

Long-term investments consisted of the following (in thousands):

	Fair Value Hierarchy	September 30, 2008	December 31, 2007
Restricted investments	Level 1	$4,705	$5,319
Long-term marketable securities	Level 1	—	27,096
Limited partnership interest	N/A	1,106	1,106

Total long-term investments		$5,811	$33,521

The Company holds restricted investments in the form of a certificate of deposit and investment grade securities placed with high credit quality financial institutions. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist or until the tax obligations are settled. The average yield of these investments is approximately 2.83%. These investments are recorded at cost, which estimates fair value. Based on the inputs used to estimate fair values for restricted investments, the Company has determined that our restricted investments are Level 1 in the fair value hierarchy.

Long-term marketable securities are classified as “available-for-sale”, have remaining maturities of greater than one year from the balance sheet date and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the periods presented. For long-term marketable securities, fair values are based on quoted market prices where available. If quoted market prices are not available, Management estimates fair value by using a composite of quoted market prices of companies that are comparable in size and industry classification to the Company’s non-public investments. Based on the inputs used to estimate fair values for long-term marketable securities, the Company has determined that our long-term “available-for sale” securities are Level 1 in the fair value hierarchy.

Long-term marketable securities consist of the following:

	September 30, 2008			December 31, 2007
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$—	$—	$—	$5,109	$4	$5,113
Corporate notes	—	—	—	21,920	63	21,983

	$—	$—	$—	$27,029	$67	$27,096

The Company holds a less than 20% interest in, and does not exert significant influence over, a limited partnership interest in a technology incubator. The Company, therefore, applies the cost method.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions that reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized no impairment charges during the three and nine months ended September 30, 2008 and 2007.

NOTE 5 — Intangible Assets

Intangible assets with indefinite lives

The net goodwill balance of $121.1 million at September 30, 2008 relates to the MicroNets (d/b/a Vidavee) business combination completed in April 2008, the Tower Technology business combination completed in March 2004, the Intraspect business combination completed in December 2003 and the Epicentric business combination completed in December 2002.

In accordance with Statement 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by Statement 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment by comparing the fair value of the Company with its carrying amount, including goodwill. To determine the Company’s fair value, the Company employs a market capitalization approach, comparing the net book value of the Company to its market capitalization. If, under the first step, an, impairment is indicated, a second step is performed which applies additional valuation techniques to determine if there is an impairment and how much the impairment would be. This step compares the implied fair value of the goodwill with the carrying amount of the goodwill. The implied fair value of goodwill is determined based on a variety of valuation techniques including present value and earnings or revenue multiples. As of October 1, 2008, after completing the first step of the annual impairment test, a potential impairment is indicated as the Company’s net book value is greater than its market capitalization. As such, the Company is in the process of performing Step 2 to measure the impairment amount, if any.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Three Months ended September 30, 2008			Year ended December 31, 2007
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Technology	$78,001	$(70,087)	$7,914	$77,101	$(66,231)	$10,870
Non-compete contracts	2,900	(2,346)	554	2,200	(2,142)	58
Customer relationships/contracts	23,491	(19,141)	4,350	23,400	(16,828)	6,572
Trademarks	800	(800)	—	800	(800)	—
Capitalized research and development	700	(700)	—	700	(700)	—

Total	$105,892	$(93,074)	$12,818	$104,201	$(86,701)	$17,500

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from one to six years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three months ended September 30, 2008 and 2007 was $2.2 million and $2.1 million. Total amortization expense for the nine months ended September 30, 2008 and 2007 was $6.4 million and $6.3 million. Of these totals, $0.9 million and $0.8 million was recorded as “Amortization of intangible assets” in operating expenses for the three months ended September 30, 2008 and 2007. The remaining $1.3 million for the three months ended September 30, 2008 and 2007 was recorded as a cost of revenue. For the nine months ended September 30, 2008 and 2007, $2.5 million was recorded as “Amortization of intangible assets” in operating expenses. The remaining $3.9 million and $3.8 million for the nine months ended September 30, 2008 and 2007 was recorded as cost of revenue.

Estimated annual amortization expense (in thousands) for the remaining three months (remaining period) ending December 31, 2008 and the remaining amortization period is as follows:

For the remaining period ending December 31, 2008	$2,179
For the year ending December 31, 2009	8,655
For the year ending December 31, 2010	1,683
For the year ending December 31, 2011	225
For the year ending December 31, 2012	76

Total remaining amortization	$12,818

NOTE 6 — Current Liabilities

Current liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Accounts payable and accrued expenses:
Accounts payable	$5,434	$7,507
Accrued employee liabilities	11,299	13,660
Accrued treasury stock liability	—	1,291
Accrued restructuring charges	2,191	1,555
Accrued professional fees	4,502	3,490
Accrued sales and marketing expenses	1,147	1,258
Accrued other charges	5,418	9,394

Total accounts payable and accrued expenses	$29,991	$38,155
Deferred revenue	$35,683	$36,047
Other current liabilities:
Accrued income taxes	3,538	2,659
Accrued other taxes	1,317	1,739

Total other current liabilities	$4,855	$4,398

	$70,529	$78,600

NOTE 7 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Accrued restructuring charges, net of current portion	$1,338	$1,843
Deferred revenue, less current portion	1,197	858

	$2,535	$2,701

NOTE 8 — Shareholders’ Equity

Stock-based compensation

The Company recognized $1.9 million in the quarter ended September 30, 2008, for stock based compensation. This expense includes $0.8 million for stock options, $1 million for restricted stock awards, and $0.1 million for the employee stock purchase plan (ESPP). The Company recognized $4.6 million in the nine months ended September 30, 2008, for stock based compensation. The expense includes $1.9 million for stock options, $2.4 million for restricted stock awards, and $0.3 million for the employee stock purchase plan. The tables below present the costs recorded related to stock based compensation and the effect of stock based compensation on earnings per share for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue – services	$158	$94	$378	$195
Research and development	306	156	756	353
Sales and marketing	397	270	762	590
General and administrative	993	657	2,671	1,801

Total stock based compensation	$1,854	$1,177	$4,567	$2,939

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Effect of stock based compensation on earnings per share
Basic	$0.08	$0.04	$0.19	$0.10

Diluted	$0.08	$0.04	$0.19	$0.10

Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions, for stock options and the ESPP granted in the three months ended September 30, 2008 and 2007, respectively:

	Employee Stock Options		Employee Stock Purchase Plan
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Risk-free interest rate	—	4.42%	2.08%	4.47%
Weighted average expected term of options (years)	—	4.0	0.75	0.75
Dividend rate	—	0.0%	0.0%	0.0%
Assumed Volatility	—	49%	41.2%	34%
Weighted average grant date fair value of options granted:	—	$8.27	$3.11	$5.54

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

The following table summarizes stock option activity and related information through September 30, 2008.

	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Term	Aggregate Intrinsic Value (in 000s)	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Term	Aggregate Intrinsic Value (in 000s)
Outstanding at beginning of period	3,015,573	$17.90			2,388,178	$20.93
Granted	—	$—			905,096	$11.93
Exercised	(5,395)	$10.28			(54,518)	$11.11
Forfeited	(46,000)	$23.15			(274,578)	$26.30

Outstanding at end of period	2,964,178	$17.83	5.4	$289	2,964,178	$17.83	5.4	$289
Exercisable at end of period	1,463,592	$21.90	3.8	$289	1,463,592	$21.90	3.8	$289

As of September 30, 2008, the estimated unamortized cost for outstanding stock options is approximately $7.5 million. The estimated unamortized cost is net of estimated forfeitures used in computing compensation expense. The Company expects to recognize that expense over a weighted average period of approximately 1.5 years. The aggregate intrinsic value of stock options exercised for the three and nine months ended September 30, 2008 was approximately $0.01 million and $0.1 million, respectively.

The following table summarizes restricted stock activity and related information through September 30, 2008.

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Shares	Weighted Average Grant Date Fair Value	Grant Date Aggregate Intrinsic Value (in 000s)	Shares	Weighted Average Grant Date Fair Value	Grant Date Aggregate Intrinsic Value (in 000s)
Outstanding at beginning of period	769,071	$14.48	$11,133	437,461	$16.96	$7,418
Granted	10,000	$12.53	$125	383,146	$11.96	$4,582
Vested	(43,177)	$18.49	$(798)	(58,963)	$18.63	$(1,098)
Forfeited	(6,585)	$15.02	$(99)	(32,335)	$16.73	$(541)

Outstanding and unvested at end of period	729,309	$14.21	$10,361	729,309	$14.21	$10,361

Share repurchase program

On November 12, 2006, the Board of Directors of the Company approved a stock repurchase program of up to $75 million of the Company’s common stock over the following 12 months. In November 2007, the Company announced an extension to its share repurchase program approving the repurchase of up to an additional $75 million of its common stock over an indefinite period. During the quarter, the Company purchased an additional 396,177 shares of common stock on the open market at an average price of $12.22. As of the end of the quarter, the Company had purchased a total of 7,469,076 shares at an average price of $16.09 since the share repurchase program commenced. The Company paid cash of approximately $120.2 million under these repurchase programs as of September 30, 2008. The Company uses the cost method to account for treasury stock.

NOTE 9 — Comprehensive Income

Comprehensive income (loss) is included as a component of shareholders’ equity and includes net income (loss) and other non-owner related charges in equity not included in net income (loss). As of September 30, 2008 and 2007, the Company’s comprehensive income (loss) is composed of (i) net income (loss), (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(4,345)	$3,043	$(6,047)	$11,867
Net change in foreign currency translation adjustments	(385)	111	(10)	262
Net change in unrealized gain (loss) on investments	(241)	72	(171)	33

Total comprehensive income (loss)	$(4,971)	$3,226	$(6,228)	$12,162

NOTE 10 — Other Income, net

Other income and expense for the three and nine month periods ended September 30, 2008 and 2007, respectively were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income	$1,127	$2,570	$4,335	$7,868
Other income (loss)	(335)	324	(140)	543

	$792	$2,894	$4,195	$8,411

Interest income decreased in the three and nine months ended September 30, 2008 as compared to the same period in 2007 due to lower cash levels attributable to the share repurchase program and the Vidavee acquisition coupled with lower interest rates. Other income decreased in the three and nine months ended September 2008, as compared to the same period in 2007, due to the strengthening of the US dollar throughout the third quarter of 2008 and the resulting foreign currency losses driven from the Company’s foreign operations.

NOTE 11 — Income Taxes

Income tax expense consists primarily of estimated withholding taxes, income taxes due in certain foreign jurisdictions and the alternative minimum tax in the United States. Income tax expense amounts (in thousands) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Provision for income taxes	$—	$274	$1,135	$830

The Company’s estimated effective tax rate and associated provision for income taxes for the three and nine months ended September 30, 2008 are based on an estimate of consolidated earnings before taxes for fiscal 2008. The estimated effective tax rate is impacted primarily by non-deductible amortization of purchased intangible assets, the worldwide mix of estimated consolidated earnings before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.

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

Based on the Company’s operating plan, we anticipate utilizing Federal net operating loss carryforwards and other deferred tax assets to offset projected U.S. Federal taxable income. A portion of the net operating loss and other deferred tax assets expected to be utilized is related to entities for which there is purchase accounting goodwill recognized on the consolidated balance sheet. Until the adoption of Statement 141R, the initial recognition of the tax benefit attributable to this portion of the net operating loss and other deferred tax assets is being recognized as a reduction to the balance of goodwill, rather than as a benefit to provision for income taxes.

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

Further, an immaterial amount of interest was accrued on the outstanding unrecognized tax benefits as of September 30, 2008. This brings the September 30, 2008 balance of unrecognized tax benefits to approximately $10.9 million. Included in this amount is approximately $2.0 million of unrecognized tax benefits, which if recognized, would reduce the effective tax rate. It is reasonably possible that within 12 months of September 30, 2008 the balance of unrecognized tax benefits could increase by up to $0.2 million or decrease by up to $0.3 million due to the following:

i)	lapse of statute of limitation, or settlement with the relevant tax authority, for tax filings in several foreign jurisdictions whose transfer pricing arrangements might be subject to adjustment;

ii)	a ruling from the Indian court of appeals on the Company’s protest of a tax assessment; and

iii)	lapse of statute of limitation in the United Kingdom regarding deduction of interest paid to the U.S. parent company.

NOTE 12 — Earnings Per Share

Basic net income (loss) per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. Diluted earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, shares to be purchased under the employee stock purchase plan, and unvested restricted stock is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options and restricted stock (RSA). Additionally, the exercise of common stock options and the vesting of restricted stock can increase shares outstanding and has a dilutive effect on earnings per share. The Company excludes outstanding stock options from the computation of diluted earnings per share when such inclusion would be anti-dilutive. The Company excluded 2.8 million and 2.4 million outstanding out-of-the-money stock options for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007 the Company excluded 0.6 million and 0.7 million out-of-the-money outstanding stock options, respectively.

For the three and nine months ended September 30, 2008, diluted net loss per share is presented at the basic net loss per share amount as the effect of the assumed RSA vesting, stock option exercises and ESPP purchases are anti-dilutive. For the three and nine months ended September 30, 2008 the Company had in-the-money outstanding RSA grants and common stock options of 265,369 and 206,926, respectively. Such outstanding in-the-money RSA grants and common stock options have been excluded from the calculation of diluted net loss per share, as the effect of their exercise would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(4,345)	$3,043	$(6,047)	$11,867
Denominator:
Weighted Average Shares Outstanding:
Weighted-average shares outstanding, excluding unvested restricted stock	23,074	27,155	23,768	27,988
Stock options, ESPP, and restricted shares	—	274	—	298

Diluted	23,074	27,429	23,768	28,286

Earnings per common share:
Basic	$(0.19)	$0.11	$(0.25)	$0.42
Diluted	$(0.19)	$0.11	$(0.25)	$0.42

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, the plaintiffs’ motion for class certification was withdrawn, without prejudice. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. The Company is unable to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period. The Company will continue to defend itself vigorously against this lawsuit.

Litigation and Other Claims

We are also subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows.

Contractual Obligations

The table below summarizes our significant contractual obligations (in thousands) at September 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as liabilities.

	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$13,479	$4,350	$5,764	$1,334	$2,031
Operating sublease income	(2,250)	(1,026)	(1,153)	(71)	—

Net operating lease obligations	$11,229	$3,324	$4,611	$1,263	$2,031
Third party royalty obligations	1,384	1,283	77	24	—

The expected timing of payment of the obligations detailed above is estimated based on current information. Timing of payments and actual amounts paid may differ from our estimates.

Lease Commitments

The Company leases its office facilities and various equipment under operating lease agreements having expiration dates through 2017. The Company has operating leases for facilities with escalating rents. Pursuant to SFAS 13 – Accounting for Leases, the Company recognizes rent expense on a straight-line basis over the lease term. Rent expense, excluding vacated properties, was $0.9 million and $1 million for the three months ended September 30, 2008 and 2007, respectively. Rent expense, excluding vacated properties, was $2.8 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively. Estimated future rents receivable from signed sublease agreements are $2.3 million through 2011. Future minimum payments as of September 30, 2008 under our lease obligations, including operating lease commitments for all vacated properties, are included in the table above (in thousands).

Third Party Royalty Obligations

The Company’s business practice, in part, is to resell bundled or un-bundled third party software. All of our resell items are based on OEM agreements signed between the third party and Vignette having expiration dates through 2013. Pursuant to SFAS 5 – Accounting for Contingencies, the Company recognizes the expenses and their associated liabilities related to these agreements as the costs are incurred. Future minimum third party royalty obligation as of September 30, 2008 under our current OEM agreements, are included in the table above (in thousands).

Product warranties

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically, such costs have not been material.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The following unaudited condensed consolidated balance sheet data presents the fair value of the assets acquired and liabilities assumed on the date of acquisition (in thousands):

Tangible Assets:
Cash and cash equivalents	$68
Accounts receivable	92
Prepaid expenses and other current assets	15
Property and equipment	829
Other assets	207

Total tangible assets	$1,211
Intangible assets:
Technology (4 year useful life)	$900
Customer contracts (1 year useful life)	91
Non-compete (2 year useful life)	700
In-process research and development	—

Total intangible assets subject to amortization	$1,691
Goodwill	5,333

Total assets acquired	$8,235
Liabilities assumed:
Accounts payable and accrued expenses	$(1,014)
Deferred revenue	(116)
Long-term liabilities	(77)

Total liabilities assumed	$(1,207)
Net assets acquired	$7,028

NOTE 15 — Business Restructuring

In the third quarter of 2008, the Company implemented a restructuring plan to reallocate certain employee related investments. Components of business restructuring charges and the remaining restructuring accruals as of September 30, 2008 are as follows (in thousands):

	Facility Lease Commitments	Employee Separation and Other Costs	Total
Balance at June 30, 2008	$2,411	$—	$2,411
Effect of Q3 2008 restructuring plan	—	2,599	2,599
Adjustment to accrual	26	—	26
Cash activity	(375)	(1,132)	(1,507)
Non-cash activity	—	—	—

Balance at September 30, 2008	$2,062	$1,467	$3,529
Less: current portion	724	1,467	2,191
Accrued restructuring costs, less current portion			$1,338

Consolidation of Excess Facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of various restructuring plans implemented between 2001 to 2004. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees, or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage commissions, legal fees, repairs, restoration costs and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could differ from these estimates in the near term and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas; New York City, New York; and Boston, Massachusetts. The maximum lease commitment of such vacated properties extends through November 2011.

Employee Separation and Other Costs

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges together with a $1 million contract termination fee associated with an amended vendor agreement executed during the quarter, which allows the Company to solicit for hire personnel who are currently performing subcontractor services (refer to the 8-K filed on August 28, 2008). As a result of the restructuring activities, the Company severed approximately 44 employees during the third quarter of 2008. Employee groups impacted by the restructuring efforts include personnel in the sales, marketing, and engineering functions.

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

Overview of Third Quarter Results

The Company reported total revenues of $41.9 million for the three months ended September 30, 2008 versus $43.5 million of total revenues for the three months ended September 30, 2007 or a decrease of 3.8% over the same period last year.

More specifically, license revenues were $7.6 million in the third quarter of 2008 compared to $8.0 million for the third quarter of 2007, a decrease of 5%. Maintenance and support revenues of $20.4 million in the third quarter of 2008 were down 6.5% from the $21.8 million for the third quarter of 2007. Professional services revenues of $13.7 million in the third quarter of 2008 were down 0.6% from $13.7 million as compared to the same period in 2007. Revenue from our subscription services counted for the remainder of our total revenue. International revenue comprised 39% and 35% of total revenue for the quarters ended September 30, 2008 and 2007, respectively and no single customer accounted for more than 10% of our quarterly revenues.

Total expenses, including both cost of revenue and operating expenses, were $47.0 million and $43.1 million for the three months ended September 30, 2008 and 2007, respectively. This is a $3.9 million or 9% increase in the third quarter of 2008 versus the third quarter of 2007. The increase is a combination of higher operating expenses of $3.6 million and slightly higher cost of revenue of $0.3 million. The Company incurred restructuring charges during the third quarter of 2008 of $2.6 million related to employee severance costs as part of a restructuring plan (refer to footnote 15 for further information) and termination fees associated with an amended vendor agreement executed during the third quarter of 2008 (refer to the 8-K filed on August 28, 2008). Research and development costs were higher by $1.0 million in line with the Company’s plan to increase investment in product innovation and enhancement.

The movements in revenues and expenses outlined above resulted in a $5.1 million operating loss in the third quarter of 2008 compared to operating income of $0.4 million in the third quarter of 2007. Other income for the three months ended September 30, 2008 was down due to the strengthening of the US dollar throughout the third quarter of 2008 and the resulting foreign currency losses driven from the Company’s foreign operations. The third quarter of 2008 resulted in a loss before provision for income taxes of $4.3 million compared to income before provision for income taxes of $3.3 million in the third quarter of 2007. For the third quarter of 2008, no tax provision was necessary given our estimated tax rate and associated provision for income taxes is based on the estimate of consolidated earnings before taxes for fiscal 2008. As a result, net loss for the third quarter of 2008 was $4.3 million compared to net income of $3.0 million in the same period last year.

Total cash and short-term investments increased by $5.8 million during the quarter to $143.8 million as of September 30, 2008. The net increase is the result of $13.7 million of long term investments maturing into cash and short investments, offset by $5.0 million of cash used to repurchase shares of the Company’s common stock, $0.7 million of cash used for capital expenditures, and a $1.7 million decline in cash due to revaluation of cash balances held in foreign denominated currencies.

Our headcount at September 30, 2008 was 667 compared to 667 at December 31, 2007 and a decrease of 20 from 687 at June 30, 2008. The decrease is primarily due to the restructuring activity undertaken during the quarter.

Forward-looking Information

During our third quarter 2008 financial results conference call on October 30, 2008, we provided the following forward-looking information. Such information is current as of that date and relates to the quarter ended December 31, 2008.

For the fourth quarter of 2008, we project total revenue to be between $42 million and $47 million, with license revenue accounting for approximately 23% to 29% of total revenue and services accounting for the remainder.

We project a gross margin of 62% to 65%.

In terms of operating expenses, we project research and development to be approximately 17% to 20% of revenue, sales and marketing to be approximately 36% to 40% of revenue, and general and administrative to be approximately 9% to 11% of revenue.

Fourth quarter GAAP net income is currently projected to be between a loss of ($0.15) and a loss of ($0.01) per share on a fully diluted basis, assuming 23.5 million shares outstanding.

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

We will seek to improve direct and indirect sales channel productivity. We will strive to encourage cross-functional team selling through enhanced team realignment around customer accounts and regions and meet market-specific needs for designated solution areas through specialized teams with subject-matter expertise in areas such as imaging and workflow, next generation web presence and collaborative records and document management. We will continue to focus on the indirect channel as a means to better distribute and expose our software and solutions to the marketplace. We will also continue to focus on realizing efficiencies and cost-savings across our business.

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

Revenue allocated to product license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant remaining obligations with regard to implementation are outstanding and collection of a fixed or determinable fee is reasonably assured. We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable and such amounts are recognized as revenue as they become due. If collectibility is not considered reasonably assured, revenue is recognized when the fee is collected. For software arrangements where we are obligated to perform professional services for implementation of the product, we evaluate whether delivery has occurred upon shipment of software or upon completion of services and if the customer payment is reasonably assured. This evaluation is made based on various factors such as the nature of the services work, order type (e.g. initial vs. follow-on), customer’s payment history, etc. In the instances where delivery is deemed not to have occurred upon shipment based on the aforementioned factors, license revenue is recognized as our obligations under the implementation are met.

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

Tax contingencies are provided for in accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”). Although we believe that we have appropriate support for the positions taken on our tax filings across all of the jurisdictions in which we operate, we must evaluate potential uncertainties and record a liability for our best estimate of the probable loss on these positions. We believe that our accruals related to such uncertainties are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. However, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities, necessitating a material adjustment to our income tax provision, net income, or cash flows in the period or periods in which such determination is made. The balance of unrecognized tax benefits was $10.9 million and $10.8 million at September 30, 2008 and December 31, 2007, respectively.

Estimating business restructuring accruals. We vacated excess leased facilities as a result of the restructuring plan we initiated in 2001 and subsequently expanded in 2002, 2003 and 2004. We recorded an accrual for the remaining lease liabilities of such vacated properties as well as brokerage commissions, partially offset by estimated sublease income. We estimated the costs of these excess leased facilities, including estimated costs to sublease and sublease income, based on market information and trend analysis. We continually assess our real estate portfolio and may vacate or occupy other leased space as dictated by our analysis. Actual results could differ from these estimates. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments if one, or more, of the Company’s subtenants default on their executed lease agreement(s) with the Company. In addition, actual operating expenses could differ from current estimates. In the third quarter of 2008, we recorded an accrual as a result of the implementation of a restructuring plan to reallocate certain employee related investments. The actual costs of the plan could differ from the estimates used to record the accrual.

Valuation of goodwill and identifiable intangible assets. The Company applies Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), in accounting for the valuation of goodwill and identifiable intangible assets. In accordance with Statement 142, we perform a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The events and circumstances the Company considers include significant changes in the business climate, legal factors, operating performance indicators and competition. In addition, the Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. As required by Statement 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment by comparing the fair value of the Company with its carrying amount, including goodwill. To determine the Company’s fair value, the Company employs a market capitalization approach, comparing the net book value of the Company to its market capitalization. If, under the first step, an, impairment is indicated, a second step is performed which applies additional valuation techniques to determine if there is an impairment and how much the impairment would be. This step compares the implied fair value of the goodwill with the carrying amount of the goodwill. The implied fair value of goodwill is determined based on a variety of valuation techniques including present value and earnings or revenue multiples.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product license	18%	18%	21%	27%
Services	82	81	79	73

Total revenue	100	100	100	100
Cost of revenue:
Product license	1	1	1	1
Amortization of acquired technology	3	3	3	3
Services	35	33	35	33

Total cost of revenue	39	37	39	37

Gross profit	61	63	61	63
Operating expenses:
Research and development	20	17	19	16
Sales and marketing	34	32	34	31
General and administrative	11	11	11	11
Business restructuring charges (benefits)	6	—	2	—
Amortization of intangible assets	2	2	2	2

Total operating expenses	73	62	68	60

Income (loss) from operations	(12)	1	(7)	3
Other income, net	2	7	3	6

Income (loss) before provision for income taxes	(10)	8	(4)	9
Provision for (benefit from) income taxes	—	1	1	1

Net income (loss)	(10)%	7%	(5)%	8%

Comparison of the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2007 (in thousands except percentages)

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	fluctuation	2008	2007	fluctuation
Product license	$7,633	$8,038	(5)%	$27,314	$38,014	(28)%
Services revenue:
Subscription services	224	—	—%	361	—	—%
Maintenance and support	20,363	21,772	(7)%	62,155	61,698	1%
Professional services	13,656	13,737	(1)%	42,560	39,442	8%

Total services revenue	34,243	35,509	(4)%	105,076	101,140	4%

Total revenue	$41,876	$43,547	(4)%	$132,390	$139,154	(5)%

Total revenue decreased 4% in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Total revenue decreased 5% in the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease is primarily due to reduced product license revenue.

Product license. Product license revenue decreased 5% and 28% during the three and nine months ended September 30, 2008, respectively, as compared to the same period last year. The Company attributes the decline in license revenue to a number of factors including a challenging economic environment and a need to improve sales and marketing effectiveness.

Services. Total services revenue decreased 4% and increased 4% during the three and nine months ended September 30, 2008 as compared to the same period last year. Revenue for the three months ended September 30, 2007 benefited from a significant one-time collection of back maintenance. The increase for the nine months ended September 30, 2008 is attributable to strong performance from both the maintenance and support and professional services organizations.

During the comparative three and nine months ended September 30, 2008 and 2007, no single customer accounted for more than 10% of our total revenues. International revenue was $16.3 million and $15.2 million, or 39% and 35% of total revenues in the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, respectively, international revenue was $54.8 million and $50.5 million, or 41% and 36% of total revenues.

Cost of Revenue

Cost of revenue consists of the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology, and personnel and other expenses related to providing subscription services, maintenance and support, and professional services.

Cost of revenue amounts and percentages are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	fluctuation	2008	2007	fluctuation
Product license	$328	$428	(23)%	$1,340	$1,113	20%
Amortization of acquired technology	1,310	1,254	5%	3,856	3,762	3%
Cost of services revenue:
Subscription services	318	—	—%	443	—	—%
Maintenance and support	3,073	3,182	(3)%	9,671	9,578	1%
Professional services	11,291	11,156	1%	36,122	36,747	(2)%

Total cost of services revenue	14,682	14,338	2%	46,236	46,325	—%

Total cost of revenue	16,320	16,020	2%	51,432	51,200	1%

Gross profit	$25,556	$27,527	(7)%	$80,958	$87,954	(8)%

As a percentage of sales, gross profit represented 61% and 63% for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, gross profit represented 61% and 63% of sales, respectively. The decline in gross profit on a percentage basis and in absolute dollars for both periods is primarily driven by the decrease in high margin license revenues in 2008.

Operating expenses

Operating expense amounts and percentages are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	fluctuation	2008	2007	fluctuation
Research and development	$8,356	$7,318	14%	$25,732	$22,945	12%
Sales and marketing	14,039	14,064	(—)%	45,174	43,491	4%
General and administrative	4,804	4,833	(1)%	14,255	14,811	(4)%
Business restructuring charges (benefits)	2,625	43	6074%	2,386	(117)	2136%
Amortization of intangible assets	869	846	3%	2,518	2,538	(1)%

Total operating expenses	$30,693	$27,104	13.2%	$90,065	$83,668	8%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased 14% and 12% in the three and nine months ended September 30, 2008 compared to the same period in 2007. The quarter-over-quarter and year-over-year increases are due to increased investment in product innovation and enhancement in order to drive long-term license revenue growth coupled with increased headcount costs following the Vidavee acquisition during Q2 2008.

Software development costs that were eligible for capitalization in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were insignificant during the periods presented. Accordingly, such development costs have been expensed in the period incurred.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales, marketing and customer care personnel, as well as bad debt charges. Sales and marketing expenses decreased 0.2% and increased 4% in the three and nine months ended September 30, 2008. Expenses were flat for the three months ended September 30, 2008, but increased for the nine months ended September 30, 2008 primarily as a result of headcount related expenses as the Company lost a number of sales and marketing personnel through attrition during the first quarter of 2007. We expect sales and marketing expenses to continue to fluctuate as a percentage of total revenue from period to period due to seasonality, sales cycles, the timing of new product releases, entry into new market areas, investment in marketing efforts, and the timing of domestic and international conferences and trade shows.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, legal, accounting, facilities, and information technology. General and administrative expenses decreased 1% and 4% in the three and nine months ended September 30, 2008. The decrease is due to lower professional services fees. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on seasonality, sales cycles, regulatory requirements, legal proceedings and fees paid to outside professional service providers.

Business restructuring charges (benefits). Business restructuring charges (benefits) consist primarily of costs relating to a restructuring plan that took place during the third quarter of 2008, including $1.6 million in employee severance costs together with a $1 million contract termination fee associated with an amended vendor agreement executed during the quarter (refer to the 8-K filed on August 28, 2008) – for further information regarding the Q3 2008 restructuring activities refer to footnote 15. The charge taken in the third quarter of 2008 also contains small adjustments to facility lease commitments of which the remaining maximum lease commitment extends out to 2011. There can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change should one, or more, of the Company’s subtenants default on their executed lease agreement with the Company or actual operating expenses differ from current estimates.

Amortization of intangible assets. Amortization of intangible assets includes amortization of customer relationships and non-compete contracts. Intangible amortization expense increased 3% and decreased 1% in the three and nine months ended September 30, 2008 (excluding amortization expenses related to acquired technology) as compared to the same periods last year. The increase in Q3 2008 relates to the amortization expense for assets assumed from the Vidavee acquisition. The decrease for the nine months ended September 30, 2008 is as a result of certain estimated useful lives coming to an end during the period. Amortization expense is recorded ratably over the estimated useful lives of the intangible assets, which range from one to six years.

Stock based compensation

The company records stock based compensation in the appropriate functional expense categories, which are Cost of revenue – services, Research and development, Sales and marketing, and General and administrative. Under Statement 123R the Company records expense for stock compensation based on the grant date fair value. The Company determines grant date fair value for stock options and the ESPP using the Black-Scholes option pricing model. The fair value for restricted stock awards (RSAs) is generally equal to their intrinsic value at the date of grant. For the three months ended September 30, 2008, the Company recorded $0.8 million for stock options, $1 million for restricted stock awards, and $0.1 million for the employee stock purchase plan. For the nine months ended September 30, 2008, the Company recorded $1.9 million for stock options, $2.4 million for restricted stock awards, and $0.3 million for the employee stock purchase plan.

See the attribution of stock compensation expense to its appropriate cost categories at Note 8 – Shareholders’ Equity in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	September 30, 2008	December 31, 2007
Cash, cash equivalents and short-term investments	$143,774	$148,177
Working capital	$107,912	$112,142
Current ratio	2.5:1	2.4:1
Days of sales outstanding – for the quarter ended	61	64

At September 30, 2008 we had $143.8 million in cash, cash equivalents and short-term investments and no debt. We generally invest cash exceeding our operating requirements in short-term or long-term, investment-grade securities and classify these investments as available-for-sale. The Company did not hold any auction rate securities as of September 30, 2008 or December 31, 2007.

Net cash provided by operating activities was $9.0 million and $24.8 million during the first nine months of 2008 and 2007, respectively. The decrease in cash from operations reflects a $17.9 million decrease in net income offset by a $1.6 million increase in cash due to an increase in non-cash compensation expense and a $1.3 million increase in cash due to an increase in non-cash restructuring expense and a $1.3 million decrease in cash due to changes in operating assets and liabilities.

Net cash provided by investing activities was $37.1 million during the first nine months of 2008, as compared to net cash provided by investing activities of $55.1 million during the same period in 2007. The decrease in investing inflows is driven by a move in 2007 to hold more of our cash in shorter term assets coupled with the Vidavee acquisition in the second quarter of 2008. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in securities to maximize investment yields while preserving cash flow for operational purposes and acquisition of intellectual property or complementary businesses to expand our market share.

Net cash used in financing activities was $32.1 million for the first nine months of 2008 as compared to net cash used in financing activities of $47.3 million during the same period in 2007. Our financing activities consisted of purchases of our common stock in the open market in accordance with our stock repurchase program and proceeds from issuing shares to meet the requirements of employee stock option exercises and the employee stock purchase plan. The decrease in net cash used in financing activities in 2008 is the result of a $17.6 million decline in share repurchase activity year over year, offset slightly by a $2.4 million year over year decrease in proceeds received from the issuance of common stock.

Our working capital remained fairly flat from December 31, 2007 to September 30, 2008 primarily due to a $4.4 million decrease in cash and short term investments and a $9.2 million decline in accounts receivable during the nine months ended September 30, 2008, while accounts payable and accrued expenses decreased $8.2 million during the same period. The decline in accounts payable and accrued expenses is primarily attributable to accrued employee liabilities, specifically accrued commissions and accrued bonus, which were significantly lower due to lower license revenue and operating expenses in the first nine months of 2008.

We expect to fund our operations, capital expenditures and investments from internally generated funds and existing cash and investments. We believe that our existing balances will be sufficient to meet our working capital, capital expenditure and investment requirements for at least the next 12 months.

Contractual Obligations

See the contractual obligations as of September 30, 2008 at Note 13 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as described below, there have been no material changes from the quantitative and qualitative disclosures about market risk disclosed under the heading “ Quantitative and Qualitative Disclosures About Market Risk “ in Item 7A of our 2007 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk

Fluctuations in the exchange rates between the local currencies of Europe, Latin America, Asia Pacific, and the United States, particularly the Brazilian Real, Euro, British Pound and Australian Dollar, may harm our business. We are exposed to movements in foreign currency exchange rates because we translate foreign currency balances into United States Dollars for financial reporting purposes. Our primary exposures relate to sales, operating expenses, cash and intercompany balances that are not United States Dollar-denominated. To the extent our international operations continue to grow, currency fluctuations could have a material adverse impact on our consolidated financial condition and results of operations.

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

Adverse changes in general economic or political conditions could adversely affect our operating results.

Our business can be affected by a number of factors that are beyond our control such as general geopolitical and economic conditions, conditions in the financial markets and the overall demand for enterprise software and services. Unfavorable changes in economic conditions, including inflation, recession or other changes in economic conditions may result in lower corporate technology spending and adversely affect our revenue. Such unfavorable economic conditions could also result in longer sales cycles, slower adoption of new technologies and increased price competition. Challenging economic conditions may also impair the ability of our customers to pay for products and services they have already purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, we maintain an investment portfolio of various holdings, types and maturities (consistent with our investment policy) that are subject to general credit, liquidity, market and interest rate risks which too may be exacerbated by unusual events that have affected global financial markets. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments have experienced a decline in fair value, requiring an impairment charge that could adversely impact our financial results. Any of these events would likely harm our business, results of operations and financial condition.

Charges to earnings resulting from asset impairments may adversely affect the market value of our common stock.

At September 30, 2008, we had $121.1 million in goodwill and $12.8 million in other intangible assets. Generally accepted accounting principles in the United States of America require that we review the value of goodwill on at least an annual basis and the value of long-lived intangible assets when indicators of impairment arise to determine whether the recorded values have been impaired and should be reduced. As required by Statement 142, the goodwill impairment test is accomplished using a two-stepped approach. The first step screens for impairment by comparing the fair value of the Company or reporting unit to its carrying amount, including goodwill. To determine the fair value, we employ a market capitalization approach, comparing the Company’s net book value to its market capitalization. If, under the first step, an, impairment is indicated, a second step is performed which applies additional valuation techniques to determine if there is an impairment and how much the impairment would be. This step compares the implied fair value of the goodwill with the carrying amount of the goodwill. The implied fair value of goodwill is determined based on a variety of valuation techniques including present value and earnings or revenue multiples. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock. As of October 1, 2008, after completing the first step of the annual impairment test, a potential impairment is indicated as the Company’s net book value is greater than its market capitalization. As such, the Company is in the process of performing Step 2 to measure the impairment amount, if any.

In addition, we periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators and competition. Any impairment or revised useful life could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.

If We Are Unable to Successfully Operate Our Insourced Research and Development Operations in India, our Business Could Be Adversely Affected.

We are currently using a third-party service provider in India to supply approximately half of our research and development operations. During the quarter ended September 30, 2008, we decided to establish a development center in India and entered into an amended vendor agreement (refer to the 8-K filed on August 28, 2008) to phase out our primary third-party service provider over a twelve month period. We believe a direct presence in India will achieve significant efficiencies including reduced operational costs. However, for the new development center to achieve its anticipated benefits, we must successfully expand our operations in India and integrate this operation into our existing global organization. Common risks we face with this transaction include:

•	the potential disruption of our ongoing business and diversion of management resources;

•	the possibility that the business cultures will not be compatible;

•	unanticipated expenses related to integration of operations;

•	the impairment of relationships with employees as a result of any integration of new personnel;

•	costs and delays in implementing common systems and procedures, including financial accounting systems and customer information systems;

•	potential inability to retain, integrate and motivate personnel; and

•	risks related to remote development operations.

Establishing a development center in India can be a complex, time-consuming and expensive process and may result in revenue disruption and operational difficulties if not completed in a timely and efficient manner. We may be required to spend additional time or money on integration that would otherwise be spent on developing our business or on other matters. If we do not integrate our operations and technology smoothly or if management spends too much time on integration issues, it could harm our business, financial condition and results of operations and diminish the benefits of bringing the operation in-house.

Once established, we must operate as a combined organization, utilizing common information communication systems, operating procedures, financial controls and human resource practices, including benefits, training and professional development programs. There may be substantial difficulties, costs and delays involved in the integration. There can be no assurance that we will succeed in addressing these risks or any other problems encountered in connection with the integration.

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

The table below sets forth the purchases made during the third quarter of fiscal 2008.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under plans or programs (in 000s)
07/01/2008 to 07/31/2008	396,177	$12.22	396,177	$29,808
08/01/2008 to 08/31/2008	—	—	—	—
09/01/2008 to 09/30/2008	—	—	—	—

Total for fiscal 2008 third quarter	396,177	$12.22	396,177	$29,808

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference	Filed/Furnished Herewith
3.1	Certification of Incorporation of the Registrant	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

3.2	Amendment to Certificate of Incorporation of the Registrant	Company’s definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000

3.3	Bylaws of the Registrant	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant	Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375)

3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation	Company’s Form 8-K filed on September 10, 2005 (File No. 000-25375)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen common stock certificate	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

4.3	Rights Agreement dated April 25, 2002 between the Company and Mellon Investor Services, LLC	Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375)

10.50	Amended and Restated Master Service Agreement with Virtusa Corporation		X

10.51	Separation Agreement with Alex Shootman		X

31.1	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification to the Securities and Exchange Commission by Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIGNETTE CORPORATION

Date: November 7, 2008	/s/ T. Patrick Kelly
T. Patrick Kelly
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)