Form 10-K
period 2008-12-31
VIGNETTE CORP
filed 2009-03-10
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $289,560,708.

As of February 28, 2009, 23,815,123 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held May 22, 2009 are incorporated by reference in Part III of this Annual Report on Form 10-K.

VIGNETTE CORPORATION

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2008

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

Our History

Since the company’s founding in 1995, Vignette has specialized in developing and marketing software for managing and delivering business content. Vignette’s initial technology offerings targeted Web content management and Web site construction. As the Internet grew in scale and complexity and as organizations sought new ways to leverage this evolving global business platform, the terms Web and Web content management expanded proportionately. Vignette expanded its portfolio of content management capabilities to keep pace with the evolving demands of organizations. In particular, as a result of both organic product development and acquisition, Vignette added Web-based analytics and personalization, application and data integration, interaction management, business portals, collaboration, documents and records management and video capabilities to its products.

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

Products

Vignette delivers the Web’s most dynamic user experiences. The Vignette Web Experience brings rich media and engaging content to life, powering the world’s greatest brands. Our solutions enable organizations to connect online with their key audiences and manage the content that fuels those connections. Together, these solutions comprise the Vignette Web Experience Platform.

Additionally, we allow organizations the flexibility to purchase products individually. Our product offerings are grouped into six solution families:

Web Content Management delivers dynamic web experiences that engage the customer’s audiences with rich content and multi-media across any channel.

Transactional Content Management manages the content that drives human or document centric business processes within healthcare, insurance, financial services, and public sectors.

Intranet Solutions enable organizations to optimize knowledge management, enable expertise location and leverage enterprise social media with portal and collaboration technologies.

Social Media Solutions enable organizations to build communities, enable participation and encourage online interaction with comments, ratings, tags, blogs, wikis, forums, video and recommendations.

Experience Optimization Solutions allow organizations to optimize the value of every online customer interaction using analytics, targeting and social search.

Video and Rich Media Solutions drive traffic, revenues and viewer engagement by efficient management and delivery of rich media and video experiences.

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

Business Combinations

The following is a listing of our acquisitions over the last five years:

MicroNets, Inc. (d/b/a “Vidavee”) Effective April 22, 2008, we acquired all of the outstanding stock of MicroNets, Inc. (d/b/a “Vidavee”), a leading provider of video publishing technology. We paid approximately $7.0 million for Vidavee, including transaction costs of $0.5 million.

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

In connection with each of our acquisitions, we incurred one-time acquisition costs and integration-related charges. Such charges relate to product integration, cross-training of employees and other merger-related items. In some acquisitions, a portion of the purchase price allocated to in-process research and development was expensed upon the consummation of the respective transaction. The Company recorded no acquisition related charges in 2008, 2007 or 2006.

Customers

Our customer list includes some of the world’s most successful organizations in the telecommunications, entertainment, new media and publishing, financial services, government, healthcare, high technology, higher education, life sciences, manufacturing, retail and travel industries worldwide. No single customer accounted for ten percent or more of our total revenues in 2008, 2007, or 2006.

Competition

The market for our products is intensely competitive and subject to rapid technological change. We can be significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. We have three primary sources of competition: in-house development efforts by potential customers or partners; other vendors of software that directly target enterprise content management solutions; and developers of point solution software that address only certain technology components of the solution set that we provide (e.g., Web content management, transactional content management, intranet solutions, rich media and video solutions, social media solutions, and experience optimization).

Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. In particular, in some markets we compete against large integrated technology providers such as IBM, Microsoft, Oracle and SAP. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and operating results. See “Risk Factors — Risks Related to Our Business — We Face Intense Competition from Other Software Companies, Which Could Make it Difficult to Compete Successfully.”

Research and Development

We have made substantial investments in research and development through both internal development and technology acquisitions. We have moved to a model where a significant portion of our research and development operations are maintained in India. There, third-party developers are acting as an extension of our primary development and information technology operations in Austin, Texas and Sydney, Australia. We expect this model to help us achieve significant efficiencies, including reduced operational costs and permit an around-the-clock development cycle. Also, See “Risk Factors — Risks Related to our Business — If We Are Unable to Manage the Transition of Our Significant Research and Development Operations in India from an Outsourced Third-Party Service Provider to a Direct Model, Our Business Could Be Adversely Affected.

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

Research and development expenditures for 2008, 2007, and 2006 were approximately $32.8 million, $31.0 million, and $34.0 million, respectively.

While we believe we invest appropriate resources in our research and development, there is no assurance that our current spending will allow us to maintain our technology leadership. See “Risk Factors — Risks Related to Our Business — If We are Unable to Meet the Rapid Changes in Software Technology, Our Existing Products Could Become Obsolete.”

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

We sell solutions and products through our direct sales force as well as through our indirect sales channel with systems integrators, value-added resellers and original equipment manufacturers. We generate leads from a variety of sources, including businesses seeking partners to develop next-generation Web initiatives. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. As of December 31, 2008, the direct sales force consisted of 185 sales professionals and related support personnel.

We will continue to establish partnerships with major industry vendors and strategically selected regional partners that will add value to our products and expand distribution opportunities.

Proprietary Rights and Licensing

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently own 47 patents, 46 of which are issued in the United States and, also, have a number of patent applications pending in the United States. We have 10 registered trademarks in the United States and 69 registered trademarks in foreign countries. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license or “shrink-wrap” agreements, which impose certain restrictions on the licensee’s ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and while we are unable to determine the extent to which piracy of our software exists; software piracy can be expected to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. However, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could have a material adverse effect on our business, operating results and financial condition.

There can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that developers of commercial software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results. See “Risk Factors — Risks Related to Our Business — Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property from Infringement or a Claim of Infringement.”

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

Employees

As of December 31, 2008, we had 643 employees, including 127 in research and development, 185 in sales and marketing, 249 in professional services and customer support and 82 in general and administrative. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our professional services, product development, sales and marketing and finance organizations. We also outsource certain development, including a portion of product development and quality assurance. We believe our relations with our employees are good and we have never experienced a work stoppage.

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

Risks Related to Our Business

Our Profitability Has Been Inconsistent

Although we were profitable in 2005, 2006 and 2007 we were not profitable in 2008. We cannot be certain that we will generate sufficient revenues to achieve profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. To achieve and sustain profitable operations and positive cash flows, we must increase our license and support services revenues. If our revenues do not grow at a rate greater than expenses required to fund our continuing operations, we will not be able to achieve profitability, which could cause the price of our common stock to decline.

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

Our revenues and operating results have varied significantly from quarter to quarter in the past and we expect that our operating results will continue to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

•	demand for our products and services;

•	the timing of sales of our products and services;

•	the timing of customer orders and product implementations;

•	seasonal fluctuations in information technology purchasing;

•	The general economic climate including a prolonged economic recession;

•	unexpected delays in introducing new products and services;

•	increased expenses, whether related to sales and marketing, product development, product migration and customer support, or administration;

•	changes in the rapidly evolving market for Web-based applications;

•	the mix of product license and services revenue, as well as the mix of products licensed;

•	the mix of services provided and whether services are provided by our own staff or third-party contractors;

•	the mix of domestic and international sales;

•	attrition of key sales, professional services and other customer facing personnel;

•	difficulties in collecting accounts receivable;

•	costs related to possible acquisitions of technology or businesses;

•	global events, including terrorist activities, military operations and widespread epidemics;

•	changes to our licensing and pricing model; and

•	difficulty in developing and maintaining an indirect sales channel.

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

Our business is affected by a number of factors that are beyond our control such as general geopolitical and economic conditions, conditions in the financial markets and the overall demand for enterprise software and services. Unfavorable changes in economic conditions, including inflation, recession or other changes in economic conditions may result in lower corporate technology spending and adversely affect our revenue. In 2008 the weakening economy had a negative effect on demand for our products and services and this trend could well continue through 2009 or longer. Such unfavorable economic conditions could also result in longer sales cycles, slower adoption of new technologies and increased price competition. Challenging economic conditions may also impair the ability of our customers to pay for products and services they have already purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, we maintain an investment portfolio of various holdings, types and maturities (consistent with our investment policy) that are subject to general credit, liquidity, market and interest rate risks which too may be exacerbated by unusual events that have affected global financial markets. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments have experienced a decline in fair value, requiring an impairment charge that could adversely impact our financial results. Any of these events would likely harm our business, results of operations and financial condition.

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

If We Are Unable to manage the transition of our Significant Research and Development Operations in India from an outsourced Third-Party Service Provider to a Direct model, our Business Could Be Adversely Affected.

We are currently using a third-party service provider in India to supply approximately half of our research and development operations. During the quarter ended September 30, 2008, we decided to establish a development center in India and entered into an amended vendor agreement (refer to the 8-K filed on August 28, 2008) to phase out our primary third-party service provider over a twelve month period. Currently we expect the transition to using our own employees in India to begin in the first quarter of 2009. We believe a direct presence in India will achieve significant efficiencies and reduced operational costs. However, for the new development center to achieve its anticipated benefits, we must successfully expand our operations in India and integrate this operation into our existing global organization. Common risks we face with this transition include:

•	the possibility that the transition of this work from the current third party vendor will be more difficult and more expensive than anticipated;

•	the possibility that the business cultures will not be compatible;

•	unanticipated expenses related to integration of operations;

•	the impairment of relationships with employees as a result of any integration of new personnel;

•	costs and delays in implementing common systems and procedures, including financial accounting systems and customer information systems;

•	potential inability to retain, integrate and motivate personnel; and

•	risks related to remote development operations.

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

Historically, a majority of our international revenues and costs have been denominated in foreign currencies and we expect future international revenues and costs will be denominated in foreign currencies. We utilize foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies and therefore, financial reporting of our foreign operations is subject to foreign currency risk. Gains and losses on hedging contracts are reflected currently in other income, net. Under our policy, we may enter into foreign currency forward contracts for a term of up to one year. We do not invest in contracts for speculative purposes. Our foreign exchange exposures are monitored regularly to ensure the overall effectiveness of our foreign currency hedge positions. Our program is not designed to hedge all currency risk, but is designed to mitigate large foreign currency exposures recorded on our balance sheet. As part of this monitoring program, in order to evaluate the effectiveness of our hedging practices, in the second quarter of 2007 we did not replace foreign currency hedge positions which expired and re-engaged our foreign currency hedge program in the fourth quarter of 2008. For the year ended December 31, 2008, 2007 and 2006, the Company realized a loss on foreign currency contracts of $0.2 million, $0.3 million and $13,000, respectively. At December 31, 2008, the notional value of open foreign currency contracts was $1.3 million and, based on the applicable exchange rates, the fair value of derivative financial instruments was a liability of $99,000. At December 31, 2007 we had no foreign currency contracts outstanding.

We Must Overcome Significant Challenges in Integrating Businesses Operations and Product Offerings to Realize the Benefits of our Business Combinations

As part of our overall strategy, we have acquired or invested in, complementary companies, products and technologies. The Company will continue to consider strategic acquisitions. Risks commonly associated with such transactions include:

•	the potential difficulties of integrating international and domestic operations;

•	the potential disruption of our ongoing business and diversion of management resources;

•	the possibility that the business cultures will not be compatible;

•	the difficulty of incorporating acquired technology and rights into our products and services;

•	unanticipated expenses related to integration of operations;

•	the impairment of relationships with employees and customers as a result of any integration of new personnel;

•	potential unknown liabilities associated with the acquired business and technology;

•	costs and delays in implementing common systems and procedures, including financial accounting systems and customer information systems;

•	potential inability to retain, integrate and motivate key management, marketing, technical sales and customer support personnel;

•	risks related to remote development operations; and

•	risks related to adoption of new business models such as software as a service (SAAS), pricing and licensing methods.

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

We Must Succeed in the Portal, Collaboration and Content Management Market as Well as the Document and Records Management Market if We Are to Realize the Expected Benefits of Our Product Strategy and Business Combinations.

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

•

the potential negative effect of the acquisition on our operating results, including the impact of amortization of intangible assets, other than goodwill, created by the acquisition and claims that may arise for which we are not indemnified; and

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

Our Ability to Use Net Operating Losses to Offset Future Taxable Income may be Subject to Certain Limitations.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and other tax attributes to offset future taxable income. Based upon a review of historical stock ownership, we do not believe we have undergone an “ownership change” as of December 2008 that will limit our ability to utilize these tax attributes prior to their expiration. However, recent volatility in the stock market has resulted in significant changes in ownership positions of large shareholders, putting the Company at a meaningful risk of triggering this limitation in the future. If a limitation is triggered from an ownership change it will significantly impact our ability to realize the benefit from our deferred tax asset, potentially resulting in impairment of substantially our entire domestic deferred tax asset of $9.0 million at December 31, 2008 and increasing our income tax expense and taxes payable in future periods.

Changes in the Company’s Tax Rates Could Affect its Future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, the Company is routinely subject to the examination of its income tax returns. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance the outcomes from these continuous examinations will not have an adverse effect on the Company’s results of operations and financial condition.

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

Our Operating Results May Be Adversely Affected by Small Delays in Customer Orders or Product Implementations

Small delays in customer orders or product implementations can cause significant variability in our license revenues and operating results for any particular period. We derive a substantial portion of our revenue from the sale of products with related services. In certain cases, our revenue recognition policy requires us to substantially complete the implementation of our product before we can recognize all revenues in a contract and any end-of-quarter delays in product implementation could materially adversely affect operating results for that quarter.

To Increase Market Awareness of Our Products and Generate Increased Revenue, We Need to Continue to Strengthen Our Sales and Distribution Capabilities

Our direct and indirect sales operations must increase market awareness of our products to generate increased revenue. In 2009, we plan to implement, among other things, new territory assignments, an enhanced reseller model, a new sales force automation system, a new lead management system, and a shift in marketing spend towards more online marketing. It is our intention that these changes will lead to more effective distribution, but there are many changes being implemented at the same time and they may not be successful or could be successful in the long term but lead to weaker performance in the short term.

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

We May Be Adversely Affected if We Lose Key Personnel

Our success depends largely on the skills, experience and performance of some key technical, sales, managerial and executive personnel throughout all areas of our business. If we lose one or more of our key employees, our business, operating results and financial condition could be materially adversely affected. As we continue to manage with an offshore research and development operations model, it is particularly important that our intellectual property is protected and retained during this transfer. In addition, our future success will depend largely on our ability to continue to attract and retain highly skilled personnel. In particular, hiring and retaining qualified engineers, skilled solutions providers and qualified sales representatives are critical to our future. Like other software companies, we face competition for qualified personnel. If we are unable to continue to attract and retain skilled and experienced personnel, our growth may be limited.

If We are Unable to Meet the Rapid Changes in Software Technology, Our Existing Products Could Become Obsolete

The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands, changes in packaging and combinations of existing products and evolving industry standards. We cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. New products based on new technologies, new industry standards or new combinations of existing products as bundled products can render existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our customers. Internet commerce technology, particularly Web-based applications technology, is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could have a material adverse effect on our business, operating results and financial condition.

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

The Company is Subject to Risks Associated with the Availability and Coverage of Insurance

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

Our Business is Based on Our Intellectual Property and We Could Incur Substantial Costs Defending Our Intellectual Property from Infringement or a Claim of Infringement

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation. Future litigation to either protects our intellectual property or as a result of an alleged infringement of other’s intellectual property may require us to do one or more of the following:

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

Certain provisions of Delaware law and our stock incentive plans may also discourage delay or prevent someone from acquiring or merging with us.

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

Changes in Accounting Rules Could Affect the Company’s Future Operating Results.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. A change from current accounting standards could have a significant effect on the Company’s results of operations. For example, in December 2007, the Financial Accounting Standards Board issued Statement 141 (revised 2007), Business Combinations (Statement 141R) to change how an entity accounts for the acquisition of a business. That statement, which became effective for the Company in January 2009, changes how an entity accounts for the acquisition of a business.

Through fiscal year December 2008, the Company recorded all changes to a valuation allowance for acquired deferred tax assets or the effect of changes in an acquired tax position that occur after the acquisition date by initially reducing the related goodwill to zero, next by reducing other noncurrent intangible assets related to the acquisition to zero and lastly by reducing income tax expense. However, Statement 141R amends Statement 109 and Interpretation 48 to require the Company to recognize changes to the valuation allowance for an acquired deferred tax asset or the effect of changes to an acquired tax position as adjustments to income tax expense or contributed capital, as appropriate, and not as adjustments to goodwill. This change in accounting applies to valuation allowances and tax positions related to acquisitions accounted for originally under Statement 141 as well as those accounted for under Statement 141R. The Company had a $21.0 million valuation allowance at December 31, 2008 related to deferred tax assets acquired in business combinations. Any change in the valuation allowance subsequent to December 31, 2008 will be recorded as an adjustment to income tax expense rather than as an adjustment to goodwill or other noncurrent intangible assets.

Statement 141R also amends the goodwill impairment test requirements in Statement 142. For a goodwill impairment test as of a date after the effective date of Statement 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under Statement 141R. This change could affect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of Statement 141R.

Finally, State 141R also amends the accounting of transaction costs associated with acquisitions, requiring immediate expensing rather than capitalizing as part of the purchase accounting adjustments. This could result in an adverse impact on our future operating results.

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

In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) , the Company assesses its goodwill for impairment on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment by comparing the fair value of the Company with its carrying amount, including goodwill. To determine the Company’s fair value, the Company employs a market capitalization approach, comparing the net book value of the Company to its market capitalization, adjusted to reflect market observed control premiums. If, under the first step, an, impairment is indicated, a second step is performed which applies additional valuation techniques to determine if there is an impairment and how much the impairment would be. This second step compares the implied fair value of the goodwill with the carrying amount of the goodwill. The implied fair value of goodwill is determined based on a variety of valuation techniques including discounted cash flows and earnings or revenue multiples. As of October 1, 2008, the Company determined the market capitalization, after considering market observed control premiums, exceeded net book value and that the remaining net goodwill balance of $121.1 million at October 1, 2008 was not considered to be impaired.

In accordance with SFAS 142, goodwill of a reporting unit shall be tested for impairment on an annual basis and between annual tests in certain circumstances. Driven by the significant decline in the market capitalization of public companies in its peer group in the fourth quarter of 2008, the Company concluded that it should again test its goodwill for impairment on December 31, 2008. In accordance with paragraph 25 of SFAS 142 the company considered a variety of industry standard revenue multiples, probability weighted, its available cash balances and market capitalization, after considering market observed control premiums. Using these reference points, the Company has determined that the remaining net goodwill balance of $121.1 million at December 31, 2008 was not considered to be impaired.

The company recognizes that, over the longer term, the market price for our stock plus an appropriate control premium should represent fair value and, if market conditions fail to improve, we may incur charges for goodwill impairment in the future, which could be significant and could have a material negative effect on our results of operations.

In addition, we periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. The events and circumstances include significant changes in the business climate, legal factors, operating performance indicators and competition. Any impairment or revised useful life could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock. Based on this assessment no such impairment charges were recorded in 2008, 2007 or 2006.

Our Business is Sensitive to the Overall Economic Environment; a Slowdown in Information Technology Spending Could Harm Our Operating Results

The primary customers for our products are enterprises seeking to launch or expand Web-based initiatives. Due to the current economic environment, a significant downturn in our customers’ markets and in general economic conditions has resulted in reduced information technology spending budgets, thus resulting in a decreased demand for our products and services, therefore, harming our business. This significant downturn could continue or even get worse in 2009 or beyond. Industry downturns like these have been, and may continue to be, characterized by diminished product demand, erosion of average selling prices, lower than expected revenues and difficulty making collections from existing customers.

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

If Our Internal Controls Over Financial Reporting Do Not Comply With the Requirements of the Sarbanes-Oxley Act, Our Business and Stock Price Could Be Adversely Affected

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports.

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

Although our management has determined and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2008, we cannot provide assurance that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

Our Business is Subject to Changing Regulation of Corporate Governance and Public Disclosure That Has Increased Both Our Costs and the Risk of Noncompliance

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Securities Exchange Commission and NASDAQ, have issued requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting has required, and continues to require, the commitment of significant financial and managerial resources.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal research, development, sales, marketing and administrative headquarter offices are located in Austin, Texas. We do not own any real estate or facilities. As of December 31, 2008, we leased direct office space in: Austin, Texas; San Francisco, California; New York City, New York; Sao Paulo, Brazil; Sydney, Australia; Hyderabad, India; Maidenhead, United Kingdom; Cluj-Napoca, Romania; and Madrid, Spain. Such leases have remaining terms of up to nine years. All offices listed above support sales and services activity and we have research and development activity in our Austin, Texas; Cluj-Napoca, Romania; and Sydney, Australia offices.

Additionally, we lease several full-service managed suites and executive suites as small sales offices across the United States and around the world. These small offices generally have lease terms of less than one year, allowing us to adjust to changing business and customer support requirements. As of December 31, 2008, we leased office space in 13 countries outside of the United States.

Throughout 2008, we consolidated our leased office portfolio. Some of the resulting excess lease space expired in 2008, or will expire in the near term and we successfully negotiated early terminations of some leases, in part or in whole. We currently sublease some surplus office space in Austin, Texas and New York City, New York to unrelated third-parties. We are actively marketing and attempting to sublease or negotiate early terminations of our remaining surplus space, including, but not limited to, space in Austin, Texas for the respective remaining lease terms. The Company occupies or subleases approximately 98% of the leased office space leaving approximately 2% of the leased space unoccupied.

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, the plaintiffs’ motion for class certification was withdrawn, without prejudice. The parties in the approximately 300 coordinated class actions, including Vignette, the underwriter defendants in the Vignette class action, and the plaintiffs in the Vignette class action, have reached agreements in principle to settle, under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Vignette. The settlement is subject to approval by the parties, termination by the parties under certain circumstances, and Court approval. There is no assurance that the settlement will be concluded or that the Court will approve the settlement. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. The Company is unable to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period if the settlement is not concluded, is terminated, or is not approved. The Company will continue to defend itself vigorously against this lawsuit.

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

	High	Low
Year Ended December 31, 2008:
Fourth Quarter	$10.53	$7.22
Third Quarter	13.89	10.36
Second Quarter	13.80	11.26
First Quarter	15.06	11.60
Year Ended December 31, 2007:
Fourth Quarter	$20.34	$14.11
Third Quarter	21.04	17.25
Second Quarter	21.16	18.20
First Quarter	19.18	16.67

At February 27, 2009, there were approximately 428 holders of record and approximately 28,000 total shareholders of our common stock and the closing price of our common stock was $6.61 per share.

We have never declared or paid any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on the Company’s Common Stock between December 31, 2003 and December 31, 2008 with the cumulative total return (i) The Total Return Index for the NASDAQ Stock Market (US Companies) (The “NASDAQ Stock Market-US Index”) and (ii) Standard and Poor’s Information Technology Index (“S&P IT Index”), over the same period. This graph assumes $100 investment at the beginning of such period and the reinvestment of all dividends. The comparisons shown on the graph below are based on historical data. The historical data for the Company has been retroactively restated for the one-for-ten reverse split that became effective as of June 10, 2005. The Company cautions that the stock performance shown in the graph below is not indicative of, nor is it intended to forecast, the potential future performance of the Company’s common stock.

Cumulative Total Return

	12/03	12/04	12/05	12/06	12/07	12/08
Vignette Corporation	100.00	61.23	71.85	75.20	64.36	41.45
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
S&P Information Technology	100.00	102.56	103.57	112.29	130.61	74.26

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data at December 31, 2008 and 2007 are derived from audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data at December 31, 2006, 2005 and 2004 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. All share and per share data has been restated for the one-for-ten reverse stock split of the Company that became effective on June 10, 2005.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product license	$34,564	$56,059	$66,368	$70,316	$63,152
Services	134,982	135,755	131,206	120,359	114,775

Total revenue	169,546	191,814	197,574	190,675	177,927
Cost of revenue:
Product license	1,914	1,731	2,548	2,911	5,036
Amortization of acquired technology	5,166	5,016	5,017	6,267	10,115
Services (1)	58,960	61,879	60,399	55,427	53,281

Total cost of revenue	66,040	68,626	67,964	64,605	68,432

Gross profit	103,506	123,188	129,610	126,070	109,495
Operating expenses:
Research and development (1)	32,834	30,990	34,013	33,212	40,140
Sales and marketing (1)	57,202	62,041	70,192	68,080	74,441
General and administrative (1)	18,394	19,564	17,941	20,291	18,571
Purchased in-process research and development, acquisition-related and other charges	—	—	—	270	7,609
Business restructuring charges (benefit)	3,720	(80)	150	(2,899)	18,083
Amortization of intangible assets	3,387	3,384	3,720	5,003	4,919

Total operating expenses	115,537	115,899	126,016	123,957	163,763

Income (loss) from operations	(12,031)	7,289	3,594	2,113	(54,268)
Other income, net	7,188	11,845	10,613	20,710	2,895

Income (loss) before provision for income taxes	(4,843)	19,134	14,207	22,823	(51,373)
Provision for (benefit from) income taxes	1,433	(5,691)	1,888	2,429	1,482

Net income (loss)	$(6,276)	$24,825	$12,319	$20,394	$(52,855)

Basic net income (loss) per common share	$(0.27)	$0.90	$0.42	$0.70	$(1.86)

Diluted net income (loss) per common share	$(0.27)	$0.89	$0.41	$0.68	$(1.86)

Shares used in computing basic net income (loss) per common share	23,587	27,501	29,658	29,181	28,381
Shares used in computing diluted net income (loss) per common share	23,587	27,783	29,878	29,807	28,381

(1)	Includes stock based compensation as follows:

	Year ended December 31,
	2008	2007	2006	2005	2004
Cost of revenue — services	$475	$290	$420	$—	$—
Research and development	1,033	511	278	12	(71)
Sales and marketing	750	907	706	124	(48)
General and administrative	3,654	2,522	1,790	698	599

	$5,912	$4,230	$3,194	$834	$480

Actual compensation cost for the years ended December 31, 2008, 2007, and 2006 has been recognized using the fair value method as required by Statement 123R and has been included in the determination of net income and net income per share. Prior to the adoption of Statement 123R in 2006, the only stock based compensation expense related to restricted stock and not stock options.

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$138,920	$148,177	$204,454	$197,057	$164,363
Working capital	111,617	112,142	169,268	165,319	126,406
Long-term investments in marketable securities	—	27,096	11,688	—	—
Total assets	324,443	378,133	421,152	417,161	405,456
Total liabilities	60,091	81,301	83,365	87,052	98,638
Total shareholders’ equity	264,352	296,832	337,787	330,109	306,818

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Vignette develops and sells software for managing and delivering content. Our software products, which fall into various standard industry categories, including Web content management, transactional content management, intranet solutions, social media solutions, web experience optimization and rich media and video solutions, enable organizations to build, manage and deploy information-based applications. Vignette’s software helps organizations improve their interactions with key audiences, including customers, prospects, employees, partners, patients and citizens, by making it possible for them to deliver online experiences that support their larger business goals. We place particular emphasis on supporting online experiences that are personal, social, transactional and ubiquitous. Our early content management and delivery tools laid the groundwork for some of the Web’s most influential and popular sites. Today, our award-winning solutions continue to power some of the world’s most prominent online brands and enable organizations to have more meaningful interactions with all of their important constituencies.

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

Some of our customers also want to use the online channel to connect customers and other key audiences with internal business processes. In particular, public sector organizations and commercial organizations in the financial services, insurance and healthcare industries are making technology investments that allow them to extend business activities — loan origination, case processing, customer service and similar processes — to the Web. Vignette’s Transactional Content Management solution, a component of the Vignette Web Experience Platform is expressly designed to provide these capabilities.

Vignette’s software products are brought together in various combinations to deliver solutions to the common content management challenges above. Following is a brief description of most of our software products:

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

Vignette High Performance Delivery provides a unique, integrated combination of real-time caching and intelligent cache management capabilities that can help improve dynamic Web site performance, make Web sites more scalable, and in many cases reduce costs and manual overhead.

Vignette Portal lets organizations build and deliver highly customizable Web experiences tailored to the requirements of audiences such as employees, partners and customers. Portal applications typically combines in a single view or screen a number of visual objects, each of which can be linked to an application or another Web page. Vignette Portal lets organizations create such composite applications particularly rapidly.

Vignette Collaboration supports improved productivity through collaborative workspaces, where teams can share, capture and search information. This helps organizations reduce the risk of knowledge being lost. It breaks down many of the communication and collaboration barriers that exist in geographically dispersed organizations. Encouraging fluid online collaboration can also improve business relationships across departments and between organizations and their key constituencies.

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

Vignette Community Applications provides organizations with tools for delivering blogs, wikis, forums and social microsites to build communities and launch products, brands and campaigns.

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

Vignette Recommendations gives users the most relevant content and products based on social search. By analyzing the behavior and the most useful resources for similar users, Vignette Recommendations makes it easier to find the right content. It helps deliver a better online experience by providing content recommendations, product recommendations and social search functionality.

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

Vignette Video Services is a set of video management services, accessible through industry-standard APIs that can be integrated into virtually any framework, such as Enterprise Content Management and Web Content Management systems, to provide advanced video capabilities offered via a hosted solution.

Vignette Rich Media Module is of particular value to organizations that must manage large volumes of images, podcasts, Adobe Flash files and video content. These and other types of rich media pose special challenges for editors responsible for managing libraries of this content and for the approval, categorizations, tagging and publishing of these assets. Rich Media Services helps organizations get their rich media assets under control and productively incorporated into each organization’s particular online experience.

Vignette Media is a digital publishing platform; the first completely integrated content, rich media, and video management solution designed specifically for the business needs of Telecommunications, Media and Entertainment companies. Vignette Media allows marketing and media professionals to add, manage, and publish rich media and video assets to their Web experience in an easy, relevant and engaging way through a single user interface; a single solution for all online content needs.

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

Vignette Case Manager enables organizations to automate and manage high value, customer-facing business transactions. Case Manager gives an organization’s customers control over when and how they want to interact, whether in person in a branch during business hours, on the phone, or via the Web or e-mail at a time and place of the customer’s choosing. Vignette Case Manager makes this innovation possible by allowing organizations to deliver their back-office business processes directly to customers, across multiple channels and in a personalized and consistent way.

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

2008 Highlights

NOTE: Period over period changes and percentages are calculated based on actual numbers and not the rounded numbers presented in this Form 10-K. As such, rounding differences could occur when recalculating the numbers stated throughout the Form 10-K.

Operating Results

The company reported a net loss of $6.3 million for fiscal year 2008 compared to net income of $24.8 million for fiscal year 2007, a decrease of 125%. The Company also posted an operating loss of $12.0 million for fiscal year 2008 compared to operating income of $7.3 million for fiscal year 2007, a decrease of 265%. Operating margins fell to 61.0% for fiscal 2008 from 64.2% for fiscal 2007. In the fourth quarter of 2008, the Company generated an operating loss of $2.9 million as compared to operating income of $3.0 million for the fourth quarter of 2007, a decrease of 197%. The decrease was due primarily to lower revenues in license and services.

Total revenue for fiscal year 2008 was $169.5 million compared to $191.8 million for fiscal year 2007, a decrease of 11.6%. License revenue of $34.6 million decreased $21.5 million as compared to 2007 or 38.3% and total services revenue of $135 million decreased $0.8 million or 0.6%. More specifically, maintenance and support revenue of $81.1 million decreased $1.2 million as compared to 2007 or 1.5%. Professional services revenues of $53.2 million declined $0.2 million as compared to 2007 or 0.4%. In the fourth quarter of 2008, the Company generated license revenue of $7.3 million as compared to $18.0 million for the fourth quarter of 2007, a decrease of 59.8%. The Company attributes the decline in license revenue to a number of factors including a challenging economic environment, intense competition and a need to improve sales and marketing effectiveness. Total services revenue of $29.9 million decreased $4.7 million as compared to the fourth quarter of 2007, a decrease of 13.6%. More specifically, maintenance and support revenue of $18.9 million decreased $1.7 million as compared to 2007 or 8.2%. Professional services revenue of $10.7 million decreased $3.3 million as compared to 2007 or 23.7%. International revenue comprised 40% and 37% of total revenue for the year and quarter ended December 31, 2008, respectively. No single customer accounted for more than 10% of our annual or quarterly revenues.

The gross profit margin in fiscal 2008 of 61% decreased $19.7 million or 3% from fiscal 2007 as a result of the lower license revenue. Total costs of revenue of $66.0 million decreased $2.6 million as compared to 2007 or 3.8%. The decline in gross profit on a percentage basis and in absolute dollars for both periods is primarily driven by the decrease in high margin license revenue.

Total expenses, including both cost of revenue and operating expenses, for fiscal 2008 and fiscal year 2007 were $181.6 million and $184.5 million, respectively. The primary driver for the decrease in expenses for fiscal 2008 was a decrease of $4.8 million in sales and marketing expenses and $1.1 million in general and administrative expenses. Cost of revenue also decreased $2.6 million driven out of the professional services business. These decreases were offset by an increase of $1.8 million in research and development and $3.8 million related to business restructuring charges. During the fourth quarter of 2008, total expenses decreased to $40.1 million compared to $49.7 million during the fourth quarter of 2007 or 19.3%.

Liquidity decreased during the year with cash, cash equivalents and investments in marketable securities reducing by $37.0 million to a total of $138.3 million at December 31, 2008 versus $175.3 million at December 31, 2007. The decrease is as a result of the share repurchase program the company initiated in November 2006, and the Vidavee acquisition completed in the second quarter of 2008, offset by $7.9 million of cash generated from operations. During the year the Company paid $33.5 million to repurchase its common stock and continues to carry no debt.

Headcount was 643 employees at December 31, 2008 as compared to 667 employees at December 31, 2007 and September 30, 2008.

Further analysis of the 2008 operating results can be found under the ‘Results of Operations’ section below.

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

2008 was a challenging year for the company and for the global economy and we saw lower revenues and lower profits than in 2007. In an attempt to reverse that trend in 2009, we plan to implement, among other things, new territory assignments, an enhanced reseller model, a new sales force automation system, a new lead management system, and a shift in marketing spend towards more online marketing. We believe this may help improve direct and indirect sales channel productivity. We will strive to encourage cross-functional team selling through enhanced team realignment around customer accounts and regions and meet market-specific needs for designated solution areas such as healthcare, transactional content management, next generation web presence and collaborative records and document management. We will continue to focus on the indirect channel as a means to better distribute and expose our software and solutions to the marketplace. We will also continue to focus on realizing efficiencies and cost-savings across our business.

In 2008 the weakening economy had a negative effect on demand for our products and services and this trend may continue through 2009 or longer. Given the impact that the ongoing uncertainty in the economy can have on our business we have suspended giving detailed quarterly guidance in 2009. Instead, we plan to provide directional annual guidance for key elements of the P&L but not specifically for total revenues or EPS metrics.

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

Where software licenses are sold with maintenance and support or other services, we allocate the total fee to the various elements based on the fair values of the elements specific to us. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is measured by the renewal rate. For all of our multiple element contracts where software license is one of the delivered elements we use the residual method. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value and the remaining arrangement fee, including any discount, is then allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount.

Revenue allocated to product license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant remaining obligations with regard to implementation are outstanding and collection of a fixed or determinable fee is reasonably assured. We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable and such amounts are recognized as revenue as they become due. If collectibility is not considered reasonably assured, revenue is recognized when the fee is collected. For software arrangements where we are obligated to perform professional services for implementation of the product, we evaluate whether delivery has occurred upon shipment of software or upon completion of services and if the customer payment is reasonably assured. This evaluation is made based on various factors such as the nature of the services work, order type (e.g. initial vs. follow-on), customer’s payment history, if such services are available from other vendors, if we have sufficient experience in providing such services, etc. In the instances where delivery is deemed not to have occurred upon shipment based on the aforementioned factors, license revenue is recognized as our obligations under the implementation are met.

Revenue from perpetual licenses that include unspecified, additional software products is recognized ratably over the term of the arrangement, beginning with the delivery of the first product.

Revenue allocated to maintenance and support services is recognized ratably over the maintenance term.

Revenue allocated to subscription services, including implementation and set-up fees, is recognized ratably over the term of the arrangement beginning on the commencement dates of each contract. We recognize professional services sold with an initial subscription order over the term of the related subscription contract as these services are considered to be inseparable from the subscription service.

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

Accounting for income taxes. We account for the effect of income taxes in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes (“SFAS No. 109”) and the various interpretations thereof. At the end of each interim period we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimated effective tax rate is used to determine income taxes on a current year-to-date basis from ordinary operations. Estimating an effective tax rate involves estimates and forecasts by management in arriving at an estimated full year tax liability on a legal entity basis. In each successive interim period, to the extent our estimates need to be revised, we expect that our effective tax rate will change accordingly, affecting tax expense (or benefit) for both that successive interim period as well as year-to-date interim results. In addition to the tax provision attributable to ordinary operations, the income tax expense recorded will also reflect the impact of discrete adjustments for each interim period. Our effective tax rate computation assumes that the company will achieve profitability in the future however, the company incurred a loss in 2008 and should the company continue to make losses our effective tax rate would increase.

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

In 2007, we released a portion of the valuation allowance we had recorded against our deferred tax assets based on the determination that it is more likely than not that part of the net operating loss carryforward will be realized. Recognition of the deferred tax asset was primarily based on Management’s conclusions regarding our ability to utilize net operating losses and other deferred tax assets to offset income in future periods. Although we anticipate the company will achieve profitability in the future and that some portion of the valuation allowance will subsequently be reduced, future losses might require an increase to the valuation allowance resulting in a potentially material charge to income tax expense in future periods.

Tax contingencies are provided for in accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”). Although we believe that we have appropriate support for the positions taken on our tax filings across all of the jurisdictions in which we operate, we must evaluate potential uncertainties and record a liability for our best estimate of the probable loss on these positions. We believe that our accruals related to such uncertainties are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. However, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities, necessitating a material adjustment to our income tax provision, net income, or cash flows in the period or periods in which such determination is made. The balance of unrecognized tax benefits was $10.9 million and $10.8 million at December 31, 2008 and December 31, 2007, respectively.

Estimating business restructuring accruals. We vacated excess leased facilities as a result of the restructuring plan we initiated in 2001 and subsequently expanded in 2002, 2003 and 2004. We recorded an accrual for the remaining lease liabilities of such vacated properties as well as brokerage commissions, partially offset by estimated sublease income. We estimated the costs of these excess leased facilities, including estimated costs to sublease and sublease income, based on market information and trend analysis. We continually assess our real estate portfolio and may vacate or occupy other leased space as dictated by our analysis. Actual results could differ from these estimates. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments if one, or more, of the Company’s subtenants default on their executed lease agreement(s) with the Company. In addition, actual operating expenses could differ from current estimates. In the third and fourth quarters of 2008, we recorded an accrual as a result of the implementation of a restructuring plan to reallocate certain employee related investments. The actual costs of the plan could differ from the estimates used to record the accrual.

Valuation of goodwill and identifiable intangible assets. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) , the Company assesses its goodwill for impairment on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment by comparing the fair value of the Company with its carrying amount, including goodwill. To determine the Company’s fair value, the Company employs a market capitalization approach, comparing the net book value of the Company to its market capitalization, adjusted to reflect market observed control premiums. If, under the first step, an, impairment is indicated, a second step is performed which applies additional valuation techniques to determine if there is an impairment and how much the impairment would be. This second step compares the implied fair value of the goodwill with the carrying amount of the goodwill. The implied fair value of goodwill is determined based on a variety of valuation techniques including discounted cash flows and earnings or revenue multiples. As of October 1, 2008, the Company determined the market capitalization, after considering market observed control premiums, exceeded net book value and that the remaining net goodwill balance of $121.1 million at October 1, 2008 was not considered to be impaired.

In accordance with SFAS 142, goodwill of a reporting unit shall be tested for impairment on an annual basis and between annual tests in certain circumstances. Driven by the significant decline in the market capitalization of public companies in its peer group in the fourth quarter of 2008, the Company concluded that it should again test its goodwill for impairment on December 31, 2008. In accordance with paragraph 25 of SFAS 142 the company considered a variety of industry standard revenue multiples, probability weighted, its available cash balances and market capitalization, after considering market observed control premiums. Using these reference points, the Company has determined that the remaining net goodwill balance of $121.1 million at December 31, 2008 was not considered to be impaired.

The company recognizes that, over the longer term, the market price for our stock plus an appropriate control premium should represent fair value and, if market conditions fail to improve, we may incur charges for goodwill impairment in the future, which could be significant and could have a material negative effect on our results of operations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations, expressed as a percentage of total revenues:

	Year Ended December 31,
	2008	2007	2006
Revenue:
Product license	20%	29%	34%
Services	80	71	66

Total revenue	100	100	100
Cost of revenue:
Product license	1	1	1
Amortization of acquired technology	3	3	3
Services	35	32	30

Total cost of revenue	39	36	34
Gross profit	61	64	66
Operating expenses:
Research and development	19	16	17
Sales and marketing	34	32	36
General and administrative	11	10	9
Business restructuring charges (benefits)	2	—	—
Amortization of other intangible assets	2	2	2

Total operating expenses	68	60	64

Income (loss) from operations	(7)	4	2
Other income, net	4	6	5

Income (loss) before provision for income taxes	(3)	10	7
Provision for (benefit from) income taxes	1	(3)	1

Net income (loss)	(4)%	13%	6%

Comparison of fiscal years ended December 31, 2008, 2007 and 2006 (in thousands, unless otherwise noted)

Revenue

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
Product license	$34,564	$56,059	$66,368	(38)%	(16)%
Services Revenue
Subscription services	679	11	—	Not meaningful	Not meaningful
Maintenance and support	81,072	82,315	80,218	(2)	3
Professional services	53,231	53,429	50,988	—	5

Total services revenue	134,982	135,755	131,206	(1)	3

Total revenue	$169,546	$191,814	$197,574	(12)%	(3)%

Total revenue decreased 12% in 2008 and decreased 3% in 2007. The majority of the decline in 2008 is attributable to a decline in license revenue. The decrease in revenue in 2007 is due to decreased license revenue offset by increases in both maintenance and support and professional services.

Product license. Product license revenue decreased 38% in 2008 and decreased 16% in 2007. The decrease in 2008 is due to a number of factors including a challenging economic environment, a competitive landscape and a need to improve sales and marketing effectiveness. Despite the economic uncertainty in 2009, the changes to our sales and marketing organizations discussed in the “outlook” section above will, we hope, lead to increased productivity from the sales and marketing organization and we therefore expect license revenue to be flat to up 20% year over year for the full year 2009,

Services. Services revenue decreased 1% in 2008 and increased 3% in 2007. The decrease in 2008 is primarily attributable to maintenance and support. The decrease in maintenance and support is attributable to a stronger dollar versus last year with the remainder due to lower license revenue over the past few years. The increase in 2007 is attributable to both maintenance and support and professional services. The increase in maintenance and support is attributable to good renewal rates and price increases across our customer base. The increase in professional services is due to our continued focus on providing additional capacity via third party resources. Maintenance revenue is expected to decline up to 10% year over year in 2009, primarily because maintenance from new license customers is not expected to exceed the amount of maintenance revenue decline due to customer attrition. Professional services revenue is expected to decline up to 20% compared to 2008 due to the impact of lower license sales in 2008.

During fiscal years 2008, 2007, and 2006, no single customer accounted for more than 10% of our total revenues. International revenue was $68.6 million, $67.2 million, and $74.8 million, or 40%, 35%, and 38% of total revenues, in 2008, 2007, and 2006, respectively.

Gross Profit

Cost of revenue consists of the costs of licensing third-party software incorporated into our products, the amortization of certain acquired technology and personnel and other expenses related to providing professional and maintenance and support services.

Gross profit amounts and percentages are as follows:

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
Product license	$32,650	$54,328	$63,820	(40)%	(15)%
Services:
Subscription services	(113)	11	—	Not meaningful	100
Maintenance and support	68,708	69,356	67,209	(1)	3
Professional services	7,427	4,509	3,598	65	25

Total services	76,022	73,876	70,807	3	4

Amortization of acquired technology	(5,166)	(5,016)	(5,017)	(3)	—

Total gross profit	$103,506	$123,188	$129,610	(16)%	(5)%

As a percent of sales, gross profit represented 61%, 64% and 66% in 2008, 2007 and 2006, respectively. The decline in gross profit on a percentage basis and in absolute dollars for both periods is primarily driven by the decrease in license revenues in 2008 and 2007, which have higher margins than service revenues. The decrease in gross profit, which was $19.7 million or 16% lower than 2007, is consistent with the 12% decrease in total revenue in 2008.

Operating expenses

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
Research and development	$32,834	$30,990	$34,013	6%	(9)%
Sales and marketing	57,202	62,041	70,192	(8)	(12)
General and administrative	18,394	19,564	17,941	(6)	9
Business restructuring charges (benefits)	3,720	(80)	150	Not meaningful	Not meaningful
Amortization of other intangible assets	3,387	3,384	3,720	—	(9)

Total operating expenses	$115,537	$115,899	$126,016	(0.3)%	(8)%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses increased 6% in 2008 and decreased 9% in 2007. The increase in research and development in 2008 is due to increased investment in product innovation and enhancement in order to drive long-term license revenue growth coupled with increased headcount costs following the Vidavee acquisition during Q2 2008. The decrease in research and development in 2007 is due to lower headcount related expenses as we continued to invest more heavily in our overseas development resource.

The Company did not capitalize any software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, for fiscal years 2008, 2007 and 2006, respectively.

During 2008, we used a third-party service provider in India to supply approximately half of our research and development operations. During the quarter ended September 30, 2008, we decided to establish a development center in India and entered into an amended vendor agreement to phase out our primary third-party service provider over a twelve month period. We believe a direct presence in India will achieve significant efficiencies and reduced operational costs. In addition, as a result of building out our development center we expect to incur approximately $2.5 million in additional capital expenditures.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses decreased 8% in 2008 and decreased 12% in 2007. The decrease in 2008 is as a result of decreased headcount during the third and fourth quarters of 2008, lower commissions due to lower license revenue and lower expenses due to foreign currency movements in Q3 2008 and Q4 2008. The decrease in 2007 is as a result of the attrition we experienced at the end of 2006 and the early part of 2007.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses decreased 6% in 2008 and increased 9% in 2007. The decrease in 2008 is due to lower professional services fees and bonus amounts. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on seasonality, sales cycles, regulatory requirements, legal proceedings and fees paid to outside professional service providers. The increase in 2007 is due to increased investment in outside professional services.

Business restructuring charges (benefits). Business restructuring charges (benefits) consist primarily of costs relating to a restructuring plan that took place during the third and fourth quarters of 2008, including $2.9 million in employee severance costs together with a $1 million contract termination fee associated with an amended vendor agreement executed during the third quarter (refer to the 8-K filed on August 28, 2008). These changes were offset slightly by small adjustments to facility lease commitments of which the remaining maximum lease commitment extends out to 2011. The actions taken during 2008 were designed to reallocate certain employee related investments and reduce our costs in line with our reduced revenues. These actions should drive up to a 10% reduction in our operating expenses for 2009. We anticipate cash outflow of approximately $1.4M in Q1 2009 in relation to this action which we plan to fund from operating activities. There can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change should one, or more, of the Company’s subtenants default on their executed lease agreement with the Company or actual operating expenses differ from current estimates.

Amortization of other intangible assets. Amortization of other intangible assets includes amortization of customer relationships and non-compete contracts. Amortization expenses related to acquired technology are recorded in cost of revenue. Amortization expense is recorded ratably over the estimated useful lives of the other intangible assets, which range from one to six years. Components of other intangible assets are presented in Note 4 — Intangible Assets in our Notes to Consolidated Financial Statements.

Other income, net.

Other income, net for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
Interest income	$5,096	$10,062	$9,875	(49)%	2%
Other income (expense), net	2,092	1,783	738	17	142%

	$7,188	$11,845	$10,613	(39)%	12%

Other income (expense), net is composed of recognized investment gains, foreign currency exchange realized and unrealized gains/ (losses), gains on sale of intellectual property and/or disposed equipment and purchase accounting credits.

Other income (expense), net increased in 2008 as compared to 2007 due to a $0.1 million foreign currency exchange realized and unrealized gains, a $0.1 million one-time gain on the sale of patent, and a $1.8 million one-time accrual adjustment in the fourth quarter of 2008 relating to the release of accumulated credit balances from prior acquisitions and historical provisions no longer required.

Interest income decreased in 2008 as compared to 2007 due to the lower investment fund balances and lower yields on these funds.

Provision for (benefit from) income taxes

Income tax expense consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions.

	Year Ended December 31,			2008 Compared to 2007	2007 Compared to 2006
	2008	2007	2006
Provision for income taxes	$1,433	($5,691)	$1,888	125%	(401)%

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

As of December 31, 2008, we had domestic federal net operating loss, research and development credit and capital loss carry forwards of approximately $754.0 million, $16.3 million and $15.8 million, respectively. These domestic net operating loss, research and development credit and capital loss carry forwards will expire at various dates, between 2009 and 2027, if not utilized. The Company also had foreign net operating loss carry forwards of approximately $12.8 million that are not subject to expiration.

Internal Revenue Code Section 382 and similar foreign statutes impose substantial restrictions on the utilization of net operating losses, tax credits and capital loss carry forwards in the event of an “ownership change” of a corporation. Domestic net operating loss carry forwards of approximately $184.9 million and tax credit carry forwards of $4.4 million at December 31, 2008 were incurred by businesses we acquired and are subject to annual limitation. The remaining tax attributes that would be subject to annual limitations upon an “ownership change” include domestic net operating loss carry forwards of $569.2 million, capital loss carry forwards of $15.8 million and research and development credit carry forwards of $11.9 million. Based upon a review of historical stock ownership, we do not believe we have undergone an “ownership change” that will limit our ability to utilize these tax attributes prior to their expiration. We do not have actual information of any ownership shifts that may cause an “ownership change” but due to the volatility in the stock market, if there is such change, application of the change in ownership statutes may severely limit our ability to utilize these tax attributes prior to their expiration. If a limitation is triggered from an ownership change it will significantly impact our ability to realize the benefit from our deferred tax asset, potentially resulting in impairment of substantially our entire domestic deferred tax asset of $9.0 million at December 31, 2008.

Further discussion of our provision for income taxes and our deferred tax asset and valuation allowance are presented in Note 9 — Income Taxes in our Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The following table presents selected financial statistics and information, (dollars in thousands):

	As of December 31,
	2008	2007	2006
Cash and cash equivalents	$120,348	$94,201	$98,832
Short-term investments	$18,572	$53,976	$105,622
Working capital	$111,617	$112,142	$169,268
Current ratio	2.9:1	2.4:1	3.2:1
Days of sales outstanding	60	64	61

At December 31, 2008, we had $138.9 million in cash, cash equivalents and short-term investments and no debt. We invest cash exceeding our operating requirements in short or long-term, investment-grade securities and classify these investments as available-for-sale.

Net cash provided by (used in) operating activities was $7.9 million, $29.9 million, and $27.7 million, in 2008, 2007, and 2006, respectively. The significant decrease in cash provided by operating activities in 2008 is primarily due to a net loss of $6.3 million in 2008 vs. net income of $17.4 million in 2007 (not including the $7.4 million deferred tax valuation allowance adjustment recorded in 2007). Although the net change in operating assets and liabilities remained relatively flat from 2007 to 2008, certain working capital items fluctuated significantly year over year, including accounts receivable, accounts payable and accrued expenses. The significant year over year decrease in accounts receivable is due to lower license sales in 2008 vs. 2007. The significant year over year decrease in accounts payable is due to the timing of payments, particularly large rent and OEM payments. The significant year over year decrease in accrued expenses is primarily due to lower employee accruals for commissions and bonuses (due to weaker company performance in 2008), lower OEM accrual balances and the one-time accrual adjustment of $1.8 million recorded during the fourth quarter of 2008. For 2009, we expect that cash flow from operations will be modestly positive.

Net cash provided by (used in) investing activities was $54.2 million, $34.5 million, and $(46.4) million, in 2008, 2007, and 2006, respectively. The increase in investing inflows is driven by a move in 2007 to hold more of our cash in shorter term assets offset slightly with the Vidavee acquisition in the second quarter of 2008. We expect that our future investing activities will generally consist of capital expenditures to support our future needs, investment in securities to maximize investment yields while preserving cash flow for operational purposes and acquisition of intellectual property or complementary businesses to expand our market share. The increase in investing cash flows for 2007 was due to the maturity of short-term investments, the proceeds from which were utilized in our share repurchase program.

Net cash provided by (used in) financing activities was $(32.2) million, $(70.3) million, and $(7.7) million in 2008, 2007, and 2006, respectively. Our financing activities consisted of purchases of our common stock in the open market in accordance with our stock repurchase program and proceeds from issuing shares to meet the requirements of employee stock option exercises and the employee stock purchase plan. The decrease in net cash used in financing activities in 2008 is the results of a decline in share repurchase activity, offset slightly by a decrease in proceeds received from the issuance of common stock.

Even after considering the current economic environment, we believe that we have sufficient capital resources to meet our working capital, capital expenditure and investment requirements for at least the next 12 months.

Contractual Obligations

The following table summarizes our significant contractual obligations (in thousands) at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$13,564	$4,537	$5,844	$1,680	$1,503
Operating sublease income	(1,994)	(1,027)	(967)	—	—

Net operating lease obligations	$11,570	$3,510	$4,877	$1,680	$1,503
Third party royalty obligations	$1,147	$1,046	$77	$24	$—

The expected timing of payment of the obligations detailed above is estimated based on current information. Timing of payments and actual amounts paid may differ from our estimates.

Lease Commitments

The Company leases its office facilities and various equipment under operating lease agreements having expiration dates through 2017. The Company has operating leases for facilities with escalating rents. Pursuant to SFAS 13 — Accounting for Leases, the Company recognizes rent expense on a straight line basis over the lease term. Rent expense, excluding vacated properties, for the years ended December 31, 2008, 2007 and 2006 was $3.6 million, $3.5 million, and $5.0 million, respectively. At December 31, 2008, estimated future rents receivable from signed sublease agreements are $2.0 million through 2011. Future minimum payments as of December 31, 2008 under our lease obligations, including operating lease commitments for all vacated properties, are included in the table above (in thousands).

Third Party Royalty Obligations

The Company’s business practice, in part, is to resell bundled or un-bundled third party software. All of our resell items are based on OEM agreements signed between the third party and Vignette having expiration dates through 2013. Future minimum third party royalty obligation as of December 31, 2008 under our current OEM agreements, are included in the table above (in thousands).

Product Warranties

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically, such costs have not been material.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States of America and accordingly, the majority of our transactions are denominated in U.S. Dollars. We have operations throughout the Americas, Europe, Asia and Australia where transactions are denominated in the local currency of each location. Fluctuations in the exchange rates between the local currencies of Europe, Latin America, Asia Pacific, and the United States, particularly the Brazilian Real, Euro, British Pound and Australian Dollar, may harm our business. We are exposed to movements in foreign currency exchange rates because we translate foreign currency balances into United States Dollars for financial reporting purposes. Our primary exposures relate to sales, operating expenses, cash and intercompany balances that are not United States Dollar-denominated. To the extent our international operations continue to grow, currency fluctuations could have a material adverse impact on our consolidated financial condition and results of operations. During 2008, the Company’s consolidated cash balance decreased $3.8 million as a result of translating foreign currency balances into U.S. Dollars. During 2008, the impact on operations was immaterial as the negative impact to revenue was offset by the positive impact to expenses.

We utilize foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies and therefore, financial reporting of our foreign operations is subject to foreign currency risk. Gains and losses on hedging contracts are reflected currently in other income, net. Under our policy, we may enter into foreign currency forward contracts for a term of up to one year. We do not invest in contracts for speculative purposes. Our foreign exchange exposures are monitored regularly to ensure the overall effectiveness of our foreign currency hedge positions. Our program is not designed to hedge all currency risk, but is designed to mitigate large foreign currency exposures recorded on our balance sheet. As part of this monitoring program, in order to evaluate the effectiveness of our hedging practices, in the second quarter of 2007 we did not replace foreign currency hedge positions which expired. After a period of monitoring our unhedged positions, we re-engaged our foreign currency hedge program in the fourth quarter of 2008 to focus on individual significant foreign currency exposures. For the year ended December 31, 2008, 2007 and 2006, the Company realized a loss on foreign currency contracts of $0.2 million, $0.3 million and $13,000, respectively. At December 31, 2008, the notional value of the foreign currency contracts was $1.3 million and, based on the applicable exchange rates, the fair value of derivative financial instruments was a liability of $99,000. At December 31, 2007 we had no foreign currency contracts outstanding.

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

Our cash and cash equivalents consisted primarily of commercial paper and money market funds. Short-term investments consist of cash collateral pledged for certain lease and tax obligations and marketable securities including corporate notes, corporate bonds and medium-term notes in large U.S. institutions and governmental agencies. Our marketable securities that are classified as short-term investments will mature in less than one year from the Company’s balance sheet date. These securities are classified as available-for-sale and are recorded at their estimated fair value. The Company held no auction rate securities at December 31, 2008 or December 31, 2007.

Long-term investments. At December 31, 2008 long-term investments consisted of cash collateral pledged for certain lease and tax obligations and a limited partnership interest in a technology incubator. We periodically analyze our long-term investments for impairments that could be considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions which reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of such review, the Company recognized no impairment charges during 2008, 2007, or 2006.

We held $3.8 million and $5.3 million in restricted investments at December 31, 2008 and December 31, 2007, respectively. At December 31, 2007, restricted investments consisted of a certificate of deposit and investment grade securities placed with a high credit quality financial institution. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist or until the tax obligations are settled. The average yield of these investments is approximately 2.31%.

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

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, our management, including, the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our independent registered accounting firm, Grant Thornton LLP, audited our consolidated financial statements, and independently assessed the effectiveness of our internal control over financial reporting. Grant Thornton LLP has issued their report, which is included in the Reports of Independent Registered Public Accounting Firm in this Form 10-K.

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

The information required by this item is incorporated herein by reference to the information under the sections entitled “Proposal No. 1 — Election of Directors,” “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” “Code of Ethics” and “Statement on Corporate Governance” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 22, 2009. We anticipate filing the Proxy Statement within 120 days of the end of our fiscal year ended December 31, 2008.

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

(b) Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference	File Furnished Herewith
2.1	Vidavee Merger Agreement	Company’s Form 10Q filed on May 7, 2008 (File No. 000-25375)

3.1	Certificate of Incorporation of the Registrant.	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

3.2	Amendment to Certificate of Incorporation of the Registrant.	Company’s definitive Proxy Statement for Special Meeting of Stockholders, dated February 17, 2000

3.3	Bylaws of the Registrant.	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.	Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375)

Exhibit Number	Exhibit Description	Incorporated by Reference	File Furnished Herewith
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation.	Company’s Form 8K filed on June 10, 2005 (File No. 000-25375)

4.1	Reference is made to Exhibits 3.1, 3.2. and 3.3.

4.2	Specimen common stock certificate.	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

4.3	Rights Agreement dated April 25, 2002 between the Company and Mellon Investor Services, LLC.	Company’s Registration Statement on Form 8-A filed on April 30, 2002 (File No. 000-25375)

10.1	Form of Indemnification Agreements.	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

10.2	1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

10.3	1999 Equity Incentive Plan.	Company’s Registration Statement on Form S-1, as amended (File No. 333-68345)

10.4	1999 Supplemental Stock Option Plan.	Company’s Form 10-K filed on March 28, 2003 (File No. 000-25375)

10.5	Lease Agreement dated March 3, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.	Company’s Form 10-K/A filed on March 30, 2001 (File No. 000-25375)

10.6	First Amendment to Lease Agreement dated September 1, 2000 between the Registrant and Prentiss Properties Acquisition Partners, L.P.	Company’s Form 10-K/A filed on March 30, 2001 (File No. 000-25375)

10.7	Sublease dated September 26, 2000 among the Registrant, Aptis, Inc. and Billing Concepts Corp.	Company’s Form 10-K/A filed on March 30, 2001 (File No. 000-25375)

10.8	Stock Option Agreement — Bryce M. Johnson.*	Company’s Form 10-K filed on March 28, 2003 (File No. 000-25375)

10.9	Share Sale Agreement dated January 16, 2004 between the Registrant and Tower Technology Pty Limited.	Company’s Form 8-K filed on March 5, 2004 (File No. 000-25375)

Exhibit Number	Exhibit Description	Incorporated by Reference	File Furnished Herewith
10.10	Notice of Stock Option Grant and Stock Option Agreement — 1999 Supplemental Stock Option Plan.	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.11	1999 Non-Employee Director Option Plan.	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.12	Notice of Stock Option Grant and Stock Option Agreement — 1999 Non-Employee Director Automatic Option Plan.	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.13	Notice of Stock Option Grant and Stock Option Agreement — 1999 Equity Incentive Plan.	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.14	Lease Agreement dated January 31, 2002 between the Registrant and Prentiss Properties Acquisition Partners, L.P.	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.15	First Amendment to Lease Agreement dated November 12, 2001 between the Registrant and Prentiss Properties Acquisition Partners, L.P.	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.16	Second Amendment to Lease Agreement dated July 22, 2003 between the Registrant and Prentiss Properties Acquisition Partners, L.P.	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.17	Notice of Restricted Stock Award and Restricted Stock Agreement — 1999 Equity Incentive Plan.	Company’s Form 10K filed on March 15, 2005 (File No. 000-25375)

10.18	Amended and restated Master Services Agreement with Virtusa Corporation.	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.19	The amended Vignette Corporation Employee Stock Purchase Plan.	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.20	The amended Vignette Corporation International Employee Stock Purchase Plan.	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.21	Michael A. Aviles Stock Option Agreement.*	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

Exhibit Number	Exhibit Description	Incorporated by Reference	File Furnished Herewith
10.22	Michael A. Aviles Restricted Stock Agreement.*	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.23	Offer Letter Agreement with Michael A. Aviles.*	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.24	Michael A. Aviles Separation Agreement.*	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.25	Notice of Restricted Stock Award and Restricted Stock Agreement for Board of Director members under the 1999 Equity Incentive Plan.	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.26	Notice of Stock Option Grant and Option Agreement for Board of Director members under the 1999 Equity Incentive Plan.	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.27	Offer Letter Agreement with Gayle Wiley.*	Company’s Form 10K filed on March 15, 2006 (File No. 000-25375)

10.28	Amended and Restated 1999 Equity Incentive Plan dated May 26, 2006.	Company’s Form 10Q filed on August 9, 2006 (File No. 000-25375)

10.29	Offer Letter Agreement with T. Patrick Kelly.*	Company’s Form 10Q filed on August 9, 2006 (File No. 000-25375)

10.30	T. Patrick Kelly Stock Option Agreement.*	Company’s Form 10Q filed on August 9, 2006 (File No. 000-25375)

10.31	T. Patrick Kelly Restricted Stock Agreement.*	Company’s Form 10Q filed on August 9, 2006 (File No. 000-25375)

10.32	Offer Letter Agreement with Alex Shootman.*	Company’s Form 10Q filed on November 8, 2006 (File No. 000-25375)

10.33	Offer Letter Agreement with Somesh Singh.*	Company’s Form 10K filed on March 11, 2008 (File No. 000-25375)

10.34	Severance Letter Agreement with Michael A. Aviles.*	Company’s Form 10Q filed on May 7, 2008 (File No. 000-25375)

Exhibit Number	Exhibit Description	Incorporated by Reference	File Furnished Herewith
10.35	Severance Letter Agreement with T. Patrick Kelly.*	Company’s Form 10Q filed on May 7, 2008 (File No. 000-25375)

10.36	Severance Letter Agreement with Bryce M. Johnson.*	Company’s Form 10Q filed on May 7, 2008 (File No. 000-25375)

10.37	Severance Letter Agreement with Alex Shootman.*	Company’s Form 10Q filed on May 7, 2008 (File No. 000-25375)

10.38	Severance Letter Agreement with Somesh Singh.*	Company’s Form 10Q filed on May 7, 2008 (File No. 000-25375)

10.39	Amended and Restated Master Service Agreement with Virtusa Corporation.	Company’s Form 10Q filed on November 7, 2008 (File No. 000-25375)

10.40	Separation Agreement with Alex Shootman.*	Company’s Form 10Q filed on November 7, 2008 (File No. 000-25375)

21.1	Subsidiaries List.		X

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.		X

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.		X

*	Management agreement or compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vignette Corporation (Registrant)

BY:	/s/ T. PATRICK KELLY
T. Patrick Kelly Chief Financial Officer

Dated: March 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL A. AVILES Michael A. Aviles	President, Chief Executive Officer and Director	March 10, 2009

/s/ T. PATRICK KELLY T. Patrick Kelly	Chief Financial Officer	March 10, 2009

/s/ JAN H. LINDELOW Jan H. Lindelow	Chairman of the Board of Directors	March 10, 2009

/s/ HENRY T. DENERO Henry T. DeNero	Director	March 10, 2009

/s/ KATHLEEN EARLEY Kathleen Earley	Director	March 10, 2009

/s/ JOSEPH M. GRANT Joseph M. Grant	Director	March 10, 2009

/s/ JEFFREY S. HAWN Jeffrey S. Hawn	Director	March 10, 2009

/s/ MICHAEL D. LAMBERT Michael D. Lambert	Director	March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Vignette Corporation

We have audited the accompanying consolidated balance sheet of Vignette Corporation and subsidiaries (a Delaware Corporation) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vignette Corporation as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vignette Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, TX

March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Vignette Corporation

We have audited Vignette Corporation and subsidiaries (a Delaware Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vignette Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Vignette Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Vignette Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of Vignette Corporation as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 and our report dated March 10, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, TX

March 10, 2009

VIGNETTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$120,348	$94,201
Short-term investments	18,572	53,976
Accounts receivable, net of allowance of $676 and $2,133 as of December 31, 2008 and 2007, respectively	24,564	37,229
Prepaid expenses and other current assets	6,148	5,336

Total current assets	169,632	190,742
Property and equipment:
Equipment	527	959
Computers and purchased software	23,932	30,686
Furniture and fixtures	2,323	2,971
Leasehold improvements	4,612	5,586

	31,394	40,202
Accumulated depreciation	(25,413)	(33,529)

	5,981	6,673
Long-term investments	4,945	33,521
Goodwill	121,090	115,808
Other intangible assets, net of accumulated amortization of $95,253 and $86,701 as of December 31, 2008 and 2007, respectively	10,639	17,500
Other assets	12,156	13,889

Total assets	$324,443	$378,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses:
Accounts payable	$3,015	$7,507
Accrued employee liabilities	7,581	13,660
Accrued treasury stock liability	—	1,291
Accrued restructuring charges	2,142	1,555
Accrued professional fees	3,782	3,490
Accrued sales and marketing expenses	865	1,258
Accrued other charges	2,491	9,394

Total accounts payable and accrued expenses	19,876	38,155
Deferred revenue	32,605	36,047
Other current liabilities:
Accrued income taxes	3,749	2,659
Accrued other taxes	1,785	1,739

Total other current liabilities	5,534	4,398

Total current liabilities	58,015	78,600
Accrued restructuring charges, net of current portion	1,093	1,843
Deferred revenue, less current portion	983	858

Total liabilities	60,091	81,301
Shareholders’ equity:
Common stock — $0.01 par value; 500,000,000 shares authorized; 23,698,945 and 25,797,102 shares issued and outstanding December 31, 2008 and 2007, respectively (net of treasury shares of 7,579,366 and 5,015,639 as of December 31, 2008 and 2007, respectively)	237	258
Additional paid-in capital	2,656,743	2,681,677
Accumulated other comprehensive income	1,452	2,701
Retained earnings	(2,394,080)	(2,387,804)

Total shareholders’ equity	264,352	296,832

Total liabilities and shareholders’ equity	$324,443	$378,133

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Product license	$34,564	$56,059	$66,368
Services	134,982	135,755	131,206

Total revenue	169,546	191,814	197,574
Cost of revenue:
Product license	1,914	1,731	2,548
Amortization of acquired technology	5,166	5,016	5,017
Services	58,960	61,879	60,399

Total cost of revenue	66,040	68,626	67,964

Gross profit	103,506	123,188	129,610
Operating expenses:
Research and development	32,834	30,990	34,013
Sales and marketing	57,202	62,041	70,192
General and administrative	18,394	19,564	17,941
Business restructuring (benefit) charges	3,720	(80)	150
Amortization of intangible assets	3,387	3,384	3,720

Total operating expenses	115,537	115,899	126,016

Income (loss) from operations	(12,031)	7,289	3,594
Other income, net	7,188	11,845	10,613

Income (loss) before provision for income taxes	(4,843)	19,134	14,207
Provision for (benefit from) income taxes	1,433	(5,691)	1,888

Net income (loss)	$(6,276)	$24,825	$12,319

Basic net income (loss) per share	$(0.27)	$0.90	$0.42

Diluted net income (loss) per share	$(0.27)	$0.89	$0.41

Shares used in computing basic net income (loss) per share	23,587	27,501	29,658
Shares used in computing diluted net income (loss) per share	23,587	27,783	29,878

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders Equity
Balance as of December 31, 2005	29,546,137	$296	$2,753,557	$1,204	$(2,424,948)	$330,109

Issuance of common stock pursuant to employee stock purchase plan	98,775	1	1,109	—	—	1,110
Stock options exercised	370,194	3	3,749	—	—	3,752
Forfeiture of restricted stock grants	(21,574)	—	—	—	—	—
Stock compensation related to stock option and restricted stock grants	201,186	2	3,187	—	—	3,189
Purchases of treasury stock	(815,750)	(8)	(13,656)	—	—	(13,664)
Components of comprehensive income:
Net income	—	—	—	—	12,319	12,319
Change in unrealized investment gain (loss) on available-for-sale securities — cumulative unrealized investment loss on short-term investments of $(16) at December 31, 2005	—	—	—	(6)	—	(6)
Change in foreign currency translation adjustment — cumulative translation gain of $1,220 at December 31, 2005	—	—	—	978	—	978

Total comprehensive income						13,291

Balance as of December 31, 2006	29,378,968	$294	$2,747,946	$2,176	$(2,412,629)	$337,787

Issuance of common stock pursuant to employee stock purchase plan	84,058	1	940	—	—	941
Stock options exercised	244,759	2	2,945	—	—	2,947
Forfeiture of restricted stock grants	(28,505)	—	(55)	—	—	(55)
Stock compensation related to stock option and restricted stock grants	317,711	3	4,227	—	—	4,230
Purchases of treasury stock	(4,199,889)	(42)	(74,326)	—	—	(74,368)
Components of comprehensive income:
Net income	—	—	—	—	24,825	24,825
Change in unrealized investment gain (loss) on available-for-sale securities — cumulative unrealized investment loss on short-term investments of $(26) and investment gain on long-term investments of $5 at December 31, 2006	—	—	—	162	—	162
Change in foreign currency translation adjustment — cumulative translation gain of $2,197 at December 31, 2006	—	—	—	363	—	363

Total comprehensive income						25,350

Balance as of December 31, 2007	25,797,102	$258	$2,681,677	$2,701	$(2,387,804)	$296,832

Issuance of common stock pursuant to employee stock purchase plan	75,951	1	820			821
Stock options exercised	54,518	1	605			606
Forfeiture of restricted stock grants	(166,335)	(2)	(132)			(134)
Stock compensation related to stock option and restricted stock grants	391,146	4	5,908			5,912
Purchases of treasury stock	(2,453,437)	(25)	(32,135)			(32,160)
Components of comprehensive income:
Net income	—	—	—		(6,276)	(6,276)
Change in unrealized investment gain (loss) on available-for-sale securities — cumulative unrealized investment gain on short-term investments of $74 and investment gain on long-term investments of $67 at December 31, 2007	—	—	—	(87)		(87)
Change in foreign currency translation adjustment — cumulative translation gain of $2,560 at December 31, 2007	—	—	—	(1,162)		(1,162)

Total comprehensive income						(7,525)

Balance as of December 31, 2008	23,698,945	$237	$2,656,743	$1,452	$(2,394,080)	$264,352

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income (loss)	$(6,276)	$24,825	$12,319
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation	4,154	3,884	4,752
Amortization of intangible assets	8,553	8,400	8,736
Loss (gain) on sale of patent	(150)	(263)	—
Loss (gain) on disposal of fixed assets	(36)	(25)	(12)
Loss (gain) on sale of equity investments	—	—	(604)
Non-cash stock based compensation expense	5,912	4,230	3,189
Non-cash restructuring charges/(benefits)	1,362	(80)	150
Non-cash purchase accounting credits	—	(694)	(682)
Non-cash deferred tax valuation allowance adjustment	—	(7,354)	—
Other non-cash charges (credits), net	(2,046)	89	1,201
Changes in operating assets and liabilities
Accounts receivable, net	10,735	(1,036)	3,449
Prepaid expenses and other assets	702	(691)	1,350
Accounts payable	(4,429)	4,570	(1,192)
Accrued expenses	(11,607)	(855)	(813)
Accrued restructuring expenses	—	3	(2,809)
Deferred revenue	(390)	(1,516)	(1,986)
Other assets and liabilities	1,456	(3,586)	664

Net cash provided by (used in) operating activities	7,940	29,901	27,712
Investing activities:
Purchase of property and equipment	(3,016)	(3,601)	(3,549)
Proceeds from sale of patent	150	300	—
Maturity of restricted investments	1,293	1,154	894
Purchase of short-term investments	(22,010)	(49,738)	(150,168)
Maturity of short-term investments	57,759	101,422	117,494
Purchase of long-term investments	(6,624)	(20,937)	(11,688)
Maturity of long-term investments	33,653	5,601	—
Purchase of business, net of cash acquired	(6,981)	—	—
Proceeds from sale of equity securities	—	222	604
Other	(45)	42	27

Net cash provided by (used in) investing activities	54,179	34,465	(46,386)
Financing activities:
Payments for treasury shares at cost	(33,451)	(74,159)	(12,582)
Proceeds from issuance of common stock	1,292	3,833	4,862

Net cash provided by (used in) financing activities	(32,159)	(70,326)	(7,720)
Effect of exchange rate changes on cash and cash equivalents	(3,813)	1,329	1,122

Net change in cash and cash equivalents	26,147	(4,631)	(25,272)
Cash and cash equivalents at beginning of period	94,201	98,832	124,104

Cash and cash equivalents at end of period	$120,348	$94,201	$98,832

Supplemental disclosure of cash flow information:
Interest paid	18	30	1
Income taxes paid	1,035	1,023	730
Noncash activities:
Liability incurred to purchase common stock	—	1,291	1,082

The accompanying notes are an integral part of these consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 1 — Business

Vignette Corporation, along with its wholly-owned subsidiaries (collectively, the “Company” or “Vignette”), provides Web content management, intranet solutions, social media, experience optimization, video, rich media and transactional content management solutions. Our solutions give organizations the capability to provide a personalized and highly engaging Web experience. In addition to creating high-value interactions through their Web presence, Vignette customers are also able to integrate systems and information from inside and outside the organization; manage the lifecycle of enterprise information; and collaborate by supporting ad-hoc and process-based information sharing. Together, our products and expertise help companies harness the power of their information and the Web to deliver high-value interactions, build communities online and meet users’ demands for any content, at anytime, anywhere, on the device of the user’s choosing.

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

NOTE 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accruals for facility lease commitments vacated as a result of both its business restructuring and business acquisitions. During the year ended December 31, 2008, the Company continued to execute on its existing business restructuring plan. It is reasonably possible that sublease assumptions could change further in the near term, requiring adjustments to future income.

The Company periodically reviews the valuation and amortization of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or useful life. During the years ended December 31, 2008 and December 31, 2007, no changes to the established estimated lives for identifiable intangible assets were made and no impairment charges were deemed necessary.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Where software licenses are sold with maintenance and support or other services, we allocate the total fee to the various elements based on the fair values of the elements specific to us. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is measured by the renewal rate. For all of our multiple element contracts where software license is one of the delivered elements we use the residual method. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value and the remaining arrangement fee, including any discount, is then allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount.

Revenue allocated to product license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant remaining obligations with regard to implementation are outstanding and collection of a fixed or determinable fee is reasonably assured. We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable and such amounts are recognized as revenue as they become due. If collectibility is not considered reasonably assured, revenue is recognized when the fee is collected. For software arrangements where we are obligated to perform professional services for implementation of the product, we evaluate whether delivery has occurred upon shipment of software or upon completion of services and if the customer payment is reasonably assured. This evaluation is made based on various factors such as the nature of the services work, order type (e.g. initial vs. follow-on), customer’s payment history, if such services are available from other vendors, if we have sufficient experience in providing such services, etc. In the instances where delivery is deemed not to have occurred upon shipment based on the aforementioned factors, license revenue is recognized as our obligations under the implementation are met.

Revenue from perpetual licenses that include unspecified, additional software products is recognized ratably over the term of the arrangement, beginning with the delivery of the first product.

Revenue allocated to maintenance and support services is recognized ratably over the maintenance term.

Revenue allocated to subscription services, including implementation and set-up fees, is recognized ratably over the term of the arrangement beginning on the commencement dates of each contract. We recognize professional services sold with an initial subscription order over the term of the related subscription contract as these services are considered to be inseparable from the subscription service.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability (i.e. default rates, credit risks, loss severities).

3.	Level 3 Inputs – Used to measure fair value assets and liabilities that little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Short-term investments consisted of the following (in thousands):

	Fair Value Hierarchy	December 31, 2008	December 31, 2007
Restricted investments	Level 1	$671	$—
Short-term marketable securities	Level 1	17,901	53,976

Total short-term investments		$18,572	$53,976

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

Short-term marketable securities are classified as “available-for-sale” and are presented at estimated fair value with any unrealized gains or losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the periods presented. Short-term marketable securities consist of the following (in thousands):

	December 31, 2008			December 31, 2007
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$—	$—	$—	$18,567	$74	$18,641
Corporate notes	17,847	54	17,901	35,335	—	35,335

	$17,847	$54	$17,901	$53,902	$74	$53,976

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer collections could differ from our estimates. For example, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We write off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of short-term investments; trade accounts receivable and restricted investments. The Company’s short-term investments and restricted investments are placed with high credit quality financial institutions.

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

	Balance at Beginning of Period	Charged to Expense, net of Recoveries	Adjustments from Business Combinations	Deduction of Uncollectible Accounts	Balance at End of Period
Year ended December 31, 2008	$2,133	548	25	(2,030)	$676
Year ended December 31, 2007	$2,600	503	—	(970)	$2,133
Year ended December 31, 2006	$1,383	1,459	—	(242)	$2,600

No customers accounted for more than 10% of the Company’s total revenue or accounts receivable during the years ended December 31, 2008, 2007, or 2006.

Long-Term Investments

Long-term investments consisted of the following (in thousands):

	Fair Value Hierarchy	December 31, 2008	December 31, 2007
Restricted investments	Level 1	$3,839	$5,319
Long-term marketable securities	Level 1	—	27,096
Limited partnership interest	N/A	1,106	1,106

Total long-term investments		$4,945	$33,521

The Company holds restricted investments in the form of a certificate of deposit and investment grade securities placed with high credit quality financial institutions. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist or until the tax obligations are settled. The average yield of these investments is approximately 2.31%.

Long-term marketable securities are classified as “available-for-sale”, have remaining maturities of greater than one year from the balance sheet date and are presented at estimated fair value with any unrealized gains or

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses included in other comprehensive income (loss). Realized gains and losses are computed based on the specific identification method. Realized gains and losses were not material for the periods presented.

Long-term marketable securities consist of the following (in thousands):

	December 31, 2008			December 31, 2007
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Municipal and U.S. Government agencies	$—	$—	$—	$5,109	$4	$5,113
Corporate notes	—	—	—	21,920	63	21,983

	$—	$—	$—	$27,029	$67	$27,096

The Company holds a less than 20% interest in, and does not exert significant influence over, a limited partnership interest in a technology incubator. The Company, therefore, applies the cost method.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions that reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized no impairment charges in fiscal 2008, 2007, and 2006.

Financial Instruments

The reported amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivables, accounts payable and accrued liabilities approximate fair value based on the short term nature of these items. We utilize foreign currency forward contracts to hedge foreign currency-denominated payables and receivables. To date, we have not hedged forecasted transactions or firm commitments denominated in foreign currencies and therefore, financial reporting of our foreign operations is subject to foreign currency risk. Gains and losses on hedging contracts are reflected currently in other income, net. Under our policy, we may enter into foreign currency forward contracts for a term of up to one year. We do not invest in contracts for speculative purposes. Our foreign exchange exposures are monitored regularly to ensure the overall effectiveness of our foreign currency hedge positions. Our program is not designed to hedge all currency risk, but is designed to mitigate large foreign currency exposures recorded on our balance sheet. As part of this monitoring program, in order to evaluate the effectiveness of our hedging practices, in the second quarter of 2007 we did not replace foreign currency hedge positions which expired and re-engaged our foreign currency hedge program in the fourth quarter of 2008. For the year ended December 31, 2008, 2007 and 2006, the Company realized a loss on foreign currency contracts of $0.2 million, $0.3 million and $13,000, respectively. At December 31, 2008, the notional value of the foreign currency contracts was $1.3 million and, based on the applicable exchange rates, the fair value of derivative financial instruments was a liability of $99,000. At December 31, 2007 we had no foreign currency contracts outstanding.

At December 31, 2008 we had no foreign currency contracts outstanding. Foreign currency contracts are classified on the balance sheet in “Prepaid expenses and other” or in “Other current liabilities.”

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2008, the Company disposed of approximately $11.4 million of fully depreciated assets as part of its annual inventory and useful life evaluation. In addition, during the second quarter of 2008, the Company added $0.8 million of assets as part of its acquisition of Vidavee — see Note 3 for further details.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“Statement 144”), warrant adjustment to such carrying amounts. In reviewing the carrying amounts of long-lived assets, the Company considers, among other factors, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. Based on this review no such impairment charges were recorded in 2008, 2007 or 2006.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination.

Other intangible assets are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from one to six years. Amortization of acquired technology is considered a cost of revenue and is presented as “Amortization of acquired technology” in the consolidated statements of operations. Amortization of non-compete contracts, customer relationships, trademarks and capitalized research is considered operating expense and included in “Amortization of intangible assets” in the consolidated statements of operations. The Company periodically reviews the estimated useful lives of its other intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life.

The Company periodically assesses its intangible assets, including goodwill, for indications of impairment. Based on this assessment no such impairment charges were recorded in 2008, 2007 or 2006.

Comprehensive Income

The Company’s comprehensive income is included as a component of shareholders’ equity and is composed of net income, foreign currency translation adjustments and unrealized gains and losses on investments designated as available-for-sale. See the components of comprehensive income for the years ended December 31, 2006, 2007 and 2008, including their ending balances and period changes, included in the Consolidated Statements of Changes in Shareholders’ Equity at page F-5 of this Form 10-K.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development

Research and development expense consists primarily of personnel costs to support product development and is expensed as incurred.

The Company evaluates costs related to certain software development activities in accordance with Statement of Financial Accounting Standards 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“Statement 86”). Under Statement 86, capitalization commences when technological feasibility has been established and ceases when the product is available for general release to customers. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. To date, the time between achieving technological feasibility and the general availability of software has been short and internal costs qualifying for capitalization have been insignificant. During fiscal years 2008, 2007 and 2006 no such costs were capitalized.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the respective local currency. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income statement items are translated to U.S. dollars at average exchange rates prevailing during the period. Accumulated net translation adjustments are recorded in “Accumulated other comprehensive income,” a separate component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in other income, net in the consolidated statements of operations. Gains and losses from foreign currency denominated transactions amounted to a $0.1 million gain, a $0.2 million gain and a $0.6 million loss for the years ended December 31, 2008, 2007 and 2006, respectively.

Share Based Payments

At December 31, 2008, the Company has five stock based compensation plans which are described more fully in Note 5. The fair value method has been applied using the modified prospective method, under which compensation cost has been recognized beginning January 1, 2006 for all share-based payments granted or modified after that date and for all awards granted to employees prior to that date that were unvested on January 1, 2006.

For the year ended December 31, 2008, the Company recognized $5.9 million for stock based compensation. The expense includes $2.5 million for stock options, $3.0 million for restricted stock awards and $0.4 million for the employee stock purchase plan (“ESPP”). For the year ended December 31, 2007, the Company recognized $4.2 million for stock based compensation. The expense includes $2.0 million for stock options, $1.8 million for restricted stock awards and $0.4 million for the employee stock purchase plan. The Company recognized $3.2 million in the year ended December 31, 2006, for stock based compensation. This expense includes $1.7 million for stock options, $1.1 million for restricted stock awards and $0.4 million for the employee stock purchase plan. The tables below present the costs recorded related to stock based compensation and the effect of stock based compensation on earnings per share for the years ended December 31, 2008, 2007 and 2006, respectively:

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock compensation expense is attributable to the following cost categories (in thousands):

	For The Year Ended December 31,
	2008	2007	2006
Cost of revenue — services	$475	$290	$420
Research and development	1,033	511	278
Sales and marketing	750	907	706
General and administrative	3,654	2,522	1,790

Total stock based compensation	$5,912	$4,230	$3,194

	For The Year Ended December 31,
	2008	2007	2006
Effect of stock based compensation on earnings per share:
Basic	$0.25	$0.15	$0.11
Diluted	$0.25	$0.15	$0.11

Product Warranties

The Company offers warranties to its customers which require the Company to replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically such costs have not been material.

Advertising Costs

Advertising costs are expensed as incurred. The company did not recognize any material advertising expenses for the years ended December 31, 2008, 2007, and 2006, respectively.

Taxes Collected from Customers

In the course of doing business the Company collects various taxes from customers including, but not limited to, sales taxes and value added taxes and goods and services taxes. It is the Company’s policy to record these on a net basis in the consolidated statement of operations and, therefore, we do not include taxes collected from customers as a component of revenue.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 provides specific guidance for recognition, measurement and disclosure of uncertain tax positions that meet a more-likely-than-not threshold.

Earnings Per Share

Basic net income (loss) per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. Diluted earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, shares to be purchased under the employee stock purchase plan, and unvested restricted stock is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options and restricted stock (RSA). Additionally, the exercise of common stock options and the vesting of restricted stock can increase shares outstanding and has a dilutive effect on earnings per share. The Company excludes outstanding stock options from the computation of diluted earnings per share when such inclusion would be anti-dilutive. The Company excluded 2.4 million outstanding out-of-the-money stock options for the year ended December 31, 2008. For the years ended December 31, 2007 and 2006 the Company excluded 0.8 million and 1.4 million out-of-the-money outstanding stock options, respectively.

For the year ended December 31, 2008, diluted net loss per share is presented at the basic net loss per share amount as the effect of the assumed RSA vesting, stock option exercises and ESPP purchases are anti-dilutive. For the year ended December 31, 2008, the Company had in-the-money outstanding RSA grants and common stock options of 193,605 calculated under the treasury stock method. Such outstanding in-the-money RSA grants and common stock options have been excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, respectively (in thousands except per share data):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net income (loss)	$(6,276)	$24,825	$12,319
Denominator:
Weighted Average Shares Outstanding:
Weighted-average shares outstanding, excluding unvested restricted stock	23,587	27,501	29,658
Stock Options, ESPP and restricted shares	—	282	220
Diluted	23,587	27,783	29,878
Earnings per common share:
Basic	$(0.27)	$0.90	$0.42
Diluted	$(0.27)	$0.89	$0.41

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segments

The Company applies Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, and considers its business activities to constitute a single segment.

Employee 401(k) Plan

In 1997, the Company established a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986 (“The Plan”). Participants are allowed to make voluntary contributions to the Plan up to 25% of compensation. The Company can make discretionary contributions to the Plan of amounts determined and authorized by the Company’s Board of Directors up to the maximum amounts permitted by the Internal Revenue Service (“IRS”). Participants direct the investment allocation of all contributions. Contributions are subject to limitations imposed by the Internal Revenue Code (the “Code”). For the year ended December 31, 2006, the Company chose to match the first one thousand dollars of each participant’s contributions for a total company contribution of $286,000. For the years ended December 31, 2008 and 2007, the Company chose to match 50% of the first four thousand dollars of each participant’s contributions for a total company contribution of $576,000 and $528,000, respectively.

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

Through fiscal year December 2008, the Company currently recorded all changes to a valuation allowance for acquired deferred tax assets or the effect of changes in an acquired tax position that occur after the acquisition date by initially reducing the related goodwill to zero, next by reducing other noncurrent intangible assets related to the acquisition to zero and lastly by reducing income tax expense. However, Statement 141R amends Statement 109 and Interpretation 48 to require the Company to recognize changes to the valuation allowance for an acquired deferred tax asset or the effect of changes to an acquired tax position as adjustments to income tax expense or contributed capital, as appropriate, and not as adjustments to goodwill. This accounting under Statement 141R becomes effective January 1, 2009 for the Company and applies to valuation allowances and tax positions related to acquisitions accounted for originally under Statement 141 as well as those accounted for under Statement 141R. The Company had a $21.0 million valuation allowance at December 31, 2008 related to deferred tax assets acquired in business combinations. Any change in the valuation allowance subsequent to

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 will be recorded as an adjustment to income tax expense rather than as an adjustment to goodwill or other noncurrent intangible assets.

Statement 141R amends the goodwill impairment test requirements in Statement 142. For a goodwill impairment test as of a date after the effective date of Statement 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under Statement 141R. This change could affect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of Statement 141R. This accounting under Statement 141R becomes effective January 1, 2009 for the Company and applies to goodwill related to acquisitions accounted for originally under Statement 141 as well as those accounted for under Statement 141R. The Company has $121.1 million of goodwill at December 31, 2008 related to previous business combinations. The Company has not determined what effect, if any, Statement 141R will have on the results of its impairment testing subsequent to December 31, 2008.

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

NOTE 3 — Business Combinations and Acquired In-Process Research and Development

Acquisition of Micronets, Inc. (d/b/a “Vidavee”)

On April 22, 2008, the Company completed its acquisition of all of the issued and outstanding stock of MicroNets, Inc. (d/b/a “Vidavee”), a leading provider of video publishing technology. Vidavee is a Web services company that enables Web publishers to easily upload, share, analyze and monetize Internet video content. The strategic acquisition and integration of Vidavee’s advanced video publishing technology provides video management and publishing capabilities to help advertisers and publishers generate new traffic, improve customer engagement and increase revenues, thus differentiating Vignette from its competitors.

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 4 — Intangible Assets

Goodwill

The changes in the carrying amount of goodwill, net of accumulated amortization and impairment charges, are as follows (in thousands):

Goodwill
Balance at December 31, 2006	$119,722
Purchase price adjustments	(3,914)
Balance at December 31, 2007	$115,808
Acquisition	5,333
Purchase price adjustments	(51)

Balance at December 31, 2008	$121,090

The net goodwill balance of $121.1 million at December 31, 2008 relates to the MicroNets (d/b/a Vidavee) business combination completed in April 2008, the Tower Technology business combination completed in March 2004, the Intraspect business combination completed in December 2003 and the Epicentric business combination completed in December 2002.

The acquisition and purchase price adjustments in 2008 are associated with the Vidavee acquisition completed in April 2008 — See “Note 3 — Business Combinations and Acquired In-Process Research and Development” for further details.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price adjustments in 2007 are associated with the Company realizing the benefit of previously unrecognized tax assets, acquired as part of these business combinations. See “Note 9 — Income Taxes” for further detail regarding the purchase price adjustments.

Goodwill Impairment Tests

In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) , the Company assesses its goodwill for impairment on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment by comparing the fair value of the Company with its carrying amount, including goodwill. To determine the Company’s fair value, the Company employs a market capitalization approach, comparing the net book value of the Company to its market capitalization, adjusted to reflect market observed control premiums. If, under the first step, an, impairment is indicated, a second step is performed which applies additional valuation techniques to determine if there is an impairment and how much the impairment would be. This second step compares the implied fair value of the goodwill with the carrying amount of the goodwill. The implied fair value of goodwill is determined based on a variety of valuation techniques including discounted cash flows and earnings or revenue multiples. As of October 1, 2008, the Company determined the market capitalization, after considering market observed control premiums, exceeded net book value and that the remaining net goodwill balance of $121.1 million at October 1, 2008 was not considered to be impaired.

In accordance with SFAS 142, goodwill of a reporting unit shall be tested for impairment on an annual basis and between annual tests in certain circumstances. Driven by the significant decline in the market capitalization of public companies in its peer group in the fourth quarter of 2008, the Company concluded that it should again test its goodwill for impairment on December 31, 2008. In accordance with paragraph 25 of SFAS 142 the company considered a variety of industry standard revenue multiples, probability weighted, its available cash balances and market capitalization, after considering market observed control premiums. Using these reference points, the Company has determined that the remaining net goodwill balance of $121.1 million at December 31, 2008 was not considered to be impaired.

The company recognizes that, over the longer term, the market price for our stock plus an appropriate control premium should represent fair value and, if market conditions fail to improve, we may incur charges for goodwill impairment in the future, which could be significant and could have a material negative effect on our results of operations.

For 2007 and 2006, no impairment of goodwill was indicated based on the Company’s market capitalization at those dates.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets with Definite Lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	December 31,
	2008			2007
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Technology (useful life of 72 months and 48 months for Tower and Vidavee purchases, respectively)	$78,001	$(71,398)	$6,603	$77,101	$(66,231)	$10,870
Non-compete contracts (useful life of 48 months and 24 months for Tower and Vidavee purchases, respectively)	2,900	(2,433)	467	2,200	(2,142)	58
Customer relationships (useful life of 72 months and 12 months for Tower and Vidavee purchases, respectively)	23,491	(19,922)	3,569	23,400	(16,828)	6,572
Trademarks	800	(800)	—	800	(800)	—
Capitalized research and development	700	(700)	—	700	(700)	—

Balance at December 31, 2008 and 2007	$105,892	$(95,253)	$10,639	$104,201	$(86,701)	$17,500

The Company’s intangible assets with definite lives with remaining net carrying amounts are being amortized over the assets’ estimated useful lives using the straight-line method. The weighted average useful life for intangible assets in total with definite lives is 65 months and 36 months for Tower and Vidavee, respectively. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the years ended December 31, 2008, 2007 and 2006 was $8.6 million, $8.4 million, and $8.7 million, respectively. Of these amounts, $3.4 million, $3.4 million, and $3.7 million, was recorded as “Amortization of intangible assets” in operating expenses, respectively and the remaining $5.2 million, $5.0 million, and $5.0 million, respectively, was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) over the remaining amortization period is as follows:

For the year ending December 31, 2009	$8,655
For the year ending December 31, 2010	1,683
For the year ending December 31, 2011	225
For the year ending December 31, 2012	76
For the year ending December 31, 2013	—

Total remaining amortization	$10,639

NOTE 5 — Shareholders’ Equity

Common Stock

The Company authorized the issuance of 500,000,000 shares of $0.01 par value common stock. A portion of the shares issued are restricted and are subject to forfeiture, until the respective vesting requirement is achieved, which is generally one to three years from grant or issuance. As of December 31, 2008, 653,854 shares were subject to forfeiture under restricted stock awards.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, the Company reserved shares of its common stock for the following purposes:

Employee stock purchase plan	920,504
Stock options available for grant	3,285,906
Exercise of outstanding stock options	2,734,039

6,940,449

Preferred Stock

The number of shares authorized to be designated as preferred stock was 10,000,000 at December 31, 2008. There were no preferred shares outstanding at December 31, 2008 or 2007.

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

Under the 1995 Plan, certain employees, members of the Board and independent advisors were granted options to purchase shares of the Company’s common stock and were issued shares of the Company’s common stock. Options are immediately exercisable. The Company also has the right of first refusal for any proposed

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disposition of shares issued under the 1995 Plan. The stock options and the related exercised stock will generally vest over a four-year cumulative period. The term of each option is no more than ten years from the date of grant. Stock issuance may be for purchase or as a bonus for services rendered to the Company. Options may not be granted from the 1995 Plan subsequent to the Company’s initial public offering, therefore, no shares were available for future grant under the 1995 Plan at December 31, 2008. Options that expire and shares reacquired under the 1995 Plan will be available for future grants under the 1999 Plan.

Under the 1999 Plan, employees, non-employee members of the Board and consultants may be granted options to purchase shares of common stock, stock appreciation rights, restricted shares and stock units. Options are exercisable in accordance with each stock option agreement. The term of each option is no more than ten years from the date of grant. The compensation committee of the board of directors determines the vesting for each grant. All outstanding options as of December 31, 2008 vest over a period of three to four years. At December 31, 2008, there were 7,239,387 shares authorized for issuance, including shares assumed from the 1995 Plan, of which 902,114 were available for future grant.

Under the 1999 Supplemental Plan, only employees and consultants who are common-law employees of the corporation are eligible for the grant of options. Employees who are officers of the corporation are not eligible for the grant of options under this Plan. The compensation committee of the board of directors determines the vesting for each grant. At December 31, 2008, there were 3,300,000 shares authorized for issuance of which 2,310,292 were available for future grant.

Under the Directors’ Plan, non-employee members of the Board may be granted non-qualified options to purchase shares of common stock. Vesting for options granted prior to April 2004 occurs over a four-year cumulative period. Vesting of options granted after April 2004 occurs over a one-year period. The term of each option is no more than ten years from the date of grant. At December 31, 2008, there were 150,000 shares authorized for issuance of which 73,500 were available for future grant.

Under the ESPP, as amended, the Company has reserved 2,157,286 shares of common stock for issuance to participating employees. The plan is considered compensatory by the Company. Under the terms of the ESPP, there are two, six-month offerings per year. Employees may direct the Company to withhold up to 15% of their salary to purchase the Company’s common stock. An employee may purchase a maximum of 200 shares per six-month offering period. As of December 31, 2008, 1,236,782 shares were issued under the ESPP. This plan has 920,504 shares available for future issuance.

In addition to the aforementioned plans, the Company assumed several plans through its business combinations. These assumed plans have not been approved by the Company’s shareholders; however, upon assumption, these plans terminated and no further options may be granted. Options previously granted under these plans that have not yet expired continue to be administered under the governing plan and any portions that expire or become unexercisable for any reason shall be cancelled and be unavailable for future issuance.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity and related information through December 31, 2008.

	Year Ended December 31,
	2008		2007		2006
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of period	2,388,178	$20.93	2,262,272	$23.08	3,146,523	$25.96
Granted	905,096	11.93	764,616	17.93	547,836	15.10
Exercised	(54,518)	11.11	(244,759)	12.05	(370,194)	10.14
Canceled	(504,717)	28.86	(393,951)	32.94	(1,061,893)	32.02

Outstanding at end of period	2,734,039	16.68	2,388,178	20.93	2,262,272	23.08

Options exercisable at period end	1,452,727	19.33	1,281,312	24.62	1,420,316	28.18

Options available for grant	3,285,906		3,752,652		4,560,234

Year Ended December 31, 2008
Aggregate Intrinsic Value (in 000s)
Options outstanding at end of year	$126
Options exercisable at end of year	$126

The following table summarizes options outstanding and exercisable as of December 31, 2008:

Range of Exercise Prices	Outstanding			Exercisable
	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$ 0.01 - $ 10.00	114,981	1.89	$8.31	114,981	1.89	$8.31
$10.01 - $ 12.00	829,183	7.07	11.75	64,702	4.30	11.47
$12.01 - $ 14.00	346,373	4.07	12.63	262,420	3.14	12.69
$14.01 - $ 18.00	797,454	5.06	16.38	493,929	4.55	16.24
$18.01 - $ 20.00	239,366	6.35	18.93	110,013	6.29	18.97
$20.01 - $ 30.00	231,500	2.72	22.14	231,500	2.72	22.14
$30.01 - $1000.00	175,182	0.77	44.66	175,182	0.77	44.66

	2,734,039	5.05	16.68	1,452,727	3.46	19.33

Fair Value Disclosures for Stock Options

Actual compensation cost for the years ended December 31, 2008, 2007 and 2006 has been recognized using the fair value method as required by Statement 123R and has been included in the determination of net income and net income per share. The Company bases expected volatility on historical volatility. The expected term is calculated based on an analysis of historical exercises of stock options. The Company bases the estimate of the risk-free rate on the U.S. Treasury rates in effect at the time of the grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends and has assumed a 0% dividend yield. Fair value

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was estimated using the Black-Scholes option-pricing model, with the following assumptions, for stock options and the ESPP granted in the years ended December 31, 2008, 2007 and 2006, respectively:

	Employee Stock Options			Employee Stock Purchase Plan
	2008	2007	2006	2008	2007	2006
Risk-free interest rate	2.8%	4.6%	4.8%	2.10%	4.51%	4.84%
Weighted-average expected life of the options (years)	4.3	4.0	3.0	0.75	0.75	0.75
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Assumed volatility	46%	51%	55%	44%	34%	36%
Weighted-average grant date fair value of options granted	$4.84	$8.17	$6.26	$3.61	$4.82	$3.98

As of December 31, 2008 the unamortized cost for outstanding stock options is approximately $6.0 million. The estimated unamortized cost is net of estimated forfeitures used in computing compensation expense. The Company will adjust the estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures will be recognized with a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The Company expects to recognize that expense over a weighted average period of approximately 1.4 years. The aggregate intrinsic value of stock options exercised for the year ended December 31, 2008 was $0.1 million.

Fair Value Disclosure for Restricted Stock Awards

All outstanding restricted stock awards (RSAs) were issued with a zero exercise price. Therefore, the fair value of RSAs is generally equal to their intrinsic value at date of grant. The total intrinsic value at date of grant for the RSAs outstanding at December 31, 2008 is approximately $9.3 million with an unamortized cost of approximately $4.2 million, net of estimated forfeitures.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Grant Date Aggregate Intrinsic Value (in 000s)
Outstanding and unvested at December 31, 2007	437,461	$16.96	1.64	$7,418
Granted	391,146	11.89	—	4,651
Vested	(64,463)	18.34	—	(1,182)
Forfeited	(110,290)	14.88	—	(1,641)

Outstanding and unvested at December 31, 2008	653,854	$14.14	1.05	$9,246

Share Repurchase Program

On November 12, 2006, the Board of Directors of the Company approved a stock repurchase program of up to $75 million of the Company’s common stock over the following 12 months. In addition, on November 2, 2007, the Board of Directors of the Company approved an extension to the stock repurchase program approved on November 12, 2006 authorizing the purchase of up to an additional $75 million of the Company’s common stock over an indefinite period. Purchases are made from time to time as market and business conditions warrant, in the open market, negotiated or block transactions, in accordance with applicable laws, rules and regulations. As of December 31, 2008 the Company has repurchased 7,469,076 shares under the programs at an average market price of $16.09 per share. The Company paid cash of approximately $120.2 million for these repurchases.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During July 2008, the Company suspended the share repurchase program as Management felt that the capital structure of the Company was well balanced at that point. The Company retains the right to repurchase the remaining $30 million. The Company uses the cost method to account for treasury stock.

NOTE 6 — Business Restructuring

In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003 and 2004, we expanded those restructuring efforts. In the third and fourth quarters of 2008, we implemented a restructuring plan to reallocate certain employee related investments and reduce our costs.

There can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals as of December 31, 2008 are as follows (in thousands):

	Facility Lease Commitments	Asset Impairments	Employee Separation and Other Costs	Total
Total restructuring charges and adjustments prior to 2006	$67,758	$45,207	$45,281	$158,246
Cash activity prior to 2006	(59,918)	(878)	(43,189)	(103,985)
Non-cash activity prior to 2006	(1,161)	(44,329)	(1,962)	(47,452)

Balance at January 1, 2006	6,679	—	130	6,809

Adjustment to accrual	235	—	—	235
Cash activity	(1,757)	—	(145)	(1,902)
Non-cash activity	—	—	15	15

Balance at December 31, 2006	5,157	—	—	5,157

Adjustment to accrual	(80)	—	—	(80)
Cash activity	(1,769)	—	—	(1,769)
Non-cash activity	90	—	—	90

Balance at December 31, 2007	3,398	—	—	3,398

Current period restructuring activities	—		3,953	3,953
Adjustment to accrual	(227)	—	(7)	(234)
Cash activity	(1,414)	—	(2,359)	(3,773)
Non-cash activity	—	—	(109)	(109)

Balance at December 31, 2008	$1,757	$—	$1,478	$3,235

Less: current portion				(2,142)

Accrued restructuring costs, less current portion				1,093

Consolidation of Excess Facilities

Facility lease commitments relate to lease obligations for excess office space that the Company has vacated as a result of various restructuring plans implemented between 2001 and 2004. The Company continues to actively pursue mitigation strategies to dispose of all excess office space through subleasing and/or early termination negotiations where possible. The total lease commitments include the estimated lease buyout fees or the remaining lease liabilities and estimated associated mitigation costs including, but not limited to, brokerage

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commissions, legal fees, repairs, restoration costs and sublease incentives, offset by estimated sublease income. The estimated costs of vacating these leased facilities, including estimated costs to sublease and any resulting sublease income, were based on market information and trend analysis as estimated by the Company. The Company continually assesses its real estate portfolio and may vacate and/or occupy other leased space as dictated by its analysis and by the needs of the business. It is reasonably possible that actual results could differ from these estimates in the near term and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. Facility lease commitments relate to the Company’s departure from certain office space in Austin, Texas and New York City, New York. The maximum lease commitment of such vacated properties extends through November 2011.

Employee Separation and Other Costs

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges together with a $1 million contract termination fee associated with an amended vendor agreement executed during the year, which allows the Company to solicit for hire personnel who are currently performing subcontractor services (refer to the 8-K filed on August 28, 2008). As a result of the restructuring activities, the Company severed approximately 92 employees during the third and fourth quarters of 2008. Employee groups impacted by the restructuring efforts include personnel in the sales, marketing, engineering and general and administrative functions.

NOTE 7 — Commitments and Contingencies

The Company leases its office facilities and various equipment under operating lease agreements having expiration dates through 2017. The Company has operating leases for facilities with escalating rents. Pursuant to SFAS 13 — Accounting for Leases, the Company recognizes rent expense on a straight line basis over the lease term. Rent expense, excluding vacated properties, for the years ended December 31, 2008, 2007 and 2006 was $3.6 million, $3.5 million, and $5.0 million, respectively. At December 31, 2008, estimated future rents receivable from signed sublease agreements are $2.0 million through 2011. Future minimum rental payments as of December 31, 2008 under our lease obligations, including operating lease commitments for all vacated properties, are as follows (in thousands):

	Operating Leases	Sublease Income
2009	$4,537	$1,027
2010	3,218	576
2011	2,626	391
2012	850	—
2013	830	—

Total minimum lease payments/sublease rentals	$12,061	$1,994

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, the plaintiffs’ motion for class certification was withdrawn, without prejudice. The parties in the approximately 300 coordinated class actions, including Vignette, the underwriter defendants in the Vignette class action, and the plaintiffs in the Vignette class action, have reached agreements in principle to settle, under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Vignette. The settlement is subject to approval by the parties, termination by the parties under certain circumstances, and Court approval. There is no assurance that the settlement will be concluded or that the Court will approve the settlement. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. The Company is unable to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period if the settlement is not concluded, is terminated, or is not approved. The Company will continue to defend itself vigorously against this lawsuit.

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

NOTE 9 — Income Taxes

Deferred Tax Asset and Valuation Allowance

As of December 31, 2008, we had domestic federal net operating loss, research and development credit and capital loss carry forwards of approximately $754.0 million, $16.3 million and $15.8 million, respectively. These domestic net operating loss, research and development credit and capital loss carry forwards will expire at various dates, between 2009 and 2027, if not utilized. The Company also had foreign net operating loss carry forwards of approximately $12.1 million that are not subject to expiration.

Internal Revenue Code Section 382 and similar foreign statutes impose substantial restrictions on the utilization of net operating losses, tax credits and capital loss carry forwards in the event of an “ownership change” of a corporation. Domestic net operating loss carry forwards of approximately $184.9 million and tax credit carry forwards of $4.4 million at December 31, 2008 were incurred by businesses we acquired and are subject to annual limitation. The remaining tax attributes that would be subject to annual limitations upon an “ownership change” include domestic net operating loss carry forwards of $569.2 million, capital loss carry forwards of $15.8 million and research and development credit carry forwards of $11.9 million. Based upon a review of historical stock ownership, we do not believe we have undergone an “ownership change” that will limit our ability to utilize these tax attributes prior to their expiration. We do not have actual information of any ownership shifts that may cause an “ownership change” but due to the volatility in the stock market, if there is such change, application of the change in ownership statutes may severely limit our ability to utilize these tax attributes prior to their expiration. If a limitation is triggered from an ownership change it will significantly impact our ability to realize the benefit from our deferred tax asset, potentially resulting in impairment of substantially all of our domestic deferred tax asset of $9.0 million at December 31, 2008.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Depreciable assets	$1,754	$2,317
Foreign intangible assets	10,620	7,907
Capitalized development costs	16,240	20,468
Tax carry forwards	283,869	281,585
Accrued liabilities and other	6,989	8,949

Total deferred tax assets	319,472	321,226

Deferred tax liabilities:
Other	—	—

Total deferred tax liabilities	—	—

Valuation allowance for net deferred tax assets	(309,917)	(311,438)

Net deferred tax assets	$9,555	$9,788

Our accounting for deferred taxes under SFAS 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In 2007, we released $9.8 million of the valuation allowance we had recorded against our net deferred tax asset based on the determination that it is now more likely than not that part of the benefit related to the net operating loss carryforward will be realized. Approximately $7.4 million of the benefit from release of the valuation allowance was recorded as a benefit to our income tax provision and the remaining $2.4 million related to assets of acquired companies and was recorded as a reduction of goodwill. In concluding that releasing part of the valuation allowance was appropriate, we have considered such factors as our operating history and our ability, based on a projection, to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years. The deferred tax asset recognized in 2007, consisted of $9.0 million and $0.8 million related to domestic and foreign temporary differences. No deferred income tax expense or benefit was recorded in 2006 or 2008. Although we anticipate the company will be profitable in the future and that some portion of the valuation allowance will be reduced in future periods, a subsequent decrease in profitability in future periods might require an increase to the valuation allowance resulting in a potentially material charge to income tax expense.

Approximately $143.8 million of the valuation allowance relates to net operating loss carry forwards generated by the deduction of stock option compensation. The initial recognition of these deferred tax assets will be credited directly to additional paid-in capital.

Undistributed earnings of the Company’s foreign subsidiaries were immaterial as of December 31, 2008, 2007, and 2006. Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

Provision for Income Taxes

Income/(loss) before income taxes included approximately ($6.9) million, ($6.8) million and ($4.1) million related to foreign operations in fiscal 2008, 2007 and 2006, respectively. These amounts include amortization of purchased intangible assets of $8.1 million, $8.4 million, and $8.4 million for 2008, 2007 and 2006, respectively.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision for income taxes for 2008, 2007 and 2006 consists primarily of foreign income taxes and withholdings on income generated in foreign countries. The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year ended December 31,
	2008	2007	2006
Federal statutory rate	(34.0)%	34.0%	34.0%
State taxes, net of federal benefit	2.8	0.6	2.1
Foreign taxes at different rates	13.1	(1.0)	(.1)
Change in valuation allowance	39.5	(68.4)	(23.8)
Non-deductible expenses & other	8.2	4.4	1.1

	29.6%	(30.4)%	13.3%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. As a result of the implementation, the Company did not recognize any change in the liability for unrecognized tax benefit and, accordingly, recorded no adjustment to the January 1, 2007 balance of retained earnings. A reconciliation of the change in our unrecognized tax benefits, excluding interest and penalties, for the year ended December 31, 2008 is as follows:

Balance at January 1, 2008	$10,327
Additions based on tax positions related to the current year
Reductions for tax positions taken in prior years	(61)

Balance at December 31, 2008	$10,266

At both January 1, 2008 and December 31, 2008 approximately $1.9 million and $2.0 million, respectively, of unrecognized tax benefits are attributed to uncertain tax positions that, if recognized, would have an effective tax rate effect after consideration of any valuation allowance.

The Company accrues and recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2008, the balance of accrued interest and penalties related to unrecognized tax benefits was approximately $0.4 million and $0.3 million, respectively.

With few exceptions, the Company and all of its major filing subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

It is reasonably possible that within 12 months of December 31, 2008 the balance of unrecognized tax benefits could increase by up to $0.3 million or decrease by up to $0.4 million due to the following:

i.	a ruling from the Indian court of appeals on the Company’s protest of a tax assessment; and

ii.	reaching a final agreement in the United Kingdom regarding deduction of interest paid to the U.S. parent company.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 — Segments of Business and Geographic Area Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s operations by geographic area follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Revenue:
Americas:
United States	$100,951	$124,651	$122,753
Other	11,363	6,486	5,329

Total Americas	112,314	131,137	128,082
Europe	45,646	47,137	56,321
Asia Pacific	11,586	13,540	13,171

Total	$169,546	$191,814	$197,574

	At December 31,
	2008	2007
Long-Lived assets:
Americas:
United States	$53,511	$55,195
Other	6,706	106

Total Americas	60,217	55,301
Europe	766	1,343
Asia Pacific	79,153	87,324

Total	$140,136	$143,968

The income (loss) from domestic U.S. operations before income taxes, excluding intercompany transactions, was a loss of approximately $5.4 million for the year ended December 31, 2008, and a profit of $20.0 million, and $12.1 million for the years ended December 31, 2007 and 2006, respectively.

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

	Three Months Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
	(in thousands, except per share data and percentages)
Revenue:
Product license	$7,250	$7,633	$9,940	$9,741	$18,045	$8,038	$14,637	$15,339
Services	29,906	34,243	35,822	35,011	34,615	35,509	33,381	32,249

Total revenue	37,156	41,876	45,762	44,752	52,660	43,547	48,018	47,588
Cost of revenue:
Product license	574	328	538	474	618	428	476	210
Amortization of acquired technology	1,310	1,310	1,292	1,254	1,254	1,254	1,254	1,254
Services	12,724	14,682	15,702	15,852	15,554	14,338	15,967	16,018

Total cost of revenue	14,608	16,320	17,532	17,580	17,426	16,020	17,697	17,482

Gross profit	22,548	25,556	28,230	27,172	35,234	27,527	30,321	30,106
Operating expenses:
Research and development	7,103	8,356	8,977	8,399	8,045	7,318	7,754	7,873
Sales and marketing	12,028	14,039	15,762	15,373	18,550	14,064	15,454	13,973
General and administrative	4,139	4,804	4,661	4,790	4,753	4,833	4,784	5,194
Business restructuring charges	1,334	2,625	(237)	(2)	37	43	(53)	(107)
Amortization of intangible assets	869	869	832	817	846	846	846	846

Total operating expenses	25,473	30,693	29,995	29,377	32,231	27,104	28,785	27,779

Income (loss) from operations	(2,925)	(5,137)	(1,765)	(2,205)	3,003	423	1,536	2,327
Other income, net	2,993	792	1,582	1,821	3,434	2,894	2,634	2,883

Income before provision for income taxes	68	(4,345)	(183)	(384)	6,437	3,317	4,170	5,210
Provision for income taxes	297	—	680	455	(6,521)	274	130	426

Net income (loss)	$(229)	$(4,345)	$(863)	$(839)	$12,958	$3,043	$4,040	$4,784

Basic net income (loss) per common share (1)	$(0.01)	$(0.19)	$(0.04)	$(0.03)	$0.50	$0.11	$0.14	$0.17

Diluted net income (loss) per common share (1)	$(0.01)	$(0.19)	$(0.04)	$(0.03)	$0.49	$0.11	$0.14	$0.16

(1)	Basic and diluted net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per common share information may not equal the annual net income per share.

VIGNETTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
As a Percentage of Total Revenue:
Revenue:
Product license	20%	18%	22%	22%	34%	19%	30%	32%
Services	80	82	78	78	66	81	70	68

Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Product license	2	1	1	1	1	1	1	0
Amortization of acquired technology	4	3	3	3	2	3	3	3
Services	34	35	34	35	30	33	33	34

Total cost of revenue	40	39	38	39	33	37	37	37

Gross profit	60	61	62	61	67	63	63	63
Operating expenses:
Research and development	19	20	20	19	15	17	16	17
Sales and marketing	32	34	35	34	35	32	32	29
General and administrative	11	11	10	11	9	11	10	11
Business restructuring charges	4	6	(1)	—	—	—	—	(1)
Amortization of intangible assets	2	2	2	2	2	2	2	2

Total operating expenses	68	73	66	66	61	62	60	58

Income (loss) from operations	(8)	(12)	(4)	(5)	6	1	3	5
Other income, net	8	2	4	4	7	7	6	6
Income before provision for income taxes	—	(10)	—	(1)	13	8	9	11
Provision for income taxes	1	—	2	1	(12)	1	1	1

Net income	(1)%	(10)%	(2)%	(2)%	25%	7%	8%	10%