Form 10-Q
period 2009-03-31
VIGNETTE CORP
filed 2009-05-08
CIK 1042185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2009, there were 23,825,706 shares of the registrant’s common stock outstanding.

VIGNETTE CORPORATION

FORM 10–Q QUARTERLY REPORT

For the quarter ended March 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

in thousands, except share and per share data

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$104,561	$120,348
Short-term investments	38,562	18,572
Accounts receivable, net of allowance of $622 and $676, respectively	22,299	24,564
Prepaid expenses and other current assets	5,358	6,148

Total current assets	170,780	169,632
Property and equipment, net	6,660	5,981
Long-term investments	4,921	4,945
Goodwill	121,090	121,090
Other intangible assets, net	8,460	10,639
Other assets	11,911	12,156

Total assets	$323,822	$324,443

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,451	$19,876
Deferred revenue	33,242	32,605
Other current liabilities	5,189	5,534

Total current liabilities	57,882	58,015
Long-term liabilities, less current portion	1,804	2,076

Total liabilities	59,686	60,091
Shareholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 23,837,122 and 23,698,945 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively (net of treasury shares of 7,596,135 and 7,579,366 as of March 31, 2009 and December 31, 2008, respectively)	238	237
Additional paid-in capital	2,658,404	2,656,743
Accumulated other comprehensive income	1,352	1,452
Retained earnings	(2,395,858)	(2,394,080)

Total shareholders’ equity	264,136	264,352

Total liabilities and shareholders’ equity	$323,822	$324,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in thousands, except per share data

	Three Months Ended March 31,
	2009	2008
Revenue:
Product license	$6,923	$9,741
Services	26,996	35,011

Total revenue	33,919	44,752
Cost of revenue:
Product license	332	474
Amortization of acquired technology	1,310	1,254
Services	10,279	15,852

Total cost of revenue	11,921	17,580

Gross profit	21,998	27,172
Operating expenses:
Research and development	7,293	8,399
Sales and marketing	11,313	15,373
General and administrative	4,518	4,790
Business restructuring (benefit) charges	131	(2)
Amortization of intangible assets	869	817

Total operating expenses	24,124	29,377

Income (loss) from operations	(2,126)	(2,205)
Other income, net	292	1,821

Income (loss) before provision for income taxes	(1,834)	(384)
Provision for (benefit from) income taxes	(56)	455

Net income (loss)	$(1,778)	$(839)

Basic net income (loss) per share	$(0.08)	$(0.03)

Diluted net income (loss) per share	$(0.08)	$(0.03)

Shares used in computing basic net income (loss) per common share	23,103	24,372
Shares used in computing diluted net income (loss) per common share	23,103	24,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

in thousands

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$(1,778)	$(839)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	956	1,008
Amortization of intangible assets	2,179	2,071
Loss (gain) on disposal of fixed assets	31	14
Non-cash compensation expense	1,676	1,111
Non-cash restructuring charges/(benefits)	(1,202)	(2)
Other non-cash charges/(benefits), net	52	(127)
Changes in operating assets and liabilities	4,219	6,819

Net cash provided by (used in) operating activities	6,133	10,055
Investing activities:
Purchase of property and equipment	(1,692)	(717)
Maturity of restricted investments	—	192
Purchase of short-term investments	(30,716)	(14,613)
Maturity of short-term investments	10,740	6,991
Purchase of long-term investments	(38)	19,931
Other	—	(64)

Net cash provided by (used in) investing activities	(21,706)	11,720
Financing activities:
Payments for treasury shares at cost	—	(18,748)
Proceeds from issuance of common stock	188	733
Redemption of shares related to tax liabilities of stock-based compensation	(201)	—

Net cash provided by (used in) financing activities	(13)	(18,015)
Effect of exchange rate changes on cash and cash equivalents	(201)	857

Net change in cash and cash equivalents	(15,787)	4,617
Cash and cash equivalents at beginning of period	120,348	94,201

Cash and cash equivalents at end of period	$104,561	$98,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGNETTE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2009

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The results of operations and cash flows for all interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at December 31, 2008 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

NOTE 2 — Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. The new Statement requires companies with derivative instruments to disclose information about how and why the company uses derivative instruments; how the company accounts for derivative instruments and related hedged items under Statement 133; and how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. The expanded disclosure guidance also requires a company to provide information about its strategies and objectives for using derivative instruments; disclose credit-risk-related contingent features in derivative agreements and information about counterparty credit risk; and present the fair value of derivative instruments and related gains or losses in a tabular format. The Company adopted Statement 161 as of the required effective date of January 1, 2009. See Note 15 for disclosures related to the Company’s adoption of this statement.

        In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) dealing with fair value measurements, other-than-temporary impairments and interim disclosures of fair value (FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly; FSP FAS 115-2, and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment; and FSP FAS 107-1 and FSP APB28-1, Interim Disclosures about Fair Value of Financial Instruments.) The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company intends to adopt these FSPs effective June 30, 2009 and apply the provisions prospectively. The Company’s financial assets and liabilities are typically measured using Level 1 or Level 2 inputs and as a result, the Company does not believe that these FSPs will have a significant effect on its financial statements or related disclosures.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142, Goodwill and Other Intangible Assets. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors included in Statement 142. If the Company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under Statement 142. The Company adopted FSP FAS 142-3 as of the required effective date of January 1, 2009. The Company did not acquire any intangible assets during the three months ended March 31, 2009 nor did it have intangible assets with implicit or explicit renewal or extension terms and thus the adoption of FSP FAS 142-3 did not have a significant effect on the Company’s financial statements or their related disclosures.

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

Short-term investments consist of restricted investments, and marketable securities that have remaining maturities of one year or less from the balance sheet date, excluding cash equivalents as described above.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

1.	Level 1 Inputs – quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to obtain at the measurement date. This level provides the most reliable evidence of fair value.

2.	Level 2 Inputs – inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability (i.e. default rates, credit risks, loss severities).

3.	Level 3 Inputs – Used to measure fair value assets and liabilities that little, if any, market activity exists at the measurement date. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

Short-term investments consisted of the following (in thousands):

	Fair Value Hierarchy	March 31, 2009	December 31, 2008
Restricted investments	Level 1	$674	$671
Short-term marketable securities	Level 1	37,888	17,901

Total short-term investments		$38,562	$18,572

The Company holds restricted investments in the form of bank guarantees and restricted money market balances with high credit quality financial institutions. Such restricted investments collateralize letters of credit related to certain leased office space security deposits. These investments will remain restricted to the extent that the security requirements exist. Based on the inputs used to estimate fair values for restricted investments, the Company has determined that our restricted investments are Level 1 in the fair value hierarchy.

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

	March 31, 2009			December 31, 2008
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Marketable securities:
Corporate notes	$37,824	$64	$37,888	$17,847	$54	$17,901

	$37,824	$64	$37,888	$17,847	$54	$17,901

NOTE 4 — Long-term Investments

Long-term investments consisted of the following (in thousands):

	Fair Value Hierarchy	March 31, 2009	December 31, 2008
Restricted investments	Level 1	$3,313	$3,375
Restricted investments	Level 2	$464	$464
Limited partnership interest	N/A	1,144	1,106

Total long-term investments		$4,921	$4,945

The Company holds restricted investments in the form of bank guarantees and restricted money market balances, which the Company classifies as Level 1, and certificates of deposit, which the Company classifies as Level 2. All restricted investments are with high credit quality financial institutions. Such restricted investments collateralize letters of credit related to certain leased office space security deposits and tax obligations. These investments will remain restricted to the extent that the security requirements exist or until the tax obligations are settled. The average yield of these investments is approximately 0.37%.

The Company holds a less than 20% interest in, and does not exert significant influence over, a limited partnership interest in a technology incubator. The Company, therefore, accounts for this investment under the cost method.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions that reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized no impairment charges during the three months ended March 31, 2009 and 2008.

NOTE 5 — Intangible Assets

Goodwill

The net goodwill balance of $121.1 million at March 31, 2009 relates to the MicroNets (d/b/a Vidavee) business combination completed in April 2008, the Tower Technology business combination completed in March 2004, the Intraspect business combination completed in December 2003 and the Epicentric business combination completed in December 2002.

In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) , the Company assesses its goodwill for impairment on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment by comparing the fair value of the Company with its carrying amount, including goodwill. To determine the Company’s fair value, the Company considers various measurements including market capitalization as adjusted to reflect market observed control premiums, earnings and revenue multiples observed in relation to peer group companies and discounted cash flows. If, under the first step, an impairment is indicated, a second step is performed that compares the implied fair value of the goodwill with the carrying amount of the goodwill. As of October 1, 2008, the date of the Company’s annual impairment test, and again at December 31, 2008, the Company determined that the remaining net goodwill balance of $121.1 million was not impaired.

In accordance with SFAS 142, goodwill of a reporting unit shall be tested for impairment on an annual basis and between annual tests in certain circumstances. Driven by the significant decline in the market capitalization of public companies in its peer group in the first quarter of 2009, the Company considered whether it should again test its goodwill for impairment on March 31, 2009. As part of this evaluation, the Company felt that its fair value had not materially changed as a result of its recent financial performance, which included strong cash flow from operations. While the Company experienced lower revenue during the quarter, as compared to the prior year, it also exceeded analyst expectations for both license revenue and earnings per share. We have also seen a modest improvement in our stock price towards the end of the quarter ended March 31, 2009, which has led to an increase in our market capitalization. Based on these factors, the Company has determined that the remaining net goodwill balance of $121.1 million at March 31, 2009 was not considered to be impaired. The company recognizes that, over the longer term, the market price for our stock plus an appropriate control premium should represent fair value and, if market conditions fail to improve, we may incur charges for goodwill impairment in the future, which could be significant and could have a material negative effect on our results of operations.

There was no impairment charge recorded in the three month period ended March 31, 2008.

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Three Months ended March 31, 2009			Year ended December 31, 2008
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Technology (useful life of 72 months and 48 months for Tower and Vidavee purchases, respectively)	$78,001	$(72,708)	$5,293	$78,001	$(71,398)	$6,603
Non-compete contracts (useful life of 48 months and 24 months for Tower and Vidavee purchases, respectively)	2,900	(2,521)	379	2,900	(2,433)	467
Customer relationships (useful life of 72 months and 12 months for Tower and Vidavee purchases, respectively)	23,491	(20,703)	2,788	23,491	(19,922)	3,569
Trademarks	800	(800)	—	800	(800)	—
Capitalized research and development	700	(700)	—	700	(700)	—

Balance at March 31, 2009 and December 31, 2008	$105,892	$(97,432)	$8,460	$105,892	$(95,253)	$10,639

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives using the straight-line method. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three months ended March 31, 2009 and 2008 was $2.2 million and $2.1 million. Of these totals, $0.9 million and $0.8 million was recorded as “Amortization of intangible assets” in operating expenses for the three months ended March 31, 2009 and 2008. The remaining $1.3 million for the three months ended March 31, 2009 and 2008 was recorded as a cost of revenue.

Estimated annual amortization expense (in thousands) for the remaining nine months (remaining period) ending December 31, 2009 and the remaining amortization period is as follows:

For the remaining period ending December 31, 2009	$6,476
For the year ending December 31, 2010	1,683
For the year ending December 31, 2011	225
For the year ending December 31, 2012	76
For the year ending December 31, 2013	—

Total remaining amortization	$8,460

NOTE 6 — Current Liabilities

Current liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Accounts payable and accrued expenses:
Accounts payable	$4,018	$3,015
Accrued employee liabilities	7,993	7,581
Accrued restructuring charges	1,451	2,142
Accrued professional fees	2,514	3,782
Accrued sales and marketing expenses	811	865
Accrued other charges	2,664	2,491

Total accounts payable and accrued expenses	$19,451	$19,876
Deferred revenue	$33,242	$32,605
Other current liabilities:
Accrued income taxes	3,395	3,749
Accrued other taxes	1,794	1,785

Total other current liabilities	$5,189	$5,534

	$57,882	$58,015

NOTE 7 — Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Accrued restructuring charges, net of current portion	$565	$1,093
Deferred revenue, less current portion	1,239	983

	$1,804	$2,076

NOTE 8 — Shareholders’ Equity

Stock-based compensation

The Company recognized $1.7 million in the quarter ended March 31, 2009, for stock based compensation. This expense includes $0.7 million for stock options, $0.9 million for restricted stock awards, and $0.1 million for the employee stock purchase plan (ESPP). The tables below present the costs recorded related to stock based compensation and the effect of stock based compensation on earnings per share for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
Cost of revenue – services	$153	$90
Research and development	326	177
Sales and marketing	218	106
General and administrative	979	738

Total stock based compensation	$1,676	$1,111

	Three Months Ended March 31,
	2009	2008
Effect of stock based compensation on earnings per share
Basic	$0.07	$0.05

Diluted	$0.07	$0.05

Fair value was estimated using the Black-Scholes option-pricing model, with the following assumptions, for stock options and the ESPP granted in the three months ended March 31, 2009 and 2008, respectively:

	Employee Stock Options		Employee Stock Purchase Plan
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Risk-free interest rate	1.80%	1.98%	0.44%	2.09%
Weighted average expected term of options (years)	4.70	4.30	0.80	0.75
Dividend rate	0.00%	0.00%	0.00%	0.00%
Assumed Volatility	39.56%	47.28%	61.00%	47.02%
Weighted average grant date fair value of options granted:	$2.45	$4.29	$1.46	$4.12

Employee stock options are issued with the exercise price at or above quoted market value at date of grant; therefore, there is no intrinsic value at grant date. We have assumed an annual forfeiture rate of 15% for stock options. Under the ESPP, shares are issued with an exercise price at fair market value less a 15% discount.

Stock Plans

The Company has established five stock plans: (i) the 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”); (ii) the Amended and Restated 1999 Equity Incentive Plan (the “1999 Plan”); (iii) the 1999 Supplemental Stock Option Plan (the “1999 Supplemental Plan”); (iv) the 1999 Non-Employee Directors Option Plan (the “Directors’ Plan”) and (v) the Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (the “ESPP”). Of these plans, the 1995 Plan, the 1999 Plan, the Directors’ Plan and the ESPP have been approved by the Company’s shareholders. The 1999 Supplemental Plan did not require approval by the Company’s shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The following table summarizes stock option activity and related information through March 31, 2009.

	Three Months Ended March 31, 2009
	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Term	Aggregate Intrinsic Value (in 000s)
Outstanding at beginning of period	2,734,039	$16.68	5.05	$126
Granted	750,002	$6.78
Exercised	—	$—
Forfeited	151,783	$21.03

Outstanding at end of period	3,332,258	$14.26	3.93	$—
Exercisable at end of period	1,373,551	$18.98	3.67	$—

As of March 31, 2009, the estimated unamortized cost for outstanding stock options is approximately $7.1 million. The estimated unamortized cost is net of estimated forfeitures used in computing compensation expense. The Company expects to recognize that expense over a weighted average period of approximately 1.5 years. The aggregate intrinsic value of stock options exercised for the three months ended March 31, 2009 was zero.

The following table summarizes restricted stock activity and related information through March 31, 2009.

	Three Months Ended March 31, 2009
	Shares	Weighted Average Grant Date Fair Value	Grant Date Aggregate Intrinsic Value (in 000s)
Outstanding at beginning of period	653,854	$14.14	$9,247
Granted	149,998	$6.78	$1,017
Vested	100,000	$15.95	$1,595
Forfeited	16,769	$14.53	$244

Outstanding and unvested at end of period	687,083	$12.26	$8,425

Share repurchase program

On November 12, 2006, the Board of Directors of the Company approved a stock repurchase program of up to $75 million of the Company’s common stock over the following 12 months. In addition, on November 2, 2007, the Board of Directors of the Company approved an extension to the stock repurchase program approved on November 12, 2006 authorizing the purchase of up to an additional $75 million of the Company’s common stock over an indefinite period. Purchases are made from time to time as market and business conditions warrant, in the open market, negotiated or block transactions, in accordance with applicable laws, rules and regulations. As of March 31, 2009 the Company has repurchased 7,469,076 shares under the programs at an average market price of $16.09 per share. The Company paid cash of approximately $120.2 million for these repurchases.

During July 2008, the Company suspended the share repurchase program as Management felt that the capital structure of the Company was well balanced at that point. The Company retains the right to repurchase the remaining $30 million. The Company uses the cost method to account for treasury stock.

NOTE 9 — Comprehensive Income

        Comprehensive income (loss) is included as a component of shareholders’ equity and includes net income (loss) and other non-owner related charges in equity not included in net income (loss). As of March 31, 2009 and 2008, the Company’s comprehensive income (loss) is composed of (i) net income (loss), (ii) foreign currency translation adjustments and (iii) unrealized gains and losses on investments designated as available-for-sale. The following table presents the calculation of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(1,778)	$(839)
Net change in foreign currency translation adjustments	(110)	300
Net change in unrealized gain (loss) on investments	10	339

Total comprehensive income (loss)	$(1,878)	$(200)

NOTE 10 — Other Income, net

Other income and expense for the three month period ended March 31, 2009 and 2008, respectively, were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Interest income	$366	$1,722
Other income (loss)	(74)	99

	$292	$1,821

Interest income decreased in the three months ended March 31, 2009 as compared to the same period in 2008 due to lower investment fund balances and lower yields on these funds. Other income decreased in the three months ended March 31, 2009, as compared to the same period in 2008, due to the offsetting of foreign currency exchange realized and unrealized gains (losses).

NOTE 11 — Income Taxes

Income tax expense consists primarily of estimated withholding taxes, income taxes due in certain foreign jurisdictions and the alternative minimum tax in the United States. Income tax expense amounts (in thousands) are as follows:

	Three Months Ended March 31,
	2009	2008
Provision for (benefit from) income taxes	$(56)	$455

The Company’s estimated effective tax rate and associated provision for income taxes for the three months ended March 31, 2009 are based on an estimate of consolidated earnings before taxes for fiscal 2009. The estimated effective tax rate is impacted primarily by non-deductible amortization of purchased intangible assets, the worldwide mix of estimated consolidated earnings before taxes and an assessment regarding the realizability of the Company’s deferred tax assets.

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

As of December 31, 2008, we had domestic federal net operating loss, research and development credit and capital loss carry forwards of approximately $754.0 million, $16.3 million and $15.8 million, respectively. These domestic net operating loss, research and development credit and capital loss carry forwards will expire at various dates, between 2009 and 2028, if not utilized. The Company also had foreign net operating loss carry forwards of approximately $12.8 million that are not subject to expiration.

Internal Revenue Code Section 382 and similar foreign statutes impose substantial restrictions on the utilization of net operating losses, tax credits and capital loss carry forwards in the event of an “ownership change” of a corporation. Domestic net operating loss carry forwards of approximately $184.9 million and tax credit carry forwards of $4.4 million at December 31, 2008 were incurred by businesses we acquired and are subject to annual limitation. The remaining tax attributes that would be subject to annual limitations upon an “ownership change” include domestic net operating loss carry forwards of $569.2 million, capital loss carry forwards of $15.8 million and research and development credit carry forwards of $11.9 million. Based upon a review of historical stock ownership, we do not believe we have undergone an “ownership change” that will limit our ability to utilize these tax attributes prior to their expiration. We do not have actual information of any ownership shifts that may cause an “ownership change” but due to the volatility in the stock market, if there is such change; application of the change in ownership statutes may severely limit our ability to utilize these tax attributes prior to their expiration. If a limitation is triggered from an ownership change it will significantly impact our ability to realize the benefit from our deferred tax asset, potentially resulting in impairment of substantially all of our entire domestic deferred tax asset of $9.0 million at December 31, 2008.

As of January 1, 2009, the balance of unrecognized tax benefit was approximately $11 million. Included in this amount is approximately $2.2 million of unrecognized tax benefits, which if recognized, would reduce the effective tax rate. The remaining approximately $8.8 million of unrecognized deferred tax benefits are attributed to tax carryforwards that, if recognized, would not affect the effective tax rate because the recognition of the associated deferred tax asset would be offset by a change in the valuation allowance.

At both January 1, 2009 and March 31, 2009 approximately $2.0 million and $1.7 million, respectively, of unrecognized tax benefits are attributed to uncertain tax positions that, if recognized, would have an effective tax rate effect after consideration of any valuation allowance.

The Company accrues and recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2009, the balance of accrued interest and penalties related to unrecognized tax benefits was approximately $0.4 million and $0.3 million, respectively.

With few exceptions, the Company and all of its major filing subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

It is reasonably possible that within 12 months of March 31, 2009 the balance of unrecognized tax benefits could increase by up to $0.3 million due to the following:

i.	a ruling from the Indian court of appeals on the Company’s protest of a tax assessment

NOTE 12 — Earnings Per Share

Basic net income (loss) per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. Diluted earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, shares to be purchased under the employee stock purchase plan, and unvested restricted stock is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options and restricted stock (RSA). Additionally, the exercise of common stock options and the vesting of restricted stock can increase shares outstanding and has a dilutive effect on earnings per share. The Company excludes outstanding stock options from the computation of diluted earnings per share when such inclusion would be anti-dilutive. The Company excluded 2.6 million outstanding out-of-the-money stock options for the three months ended March 31, 2009.

For the three months ended March 31, 2009 and 2008, respectively, diluted net loss per share is presented at the basic net loss per share amount as the effect of the assumed RSA vesting, stock option exercises and ESPP purchases are anti-dilutive. For the three months ended March 31, 2009 and 2008, the Company had in-the-money outstanding RSA grants and common stock options of 102,233 and 169,741, respectively, calculated under the treasury stock method. Such outstanding in-the-money RSA grants and common stock options have been excluded from the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 (in thousands except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income (loss)	$(1,778)	$(839)
Denominator:
Weighted Average Shares Outstanding:
Weighted-average shares outstanding, excluding unvested restricted stock	23,103	24,372
Stock options, ESPP, and restricted shares	—	—

Diluted	23,103	24,372

Earnings per common share:
Basic	$(0.08)	$(0.03)
Diluted	$(0.08)	$(0.03)

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. At the Court’s request, plaintiffs selected six “focus” cases, which do not include the Company. The Court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases.

        On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs filed a motion for class certification in the focus cases. On November 14, 2007, the defendants in the focus cases filed motions to dismiss the amended complaints. On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, the motion for class certification was withdrawn, without prejudice. On April 3, 2009, the plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes Vignette, the underwriter defendants in the Vignette class action lawsuit, and the plaintiff class in the Vignette class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Vignette. The settlement is subject to termination by the parties under certain circumstances, and Court approval. There is no assurance that the Court will approve the settlement. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

Database Records Management, LLC vs. Vignette Corporation

On March 31, 2009 Database Records Management, LLC filed a complaint in the United States District Court for the Western District of Wisconsin, Civil Action No. 09-cv-184, alleging infringement of United States Patent No. 6,973,456 by the company as well as several other parties. The complaint also seeks damages adequate to compensate the plaintiff for the alleged acts of infringement with pre-judgment and post-judgment interest, as well as a grant of an injunction against the company. The complaint alleges willful infringement by unspecified defendants in the case. The outcome of this matter and the liability for the company, if any, cannot reasonably be determined at this time.

The Company is unable to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period if the settlement is terminated, or is not approved. If the settlement is not approved, the Company will continue to defend itself vigorously against this lawsuit.

Litigation and Other Claims

We are also subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows.

Contractual Obligations

The table below summarizes our significant contractual obligations (in thousands) at March 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as liabilities.

	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$12,488	$3,338	$6,024	$1,620	$1,506
Operating sublease income	(1,738)	(770)	(968)	—	—

Net operating lease obligations	$10,750	$2,568	$5,056	$1,620	$1,506
Third party royalty obligations	1,126	1,046	80	—	—

The expected timing of payment of the obligations detailed above is estimated based on current information. Timing of payments and actual amounts paid may differ from our estimates.

Lease Commitments

The Company leases its office facilities and various equipment under operating lease agreements having expiration dates through 2017. The Company has operating leases for facilities with escalating rents. Pursuant to SFAS 13 — Accounting for Leases, the Company recognizes rent expense on a straight line basis over the lease term. Rent expense, excluding vacated properties, for the three months ended March 31, 2009 and 2008 was $0.9 million and $0.9 million, respectively. Estimated future rents receivable from signed sublease agreements are $1.7 million through 2011. Future minimum payments as of March 31, 2009 under our lease obligations, including operating lease commitments for all vacated properties, are included in the table above (in thousands).

Third Party Royalty Obligations

The Company’s business practice, in part, is to resell bundled or un-bundled third party software. All of our resell items are based on OEM agreements signed between the third party and Vignette having expiration dates through 2013. Future minimum third party royalty obligation as of March 31, 2009 under our current OEM agreements, are included in the table above (in thousands).

Product Warranties

The Company offers warranties to its customers, requiring that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as incurred and historically, such costs have not been material.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

NOTE 14 — Business Restructuring

In 2001, we initiated a restructuring program to align our expense and revenue levels and to better position us for growth and profitability. In 2002, 2003 and 2004, we expanded those restructuring efforts. In the third and fourth quarters of 2008, we implemented a restructuring plan to reallocate certain employee related investments and reduce our costs.

There can be no assurance that the estimated costs of our restructuring efforts will not change. Components of business restructuring charges and the remaining restructuring accruals as of March 31, 2009 are as follows (in thousands):

	Facility Lease Commitments	Employee Separation and Other Costs	Total
Balance at December 31, 2008	$1,757	$1,478	$3,235
Current period restructuring activities		76	76
Adjustment to accrual	34	20	54
Cash activity	(303)	(1,030)	(1,333)
Non-cash activity		(16)	(16)

Balance at March 31, 2009	$1,488	$528	$2,016
Less: current portion			(1,451)
Accrued restructuring costs, less current portion			$565

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

Employee Separation and Other Costs

Employee separation and other costs include severance, related taxes, outplacement and other restructuring charges extending from the restructuring plan that took place during the third and fourth quarters of 2008. As a result of the restructuring activities, the Company severed 92 employees during the third and fourth quarters of 2008 and a further 8 employees during the first quarter of 2009. Employee groups impacted by the restructuring efforts include personnel in the sales, marketing, engineering and general and administrative functions.

NOTE 15 — Foreign Currency Exchange Rate Risk

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

On January 1, 2009, the Company adopted FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (“SFAS 161”). The adoption of SFAS 161 had no financial impact on the Company’s consolidated financial statements; SFAS 161 required additional financial statement disclosures. The Company has applied the requirements of Statement 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

The Company uses forward currency contracts to manage its balance sheet exposures in non-functional currencies. The Company does not designate foreign currency forward contracts as hedging instruments pursuant to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company records the change in the estimated fair value of the outstanding forward contacts at the end of the reporting period to its consolidated balance sheet and consolidated statement of operations.

The effects of derivative instruments on our condensed consolidated financial statements were as follows as of March 31, 2009 and for the three months then ended:

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

	March 31, 2009			Three Months Ended March 31, 2009
(in thousands)	Balance Sheet Location	Fair Value	Notional Value	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts not designated as hedges	Other current liabilities	$1,164	$1,200	Other income	$(36)

NOTE 16 — Subsequent Events

On May 5, 2009, the Company entered into a definitive agreement to be acquired by Open Text Corporation. (“Open Text”) in a cash and stock transaction. Pursuant to the definitive agreement and subject to the terms and conditions set forth therein, a newly formed wholly owned subsidiary of Open Text will be merged with and into Vignette, with Vignette surviving the merger as a wholly-owned subsidiary of Open Text. Under the definitive agreement, the Company’s stockholders would be paid $8.00 in cash and 0.1447 share of Open Text common stock for each share of Vignette common stock. The completion of the pending merger remains subject to various closing conditions, including approval by Vignette’s shareholders, Hart-Scott-Rodino anti-trust clearance, Securities and Exchange Commission clearance and stock exchange approvals.

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

Overview of First Quarter Results

The Company reported total revenues of $33.9 million for the three months ended March 31, 2009 versus $44.8 million of total revenues for the three months ended March 31, 2008, a decrease of 24.2%.

More specifically, license revenues were $6.9 million in the first quarter of 2009 compared to $9.7 million for the first quarter of 2008, a decrease of 28.9%. The Company attributes the decline in license revenue to a number of factors including a challenging economic environment, intense competition and a need to improve sales and marketing effectiveness. Maintenance and support revenue of $18.3 million decreased $2 million as compared to the first quarter of 2008 or 9.9% and professional services revenues of $8.2 million decreased $6.5 million or 44.2%. International revenue comprised 40.2% and 40.8% of total revenue for the quarters ended March 31, 2009 and 2008, respectively, and no single customer accounted for more than 10% of our quarterly revenues.

Total expenses, including both cost of revenue and operating expenses, were $36.0 million and $47.0 million for the three months ended March 31, 2009 and 2008, respectively. The decrease is a combination of lower operating expenses of $5.3 million and lower cost of revenue of $5.7 million. This was largely driven by lower sales and marketing expenses as well as planned reductions in R&D and G&A costs. Sales and marketing expenses decreased $4.1 million or 26.4% from Q1 2008. The decrease is due to the headcount reductions taken in Q3 and Q4 2008, lower commissions due to lower license revenue and lower expenses due to foreign currency movements. R&D decreased $1.1 million or 13.2% from Q1 2008. The decrease is due to the headcount reductions taken in Q3 and Q4 2008. The lower cost of revenues is attributed to the decrease in professional services revenue.

The movements in revenues and expenses outlined above resulted in a $2.1 million operating loss in the first quarter of 2009 compared to an operating loss of $2.2 million in the first quarter of 2008. Other income for the three months ended March 31, 2009 was down due to a significant decrease in the amount of interest income earned during the quarter as a result of lower market interest rates. The company generated a $1.8 million loss before provision for income taxes in the first quarter of 2009 compared to a loss of $0.4 million in the first quarter of 2008. Net loss for the first quarter of 2009 was $1.8 million compared to a net loss of $0.8 million in the same period last year.

Total cash and short-term investments increased by $4.2 million during the quarter to $143.1 million as of March 31, 2009. The net increase is driven primarily by $6.1 million of cash generated from operating activities offset with $1.7 million of cash used for capital expenditures.

Our headcount at March 31, 2009 was 687 compared to 643 at December 31, 2008, and an increase of 20 from 667 at March 31, 2008. The increase is primarily due to the addition of 92 employees as part of the ongoing project to in-source our research and development facility in India.

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

The first quarter of 2009 was challenging for the company and for the global economy and we saw lower revenues and lower net income than in the first quarter of 2008. In an attempt to reverse that trend, we are implementing, among other things, new territory assignments, an enhanced reseller model, a new sales force automation system, a new lead management system, and a shift in marketing spend towards more online marketing. We believe this may help improve direct and indirect sales channel productivity. We will strive to encourage cross-functional team selling through enhanced team realignment around customer accounts and regions and meet market-specific needs for designated solution areas such as healthcare, transactional content management, next generation web presence and collaborative records and document management. We will continue to focus on the indirect channel as a means to better distribute and expose our software and solutions to the marketplace. We will also continue to focus on realizing efficiencies and cost-savings across our business.

As we previously stated, 2009 is going to be a year of uncertainty. However, we were able to manage through Q1 by delivering $6.1 million of cash flow from operations. We accomplished this by closely managing and controlling operating expenses in line with revenue during the quarter. Vignette is committed to careful management during this economic uncertainty by planning conservatively, investing prudently and making the necessary operational adjustments along the way to position ourselves for long-term success. We will continue to monitor the revenue outlook to maintain a balance between revenue and investments. We remain committed to generating positive cash flow for 2009. In the first quarter of 2009, the weakening economy had a negative effect on demand for our products and services and this trend may continue through the balance of 2009 or longer. Given the impact that the ongoing uncertainty in the economy can have on our business we have suspended giving detailed quarterly guidance in 2009. Instead, we are providing directional annual guidance for key elements of the P&L but not specifically for total revenues or EPS metrics.

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

Accounting for income taxes. We account for the effect of income taxes in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes (“SFAS No. 109”) and the various interpretations thereof. At the end of each interim period we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimated effective tax rate is used to determine income taxes on a current year-to-date basis from ordinary operations. Estimating an effective tax rate involves estimates and forecasts by management in arriving at an estimated full year tax liability on a legal entity basis. In each successive interim period, to the extent our estimates need to be revised, we expect that our effective tax rate will change accordingly, affecting tax expense (or benefit) for both that successive interim period as well as year-to-date interim results. In addition to the tax provision attributable to ordinary operations, the income tax expense recorded will also reflect the impact of discrete adjustments for each interim period. Our effective tax rate computation assumes that the company will achieve profitability in the future however, the company incurred a loss in 2008 and in the first quarter of 2009, and should the company continue to make losses our effective tax rate would increase.

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

        Valuation of goodwill and identifiable intangible assets. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) , the Company assesses its goodwill for impairment on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment by comparing the fair value of the Company with its carrying amount, including goodwill. To determine the Company’s fair value, the Company considers various measurements including market capitalization as adjusted to reflect market observed control premiums, earnings and revenue multiples observed in relation to peer group companies and discounted cash flows. If, under the first step, an, impairment is indicated, a second step is performed that compares the implied fair value of the goodwill with the carrying amount of the goodwill. As of October 1, 2008, the date of the Company’s annual impairment test, and again at December 31, 2008, the Company determined that the remaining net goodwill balance of $121.1 million was not impaired.

In accordance with SFAS 142, goodwill of a reporting unit shall be tested for impairment on an annual basis and between annual tests in certain circumstances. Driven by the significant decline in the market capitalization of public companies in its peer group in the first quarter of 2009, the Company considered whether it should again test its goodwill for impairment on March 31, 2009. As part of this evaluation, the Company felt that its fair value had not materially changed as a result of its recent financial performance, which included strong cash flow from operations. While the Company experienced lower revenue during the quarter, as compared to the prior year, it also exceeded analyst expectations for both license revenue and earnings per share. We have also seen a modest improvement in our stock price towards the end of the quarter ended March 31, 2009, which has led to an increase in our market capitalization. . Based on these factors, the Company has determined that the remaining net goodwill balance of $121.1 million at March 31, 2009 was not considered to be impaired. The company recognizes that, over the longer term, the market price for our stock plus an appropriate control premium should represent fair value and, if market conditions fail to improve, we may incur charges for goodwill impairment in the future, which could be significant and could have a material negative effect on our results of operations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2009	2008
Revenue:
Product license	20%	22%
Services	80	78

Total revenue	100	100
Cost of revenue:
Product license	1	1
Amortization of acquired technology	4	3
Services	30	35

Total cost of revenue	35	39

Gross profit	65	61
Operating expenses:
Research and development	22	19
Sales and marketing	33	34
General and administrative	13	11
Business restructuring charges (benefits)	—	—
Amortization of intangible assets	3	2

Total operating expenses	71	66

Income (loss) from operations	(6)	(5)
Other income, net	1	4

Income (loss) before provision for income taxes	(5)	(1)
Provision for (benefit from) income taxes	—	1

Net income (loss)	(5)%	(2)%

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008 (in thousands except percentages)

Revenue

	Three Months Ended March 31,
	2009	2008	fluctuation
Product license	$6,923	$9,741	(28.9)%
Services revenue:
Subscription services	485	19	Not Meaningful
Maintenance and support	18,288	20,333	(10.1)%
Professional services	8,223	14,659	(43.9)%

Total services revenue	26,996	35,011	(22.9)%

Total revenue	$33,919	$44,752	(24.2)%

Total revenue decreased 24.2% in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The majority of the decline in 2009 is attributable to a decline in license revenue and professional services revenue.

Product license. Product license revenue decreased 28.9% during the three months ended March 31, 2009 as compared to the same period last year. The decrease is due to a number of factors including a challenging economic environment, a competitive landscape and a need to improve sales and marketing effectiveness. Despite the economic uncertainty in 2009, the changes to our sales and marketing organizations will, we hope, lead to increased productivity from the sales and marketing organization and we therefore expect license revenue to be flat to up 20% year over year for the full year 2009.

        Services. Services revenue decreased 22.9% during the three months ended March 31, 2009 as compared to the same period last year. The decrease is attributable to declines in both maintenance and support and professional services. The decrease in maintenance and support is attributable to a stronger dollar versus last year with the remainder due to lower license revenue over the past few years. Maintenance revenue is expected to decline up to 10% year over year in 2009, primarily because maintenance from new license customers is not expected to exceed the amount of maintenance revenue decline due to customer attrition. The decrease in professional services is due to the current economic environment causing companies to delay projects coupled with lower license revenue over the past few years. Professional services revenue is expected to decline up to 20% compared to 2008 due to the impact of lower license sales in 2008.

During the comparative three months ended March 31, 2009 and 2008, no single customer accounted for more than 10% of our total revenues. International revenue was $13.6 million and $18.3 million, or 40.2% and 40.8% of total revenues, in the three months ended March 31, 2009 and 2008, respectively.

Gross Profit

Cost of revenue consists of the costs of licensing first-party software incorporated into our products, the amortization of certain acquired technology and personnel and other expenses related to providing professional and maintenance and support services.

Gross profit amounts and percentages are as follows:

	Three Months Ended March 31,
	2009	2008	fluctuation
Product license	$332	$474	(29.9)%
Amortization of acquired technology	1,310	1,254	4.5%
Cost of services revenue:
Subscription services	316	14	Not Meaningful
Maintenance and support	2,707	3,299	(17.9)%
Professional services	7,256	12,539	(42.1)%

Total cost of services revenue	10,279	15,852	(35.2)%

Total cost of revenue	11,921	17,580	(32.2)%

Gross profit	$21,998	$27,172	(19.0)%

As a percent of sales, gross profit represented 65% and 61% for the three months ended March 31, 2009 and 2008, respectively. The increase in gross profit on a percentage basis is primarily driven by the significant decrease in professional services revenue which has an inherently lower gross profit margin than other lines of revenue.

Operating expenses

Operating expense amounts and percentages are as follows:

	Three Months Ended March 31,
	2009	2008	fluctuation
Research and development	$7,293	$8,399	(13.2)%
Sales and marketing	11,313	15,373	(26.4)%
General and administrative	4,518	4,790	(5.7)%
Business restructuring charges (benefits)	131	(2)	Not Meaningful
Amortization of intangible assets	869	817	6.4%

Total operating expenses	$24,124	$29,377	(17.9)%

Research and development. Research and development expenses consist primarily of personnel costs to support product development. Research and development expenses decreased 13.2% in the three months ended March 31, 2009 compared to the same period last year. The decrease is due to the restructuring efforts that took place in Q3 and Q4 of 2008.

The Company did not capitalize any software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, for the periods presented.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other related costs for sales and marketing personnel, sales commissions, public relations, marketing materials and tradeshows as well as bad debt charges. Sales and marketing expenses decreased 26.4% in the three months ended March 31, 2009 compared to the same period last year. The decrease is as a result of decreased headcount due to the Q3 and Q4 2008 restructuring activities and lower commissions due to lower license revenue.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for human resources, finance, accounting, facilities, information technology and legal employees. General and administrative expenses decreased 5.7% in the three months ended March 31, 2009. The decrease is due to lower professional services fees and bonus amounts. We expect general and administrative expenses in future periods to fluctuate as a percentage of total revenue from period to period based on seasonality, sales cycles, regulatory requirements, legal proceedings and fees paid to outside professional service providers.

Business restructuring charges (benefits). Business restructuring charges (benefits) consist primarily of costs extending from the restructuring plan that took place during the third and fourth quarters of 2008. These charges were offset slightly by small adjustments to facility lease commitments of which the remaining maximum lease commitment extends out to 2011. The actions taken during 2008 were designed to reallocate certain employee related investments and reduce our costs in line with our reduced revenues. These actions should drive up to a 10% reduction in our operating expenses for 2009. There can be no assurance that the estimated costs of our restructuring efforts will not change. These are management’s best estimates based on currently available information and are subject to change should one, or more, of the Company’s subtenants default on their executed lease agreement with the Company or actual operating expenses differ from current estimates.

Amortization of other intangible assets. Amortization of other intangible assets includes amortization of customer relationships and non-compete contracts. Amortization expenses related to acquired technology are recorded in cost of revenue. Amortization expense is recorded ratably over the estimated useful lives of the other intangible assets, which range from one to six years. Components of other intangible assets are presented in Note 5 — Intangible Assets in our Notes to Condensed Consolidated Financial Statements.

Stock based compensation

The company records stock based compensation in the appropriate functional expense categories, which are Cost of revenue – services, Research and development, Sales and marketing, and General and administrative. Under Statement 123R the Company records expense for stock compensation based on the grant date fair value. The Company determines grant date fair value for stock options and the ESPP using the Black-Scholes option pricing model. The fair value for restricted stock awards (RSAs) is generally equal to their intrinsic value at the date of grant. For the three months ended March 31, 2009, the Company recorded $0.8 million for stock options, $0.9 million for restricted stock awards, and $0.1 million for the employee stock purchase plan.

See the attribution of stock compensation expense to its appropriate cost categories at Note 8 – Shareholders’ Equity in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference.

Liquidity and Capital Resources

The following table presents selected financial statistics and information (dollars in thousands):

	March 31, 2009	December 31, 2008
Cash, cash equivalents and short-term investments	$143,123	$138,920
Working capital	$112,898	$111,617
Current ratio	3.0:1	2.9:1
Days of sales outstanding – for the quarter ended	60	60

At March 31, 2009, we had $143.1 million in cash, cash equivalents and short-term investments and no debt. We invest cash exceeding our operating requirements in short or long-term, investment-grade securities and classify these investments as available-for-sale.

Net cash provided by (used in) operating activities was $6.1 million and $10.1 million during the first three months of 2009 and 2008. The decrease in cash provided by operating activities is primarily due to the year over year decline in revenues which led to lower cash inflows, combined with the net loss of $1.8 million in the first quarter of 2009 versus the net loss of $0.8 million in the first quarter of 2008.

Net cash provided by (used in) investing activities was ($21.7) million and $11.7 million during the first three months of 2009 and 2008, respectively. The decrease in the investing activities was driven by the significant purchase of additional short-term investments during the quarter coupled with an additional $1.0 million of capital expenditures due to the India fit out in Q1 2009.

Net cash provided by (used in) financing activities was ($13) thousand and ($18) million during the first three months of 2009 and 2008, respectively. During 2008, our financing activities consisted of purchases of our common stock in the open market in accordance with our stock repurchase program. The stock repurchase program was put on hold during July 2008. In addition, the Company experienced a decrease in the exercise of vested stock options due to low or negative intrinsic values of stock options currently outstanding. Even after considering the current economic environment, we believe that we have sufficient capital resources to meet our working capital, capital expenditure and investment requirements for at least the next 9 months.

Contractual Obligations

See the contractual obligations as of March 31, 2009 at Note 13 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements, incorporated herein by reference.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our 2008 Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of our 2008 Annual Report on Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

VIGNETTE CORPORATION

Date: May 8, 2009	/s/ T. Patrick Kelly
T. Patrick Kelly
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)